Form 10-K
period 1996-05-31
TECHNOLOGY SOLUTIONS COMPANY
filed 1996-08-23
CIK 877645

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                   FORM 10-K
                                   ---------

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended May 31, 1996
                        Commission file number 0-19433

                                 [LOGO OF TSC]

                         TECHNOLOGY SOLUTIONS COMPANY
                     INCORPORATED IN THE STATE OF DELAWARE
                    EMPLOYER IDENTIFICATION NO. 36-3584201

        205 NORTH MICHIGAN AVENUE, SUITE 1500, CHICAGO, ILLINOIS 60601
                                 (312) 228-4500

                       SECURITIES REGISTERED PURSUANT TO
                           SECTION 12(G) OF THE ACT:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE EACH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.    YES [X]    NO

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.   [X]

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT (BASED UPON THE PER SHARE CLOSING PRICE OF $26.75 ON AUGUST 9, 1996, AND, FOR THE PURPOSE OF THIS CALCULATION ONLY, THE ASSUMPTION THAT ALL REGISTRANT'S DIRECTORS AND EXECUTIVE OFFICERS ARE AFFILIATES) WAS APPROXIMATELY $393 MILLION.

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE PER SHARE $.01, AS OF AUGUST 9, 1996, WAS 15,269,093.

DOCUMENTS INCORPORATED BY REFERENCE:

INFORMATION REQUIRED BY PART III (ITEMS 10, 11, 12 AND 13) OF THIS DOCUMENT IS INCORPORATED BY REFERENCE TO CERTAIN PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT DISTRIBUTED IN CONNECTION WITH ITS 1996 ANNUAL MEETING OF STOCKHOLDERS.

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY


                                    PART I.
================================================================================

ITEM 1.  BUSINESS


GENERAL

Technology Solutions Company ("TSC" or the "Company") provides strategic business and management consulting and information technology services to major corporations and financial institutions. These services help manufacturing, technology, health care, telecommunications, financial services, and other service industry clients transform their businesses, their internal business processes and their relationships with customers, suppliers, distributors and employees. The information technology services provided by TSC help these clients achieve clearly defined business benefits. As used herein the terms "TSC" or the "Company," unless the context otherwise clearly requires, refer to Technology Solutions Company and its subsidiaries.

TSC services span the full range of strategic business and management consulting services and information technology services. The strategic business and management consulting services offered include business strategic planning, market research and analysis, new venture growth services, product and distribution channel planning and organizational restructuring services. TSC's information technology ("IT") services address the entire spectrum of IT consulting and systems integration, including the identification of areas of a client's business that can benefit from computer technology, feasibility studies, business case justification, business process redesign and reengineering, benchmarking and best practices, project management, architecture, logical and physical systems design, hardware and software selection, programming, implementation, change management, education, training, and benefits realization.

In May 1996, the Company strengthened its service offerings through the acquisition of Aspen Consultancy, Ltd. ("Aspen") and McLaughlin & Associates ("McLaughlin"). Aspen, a London-based consultancy, provides expertise in customer service and call center consulting, including business strategy for Pan-European and domestic European call centers, technology vision, communications infrastructure and architecture. This acquisition accelerates the Company's efforts to enter the European call center market as Aspen has an established client base, a local team of experts, and in-depth knowledge of the European call center market.

McLaughlin, the Company's second strategic acquisition, provides expertise in high-end business and product strategy and management consulting services. McLaughlin's business focuses principally on computer, telecommunications, software and services firms. This acquisition adds significant expertise to the Company's high-end strategic consulting services and provides the Company with additional expertise to serve the growing telecommunications market space.
================================================================================

TSC is organized into specific areas of business focus, called practice areas, to better address the needs of its clients by providing specialized business and systems knowledge. TSC believes that a structure based on focused practice areas gives its clients access to very specialized industry and systems knowledge and allows its employees the flexibility and opportunity to grow and develop.

The Company is currently organized into six practice areas: Call Center, Enterprise Applications and Change & Learning Technologies (formerly known as Applications and Training), Financial Services, Managed Health Care, McLaughlin & Associates, and Products. Additionally, the Call Center and Enterprise Applications and Learning Systems practice areas conduct business in international markets.

Since its inception in May 1988, TSC has performed systems work for approximately 300 corporations, including Aetna, ConAgra, Georgia-Pacific, The Equitable, First Union Corporation, Goldman, Sachs & Co., The Chicago Board Options Exchange (CBOE), Pfizer Pharmaceuticals, Cisco Systems, Pepsi, Square D Corporation and Whirlpool Corporation.

TSC is a corporation formed under the laws of the state of Delaware. Its principal executive offices are located in Chicago, Illinois. In addition to its Chicago office, the Company maintains domestic offices in New York; Atlanta; and the Dallas; and Philadelphia metropolitan areas. International offices are located in Mexico City, Mexico; London, England; and Toronto, Canada.

STRATEGY

TSC's strategy is to offer the full range of strategic business and management consulting and information technology consulting services. The strategic business and management consulting services offered include business strategic planning, market research and analysis, new venture growth services, product and distribution channel planning and organizational restructuring services. TSC has significant experience with strategic business initiatives within computer, telecommunications, software and services firms.

TSC's information technology consulting services are offered in key application areas within targeted vertical markets. This specialization enables the Company to offer superior application and industry expertise in attractive growth areas such as customer relationship solutions, call center and customer service reengineering, electronic commerce, sales process optimization, risk management, supply chain reengineering, packaged software implementation, and other areas. Projects undertaken in these areas improve a client's profitability and have attractive internal rates of return. TSC concentrates on large corporate projects, because it believes that such projects offer maximum profit potential and represent one of the fastest growing areas of the systems consulting and integration market. TSC has implemented major systems within manufacturing, distribution, retail, transportation, telecommunications, banking, insurance, health care and financial services firms.

Further contributing to the significant benefits that can be realized from these new systems is the redesign and restructuring of the business processes of the organization. Integral with much of TSC's information technology consulting work is management consulting in the process redesign and reengineering areas. Projects are comprised of a number of phases the total of which may

================================================================================
span a time period of from nine to twelve months to several years. Major project work may result in significant additional engagements with the same organization.

TSC's strategy emphasizes the importance of project management, and industry-specific and application knowledge. TSC dedicates an experienced, senior level project manager (vice president) to manage the typical large project. These individuals have many years of experience managing a variety of systems projects. TSC's professional staff have specialized application skills and industry knowledge which enhances their ability to understand the business objectives of their clients and to contribute to day-to-day operating efficiencies. This knowledge is important not only to the successful development of the computer system but also to the redesign and the restructuring of the business process utilizing the affected systems. This industry-specific approach is reflected in TSC's organization into practice areas.

A key component in TSC's success is its project management model, which leverages the expertise of TSC's staff in partnership with the client to build the technology solution. In a typical TSC project, a TSC vice president averaging 23 years of experience serves as project manager. This individual works with ten experienced consultants averaging 18 years of experience to create the foundation project team, which is then completed by pairing with the client's staff.

TSC's strategy for the future focuses on several areas. The Company intends to build on its growing strength as a full service business and technology consulting firm, leverage its expertise in key vertical markets, continue its national and international expansion, and continue to invest in its most important asset, the employees of the Company. This strategy manifests itself in near term plans for growing the customer relationship solutions business, expanding the package application integration business, developing new industry focuses and expanding consulting services and markets.

Customer Relationship Solutions

A major strategic focus for TSC is in the area of customer relationship solutions. Frederick F. Reichheld, author of The Loyalty Effect: The Hidden Force Behind Growth, Profits, and Lasting Value (Harvard Business School Press,
1996), noted: "On average, U.S. corporations now lose half their customers in five years." This churn of the customer base is very costly to the firm. This has caused companies to increasingly focus on customer service, and today customer service is now the top information technology priority for many firms.

TSC believes that there is a significant difference between delivering customer service and building customer relationship. In the past, American business has interacted with its customers through largely reactive, transactional customer service processes. In this model, the company responds to inquiries initiated by the customer, and satisfaction ultimately results from the customer's own efforts to request service from the company. These customer service groups are usually viewed as an overhead cost that should be controlled. Thus, these functions are typically managed with cost control and efficiency as the key issues.

The next generation of business strategies can improve upon these conventional ideas of customer service by implementing strategies based on a much broader idea, that of the customer

================================================================================
relationship. Interactions based upon the customer relationship model replace the traditional reactive, transactional customer service experience with one that attempts to anticipate customer needs, operates proactively and, thereby, creates a long-term bond with the customer.

This model, based upon TSC's client experiences, delivers to the customer a sense of uniqueness, created by relationship rules that recognize and act on that uniqueness and a new model of customer influence. The result of this approach is a relationship between the business and customer that secures the customer's long-term patronage and loyalty.

The contrast between customer service and customer relationship might be described as follows: customer service is usually a reactive function with a goal of efficiency, while customer relationship is a powerful, continuous series of proactive customer interactions. Its goal is long-term value.

The shift from a transaction orientation to one of customer focus is not as obvious or easy as some people suggest. There are three key points in a customer relationship solution: 1) the focus in the transition is the customer relationship and how to strengthen it; 2) the strongest customer relationships are built on recognizing and acting on the customer's uniqueness (this can be accomplished in many ways); and 3) the key business statistic in this process-- the one that gives us a benchmark estimate of the potential in this strategy--is customer value. Customer value is not merely customer retention or customer profitability. Rather, it represents the optimal economic return that can be anticipated from a customer over time by managing the relationship successfully. It therefore considers the customer's current and potential lifetime value to the organization.

TSC's work in the customer relationship area includes customer relationship call center solutions as well as solutions encompassing electronic commerce, supply chain, and sales process optimization. The systems implemented by TSC often involve the integration of third-party applications software packages and often include the development of custom training. TSC's strategic business services include high-end business strategy and vision development, performance benchmarking, business case development, process redesign and reengineering, and change management/benefits realization. Information technology services include project management, technical architecture, logical and physical systems design, systems integration, hardware and software selection, programming, implementation, education and training.

Customer relationship solutions require significant systems integration work to be successful. Every system requires integration with the clients existing legacy systems. In addition, each solution includes a variety of hardware and software products at both the server and workstation level that must be successfully integrated along with the interface to the internal and external communications networks.

CALL CENTER SYSTEMS

TSC is a recognized leader in the development of world-class call centers that help clients build and enhance their relationships with their customers. This is due to TSC's focus on helping its clients articulate their vision for the customer relationship and then turning that vision into a

================================================================================
practical strategy with a roadmap to a successful implementation. TSC has been involved in the design, development, and implementation of a number of the leading customer relationship call centers in the U.S.

These systems require computer telephony integration (CTI) as well as the integration of imaging, intelligent call routing, scheduling and forecasting, productivity tools, workflow, expert systems, customer contact databases, and legacy systems plus a variety of automatic call distributor (ACD) telephone switches, voice response units (VRUs), and predictive dialer hardware as well as workstation, server, and database environments. TSC's experience in and understanding of the complexities of integrating the variety of hardware and software products and environments is a major reason for TSC's success as a leader in building world-class customer relationship call centers.

Based on TSC's years of building world-class call centers in the U.S., TSC has begun the international expansion of its call center business with operations now in Mexico, Europe and in Canada.

To speed the growth of the U.S. and international call center business, TSC has built and continues to update its Knowledge Center for the call center area. The Knowledge Center provides TSC consultants working anywhere in the world on a customer relationship call center project with access to a powerful suite of observation and assessment tools, best practice models, quality assurance measure, proven methodologies, successful rollout strategies and a technology toolkit of software tools.

ELECTRONIC COMMERCE SYSTEMS

The emerging field of electronic commerce (EC) is a new focus area for TSC. Electronic commerce is, according to Gartner Group, not a single technology or tool; rather it is a combination of technologies, applications, processes, and business strategies. It reduces the cost of creating, moving, managing, and processing documents, transactions, and other forms of information exchanged between entities. It reduces operational costs since information from trading partners is more accessible, timely, and accurate when sent electronically-- ultimately improving the quality of decisions made by management and enhancing relationships with business partners. It also increases revenue and profits by providing additional channels to market and the ability to sell products and services at a lower cost.

EC today encompasses such technologies as electronic data interchange (EDI), bar coding, e-mail, the Internet and Intranets among others. EDI applications are delivering strategic benefits and supporting specific company initiatives, including Quick Response (QR), Efficient Consumer Response (ECR), and other supply chain management efforts. E-mail and groupware products such as Lotus Notes(R) and Microsoft Mail(R) are helping companies communicate across network platforms, transmit time-sensitive information, and ultimately form virtual corporations. Internet and Intranet applications are quickly becoming common at companies.

___________________________
"Lotus Notes(R)" is a registered trademark of Lotus Development Corporation. "Microsoft Mail(R)" is a registered trademark of Microsoft Corporation.

================================================================================

TSC is helping companies embrace the benefits of EC to reduce costs, leverage new market opportunities, and effectively communicate with their employees, customers, and trading partners. Whether companies are using bar codes for electronic receiving, unveiling an electronic catalog, or reengineering their entire supply chain, TSC provides an objective and integrated EC solution.

When EC technology is integrated with applications within the overall business process, only then can a new, radically different business model emerge. This is a business model where customer service is paramount, 100 percent accuracy in product delivery is the norm, order turnaround is measured in hours rather than weeks, and products and services are available at multiple access points.

TSC's strategy in building an electronic commerce capability has been to capitalize on its experience and to leverage the expertise behind these experiences. For example, in the electronic supply chain area, TSC has built an EDI infrastructure for a major client, which included an EDI assessment, developed tactical organizational recommendations and a long-term EDI strategic plan. This has reduced transaction time, improved problem tracking capabilities, saved key relationships with multiple suppliers and laid the foundation for a world-class EDI infrastructure.

For a leading computer manufacturer, TSC built an interactive catalog that allows end users to review, shop and order office supplies directly from their PCs. The interactive catalog expands market channels for participating office supply distributors and positions the computer manufacturer as a value-added provider. These and other early successes have given us the foundation to build a significant core expertise in this attractive growth market.

SUPPLY CHAIN SYSTEMS

As companies embrace the business strategy that customer relationships which attempt to treat a customer uniquely, and look at the customer value over the long-term, they find that the systems that the customer must interface with are not relationship oriented. In many large, multi-product businesses a client may have to deal with several product-line order departments, located in different cities using different order entry systems. Requesting information about a shipment is equally difficult as the client must determine which of many access points to contact regarding a given order.

Thus, companies focused on enhanced customer relationships are implementing supply chain systems to create a single focus, single point of contact for the relationship with the customer. Companies are embracing the idea of making it easy for the customer to deal with their firm. These supply chain systems are complex integration efforts as they must interface with a variety of existing legacy systems in the various business units within the firm.

Projects in this area begin with establishing the business strategy and vision followed by the development of the business case which details the costs, benefits, the quantification of the payback and internal rate of return of the project, and outlines accountabilities for project success. Because these projects typically cross a number of product lines and business units, the development of a prototype system in a rapid application development (RAD) environment is critical to understanding the business issues within each area affected.

================================================================================

The supply chain systems developed by TSC allow the company to understand the client relationship. This is done by giving all of the business units dealing with that customer the opportunity to understand the nature, amount and profitability of the business done with a particular client. With a supply chain system in place many companies are creating relationship managers to put the single point of contact into the sales process.

SALES PROCESS OPTIMIZATION SYSTEMS

Competitors who promise better service are making it difficult for companies to retain their once stable customer accounts. Account profitability is difficult to evaluate without reliable analyses. Significant customer buying patterns are not easily recognized and cross-selling tools are difficult to use. These are some of the problems facing management in today's business environment.

Most organizations today manage prospect and customer contact as a series of transactions rather than looking at the customer's total relationship because the company information systems lack integration that enables an organization to find data and make it accessible for sales and management. In an optimized setting, the customer's total relationship with the organization is accessible not only to the sales force but to other departments that may interact with the customer, such as customer service or distribution.

Simply automating the sales force is only part of the solution. TSC focuses instead on sales process optimization. This model engages the entire organization in the customer analysis, acquisition and retention process. The organization is now focused on what the customer needs to know, when they need to know it, and in what form. This highly personal value-added sales infrastructure reduces the time needed to close deals. The model leverages the sales force for its potential input to product development, marketing planning, customer relationship management and corporate strategy.

TSC utilizes a discovery lab, an intensive, highly focused process that blends break-through thinking and business process reengineering to examine the entire sales and sales support process. A new sales and sales support process is modeled which links the firms business strategies with the goal of maximizing added value with each customer transaction. A business case for this vision is developed which tests the feasibility of the strategy in a model of operations and feasibility analysis. The business case weighs the costs against the benefits to calculate payback and internal rate of return and it outlines accountabilities for project success.

TSC then provides implementation services necessary to put the sales optimization system in place. These include project management, technical and business architecture, systems integration, hardware and software selection, implementation, programming, benefits realization and education and training.

================================================================================

Package Applications Integration

While focusing on large corporate projects, TSC recognizes that there is more and more consulting and integration work being performed which involves applications software from third-party vendors. TSC's staff includes many individuals with corporate and consulting experience in numerous applications software products. This corporate experience includes not only technical but line management and industry-specific knowledge and experience. This broad base of experience helps clients implementing applications software packages obtain the maximum benefits from their new system. Additionally, TSC has dedicated resources that specialize in the implementation of the R/3 product from SAP AG and its U.S. subsidiary SAP America, Inc., the TRITON product offered by Baan N.V. and its U.S. subsidiary Baan U.S.A., Inc., and the financial and human resources applications of PeopleSoft, Inc. These three organizations are leaders among developers of integrated business software, and implementation of their software offers significant long-term revenue potential. TSC will, in fiscal 1997, expand its package application integration alliances.

In addition to package application implementation, TSC has also developed sophisticated multi-media computer-based training (CBT) systems for clients. These CBT applications cover custom client applications as well as CBT training programs that reflect client specific implementations of third-party applications software.

Telecommunications

The deregulation of the local telephone markets in the U.S. along with the privatization of a number of European PTTs and the opening of these European telephone markets to competition has created a significant opportunity for the implementation of customer relationship solutions in the telecommunications market. The development of other alternative carriers in the cellular, PCS, CDPD and cable TV markets adds to the need for customer relationship systems in the these markets.

Although a significant amount of effort has been and continues to be spent on rewriting the billing and infrastructure systems in the telecommunications industry, the telecommunications industry has not been focused on the customer relationship as it provides service to its customers. In a more competitive deregulated environment, however, customer service will become a differentiator. Therein lies an opportunity for TSC, with its expertise in helping companies transform their relationships with customers. The systems required for these firms are large, complex systems which require a significant amount of integration. Because of the size of these businesses and the transaction volumes, the systems are not simple implementations but rather large, complex, long duration integration projects. TSC has performed work at several Regional Bell Operating Companies (RBOC's) in the past. TSC will, in fiscal year 1997, begin to develop a new business focus (practice area) in the area of telecommunications.

================================================================================

Expansion of Services / Markets

The acquisition of McLaughlin & Associates was a major move in TSC's efforts to expand its services. This moved TSC into the high-end strategic business and management consulting services area. TSC intends to devote significant time and effort to growing and expanding this consulting area. Other services that will be expanded include the education and training area where additional focus will be placed on growing the previously discussed CBT training systems area.

TSC's business focus is in the commercial market. TSC does not presently participate in the state, local, and federal government segment of the systems integration market. The governmental segment historically has been subject to more intense price competition due to the focus on lowest price in the bidding process and limitations on profit margins in certain procurements. Additionally, the government segment of the market is characterized by slow and many times erratic payment policies.

SERVICES

TSC provides strategic business and management consulting services and information technology services to its clients. The strategic business and management consulting services offered include business strategic planning, market research and analysis, new venture growth services, product and distribution channel planning and organizational restructuring services. TSC's information technology ("IT") services address the entire spectrum of IT consulting and systems integration, including the identification of areas of a client's business that can benefit from computer technology, feasibility studies, business case justification, business process redesign and reengineering, benchmarking and best practices, project management, logical and physical systems design, hardware and software selection, programming, implementation, change management, education, training, and benefits realization. As a systems integrator, TSC assumes overall project management responsibility, is the primary point of contact for the client, and is able to deliver a comprehensive package of services and products. In addition, TSC occasionally utilizes certain customized software packages that may be sold separately or provided as part of a larger systems solution.

TSC generally bills for project work on a time-and-materials basis. The size of the team of TSC's professional staff assigned to a particular project varies depending on the size of the project and the stage of implementation. TSC's professional staff assigned to a project is billed out at various rates, depending on the level of expertise of each individual.

The value of TSC's comprehensive package of services and resources is particularly evident in the context of major systems projects. Successful implementation of a major systems project requires a wide range of technical skills, such as general management consulting and business process reengineering, logical and physical design, implementation and training support, and technical expertise in equipment, databases, programming, productivity tools, methodologies, communications, and system design and maintenance. TSC can provide these technical skills and, in addition, contribute significant additional value to the project by offering expertise in the following areas.

================================================================================

BUSINESS CASES -- TSC believes that one way in which it differentiates itself in the business and technology consulting market is through its business case justification process. TSC likes to start each project -- regardless of practice area -- with a business case justification that clearly spells out the business benefits that will result from the systems investment, along with the various financial measurements of the benefits, including internal rate of return.

The business case analyzes the client's current business objectives, operational structure, and systems architecture, evaluating which areas will bring the greatest return on the client's investment. During the process, TSC educates the client about relevant technological options and recommends how the client can best employ the technology to meet its objectives.

The business case relates the system functionality and all associated costs to specific and measurable benefits. TSC analyzes the impact of the proposed new technology in financial terms, such as internal rate of return, payback, net present value, cash flow, and financial income statement impact, adapting to the internal accounting procedures of the client so the resulting business case is in a format that the client can easily understand. Three scenarios are typically included in TSC's business cases: conservative; most likely; and best case.

The key elements of a TSC business case include: an executive summary, project and system descriptions, a financial summary, alternative approaches considered, quantifiable and non-quantifiable benefits, recurring and nonrecurring costs, timing of the benefit or cost, and post-implementation audit guidelines.

Large systems projects are bound to have problems, both anticipated and unanticipated. TSC believes that a comprehensive business case with specific, measurable results can help the project team to better work through the problems and deliver an effective business solution.

SYSTEMS INTEGRATION AND PROJECT MANAGEMENT -- TSC identifies areas of a client's business that can benefit from computer technology and works with the client to design and develop an appropriate solution to meet the client's needs. The project manager typically assumes overall project management responsibility during the development and implementation phases, overseeing the team assembled by TSC (which normally consists of a combination of TSC, client, and vendor personnel) to implement the project and coordinate the various hardware, software, telecommunications, and other components required.

SOFTWARE PRODUCTS EXPERTISE -- Application software and other software products can reduce development time, cut costs, and increase the probability that the system will perform the job it is intended to perform. TSC believes that application software experience and software products will become increasingly important to businesses seeking systems solutions in the future. TSC is familiar with many third-party software products for the industries it serves and can, in some cases, provide or utilize its own software tools.

REUSABLE TOOLS AND METHODOLOGIES -- TSC has developed a number of methodologies, templates, and tools which are used in various areas of the strategic planning, market analysis, business case, systems integration, project management, and software package integration/implementation aspects of TSC's project work. These methodologies, templates and

================================================================================
tools decrease the time required to implement a system or develop an analysis, as well as increase reliability and reduce client risk associated with a particular project phase.

CHANGE MANAGEMENT/ORGANIZATIONAL EFFECTIVENESS/TRAINING -- TSC embeds a change management component in its delivery of solutions, recognizing that the ability and speed of the people in a client organization to adapt to new systems is a critical success factor. Whether it is a package implementation or a large complex systems integration project, employees at all levels of the client are affected. The failure of the users to properly utilize the system can mean the difference in the client obtaining the benefits originally specified for the project. TSC's change management programs are designed to ensure the project's successful implementation by reducing resistance, along with expanding the client's understanding and commitment to the project change needs.

TSC recognizes that this aspect of the implementation of a computer system is much more than developing a training program. TSC believes that its approach of using consultants trained in organizational development, counseling, and human behavior is critical to developing a successful change management program. TSC's change management staff has worked in counseling, health/mental health clinical practice, and the design and presentation of high-impact interactive/activity-based training programs.

TSC offers its clients a variety of training options in its project work. TSC's training programs can range from basic "train the trainer" programs for a new client system to sophisticated multi-media computer-based training programs that can be used for training of the users of the system as well as detailed process and system education.

CLIENTS

TSC's five largest clients in fiscal 1996 accounted for 21 percent, 6 percent, 6 percent, 6 percent, and 5 percent of total revenues, respectively; in fiscal 1995, the five largest clients accounted for 24 percent, 18 percent, 6 percent, 5 percent, and 4 percent of total revenues, respectively; and in fiscal 1994, they accounted for 16 percent, 16 percent, 11 percent, 9 percent, and 5 percent of total revenues, respectively. Clients that accounted for 10 percent or more of revenues consisted of Georgia-Pacific in fiscal 1996; Georgia-Pacific and ConAgra in fiscal 1995; and Pepsi-Cola Company, ConAgra, and Goldman Sachs & Co. in fiscal 1994.

In fiscal 1996, fiscal 1995, and fiscal 1994, respectively, 75 percent, 80 percent and 80 percent of TSC's total revenues resulted from clients for which work had been performed in the prior fiscal year. Although it is not unusual for a client to contribute significant revenues over several years, no assurance can be given that a client that contributes significant revenue in one year will contribute significant revenue in following years.

TSC views existing clients as a valuable source of additional work once a project is commenced. Such additional work frequently takes the form of an expansion of the original project or an additional project related in some way to the original project. In most cases, however, TSC does not expect to continue work for its clients on a long-term basis, because TSC works as a team with the client to ensure that the maintenance of the system can be done in-house.

================================================================================

PRACTICE AREAS

TSC is organized into specific practice areas to better focus on the needs of its clients and the skills of its employees and to allow for the formation of smaller, focused working groups for greater efficiency. TSC believes that a small practice area structure gives its clients very specialized industry and systems knowledge and allows its employees the flexibility and opportunity to grow and develop.

During fiscal 1996, TSC was organized into five practice areas -- Applications and Training (now known as Enterprise Applications and Change & Learning Technologies), Call Center, Financial Services, Managed Health Care, and Products. During fiscal 1997, a practice area will be added for the business strategy and management consulting area as a result of the expertise acquired with the acquisition of McLaughlin & Associates.

CALL CENTER

TSC's Call Center practice area is a recognized leader in the implementation of customer relationship call center projects for consumer products, health care, telecommunications, high technology, and financial services companies. Companies utilizing TSC's services in the Call Center area do so because they have come to believe, as does TSC, that superior customer service can be a competitive differentiation and an important factor in retaining customers. Companies who believe this also realize that attracting new customers is a very costly exercise and that it is usually more cost-effective to retain existing customers.

The focus of the Call Center practice area includes companies involved in consumer products, high technology, financial services, telecommunications, media (including publishers and advertisers), direct marketing, and health care. An important element in the current success and growth of this practice area is TSC's ability to impart to its clients a vision of the future that will utilize sophisticated voice and data technologies integrated into a seamless environment at the call center customer service agent's workstation.

Projects in the Call Center practice area typically include the evaluation of current call center operations, benchmarking and best practices analysis, system design and architecture, and implementation involving a variety of hardware, software, and technologies, including the integration of voice and data technology, artificial intelligence, imaging, client/server, and desktop tools. The practice area targets firms with inbound/outbound call centers or telemarketing centers which provide such functions as sales, service, technical support, and customer inquiry.

Within its Call Center practice area, TSC believes it competes for projects primarily on the basis of the reputation and experience of its senior project managers, its expertise in leading-edge technologies, the creativity of the customer service vision established with the client, and the strength and quality of the call center architecture and design produced by TSC. The influencing factors in these projects have typically been the experience and creativity of the systems integrator, not the price.

================================================================================

ENTERPRISE APPLICATIONS AND CHANGE & LEARNING TECHNOLOGIES

The Enterprise Applications and Change & Learning Technologies practice area (formerly known as the Applications and Training practice area) undertakes projects which require a knowledge of a number of different third-party applications software packages and may involve the implementation of customized software to interface the new applications software with existing customer systems. Technologies common in this practice area include client/server and cooperative processing architectures, relational database technology, network integration, and telecommunications.

The client focus within the Enterprise Applications and Change & Learning Technologies practice includes commercial manufacturers, engineering companies, health care, financial services, distribution and logistics companies, aerospace and defense contractors, and other firms where the installation of an application software package developed by a third-party vendor is being undertaken. Operational areas that the Enterprise Applications and Change & Learning Technologies practice area focus on include manufacturing planning and operations, logistics, transportation, inventory management, human resources, accounting, and financial analysis and reporting.

The Enterprise Applications and Change & Learning Technologies practice area is involved in systems integration and package implementation projects involving the human resources and financial packages supplied by PeopleSoft, Inc. and the integrated client/server product family R/3 supplied by SAP AG and its U.S. subsidiary SAP America, Inc. as well as the integrated client/server product TRITON supplied by Baan Company N.V. and its U.S. subsidiary Baan U.S.A., Inc. Additionally, the Enterprise Applications and Change & Learning Technologies practice area provides services related to the evaluation of a client's current systems and business issues and will perform analysis of software alternatives for clients.

The Enterprise Applications and Change & Learning Technologies practice area is also involved with the development of education and training programs for clients. These training programs involve sophisticated user training programs, typically utilizing computer-based-training techniques.

Within its Enterprise Applications and Change & Learning Technologies practice area, TSC believes it competes for projects primarily on the basis of the reputation and experience of its senior project managers and knowledge of a variety of software applications, methodologies, and databases. Price competition has been more common within the Enterprise Applications and Change & Learning Technologies practice area than it has been in the Company's other practice areas.

FINANCIAL SERVICES

The Financial Services practice area is focused on defining and implementing systems for financial institutions in three core service areas: 1) Investment Management systems used by portfolio managers, traders, and client relationship personnel to improve asset returns and customer service; 2) Risk Management systems used by banking and corporate treasury for asset/liability management, to measure and hedge interest rate, currency and commodity income and value risk;

================================================================================

3) Sales Force Automation systems used by sales managers and sales persons to achieve higher productivity from sales and target marketing. In addition, the practice area has experience in implementing real-time global trading and back office applications as well as executive information systems in support thereof.

TSC clients within the Financial Services practice area include firms in the capital markets, investment management services, insurance, and retail and commercial banking industries.

These financial services firms must be able to collect, process, and coordinate vast amounts of information to survive and prosper in an increasingly competitive environment. The globalization and heightened volatility of financial markets, combined with the introduction of increasingly complex products and transactions, have intensified the need for real-time, global, 24-hour, integrated systems that can coordinate information needs throughout the organization. In addition, regulatory requirements have greatly expanded the types of information required to be reported to government agencies.

As a result of their information needs, financial services companies have historically relied heavily on computer technology and have come to view it as an asset with the potential to positively affect their competitive position. As their information needs are increasing, these firms are undertaking more systems upgrades, refinements, and overhauls to address those needs. Projects undertaken by TSC's Financial Services practice area often use technologies, such as client/server and cooperative processing architectures, relational database technology, imaging, network integration, and telecommunications.

TSC's experience indicates, however, that many financial services firms are not able to fully address these needs with in-house systems staff. They also may want to avoid significant permanent additions to their in-house staffs when market conditions are uncertain, or for projects with short timeframes.

TSC believes that its Financial Services practice area competes primarily on the basis of the experience and expertise of its senior project managers, its proven track record in applying new technologies and innovative business solutions, and the creativity of its proposals. Price has not typically been the primary factor in these major systems projects. More price-sensitive projects have generally tended to be performed by low-cost providers, such as contract programmers.

MANAGED HEALTH CARE

The Managed Health Care practice area concentrates on developing systems for patient care, preventative care, and the control of specialist and hospital expenses.

The Managed Health Care practice area can also provide workload and technology evaluation and consulting services to clients seeking acquisitions in the health care area.

The significant changes occurring in the health care field, from the consolidation of health care practices, the growth in numbers of PPOs and HMOs, the issues of health care cost control and cost containment, the development of home-based care programs, and the push for some form of national health care, all put pressure on health care organizations for more efficiency, greater

================================================================================
productivity, and reduction in overhead. TSC believes that system improvements can create operating effectiveness that will assist health care companies to respond to these pressures.

TSC believes that, within its Managed Health Care practice area, it competes for projects primarily on the basis of: the reputation and experience of its senior project managers; its flexibility to adapt to and work with a number of different methodologies, databases, software applications, and hardware platforms; and the strength, creativity and overall quality of its client presentations.

MCLAUGHLIN & ASSOCIATES

The McLaughlin & Associates practice area is involved in providing high-end strategic consulting services, including business strategic planning, market research and analysis, new venture growth services, product distribution channel planning, and organizational restructuring services. These strategic business and management consulting services are provided to companies within the computer, telecommunications, software, and services industries.

McLaughlin & Associates has extensive experience in providing these high-end consulting services to firms such as IBM, AT&T, GTE, Motorola, Digital Equipment and many of the regional Bell operating companies.

TSC believes that, within its McLaughlin & Associates practice area, it competes for projects primarily on the basis of the reputation and experience of its senior project managers and strategy consultants; its methodologies and market research models and databases; and the strength, creativity, and overall quality of its strategic recommendations. The influencing factor in these strategic consulting projects have typically been the experience and creativity of the consultant, not the price.

PRODUCTS

TSC's Products practice area is involved in providing systems and business consulting services to a wide variety of companies. The Products practice area is broken into geographic regions in the United States. TSC clients are industry leaders in packaged goods, pharmaceuticals, health care, retail, wholesale, mail order, engineering, commercial manufacturing, transportation/logistics, and textile and apparel. Typically, TSC works in the operational areas of the client company that have the greatest business and competitive impact, such as customer service, order processing, inventory and production management, pricing and promotions, transportation and logistics. The Products practice area is focused on project work in the electronic commerce, supply chain reengineering, order entry, inventory management, distribution/logistics, sales process optimization, and direct marketing areas.

Characteristics of the companies served include: a large customer base, an extensive product line, significant transaction processing loads, and large numbers (hundreds or thousands) of remote locations and staff to support. These companies typically need systems that are highly reliable, with nearly instantaneous response times to capitalize on a variety of sales opportunities.

================================================================================

The staff in the Products practice area has extensive experience in the electronic commerce, supply chain, and sales process optimization functional areas. These functional areas involve the integration and implementation of packaged software applications as well as the design, development, and integration of custom software and middleware in the industries described above. The Products practice area also is involved in a variety of other large-scale custom systems integration projects that encompass other functional areas of a business. Products practice area projects will often tap the technological expertise of TSC's people in the areas of client/server and cooperative processing architectures, relational database technology, network integration, on-line telecommunications networks, and performance modeling techniques.

TSC believes that, within its Products practice area, it competes for projects primarily on the basis of the reputation and experience of its senior project managers, its flexibility to adapt to and work with a number of different methodologies, databases and hardware platforms and equipment; the creativity and overall quality of the business and systems consulting work delivered to its clients; and the creativity and strength of its client presentations. Many of the projects in this practice area have included competitive bidding for the first phase of the project. But, the influencing factors in subsequent phases of the project have typically been the experience and creativity of the systems integrator, rather than price.

INTERNATIONAL

TSC initiated its international expansion during fiscal 1996. The revenues and results of operations of TSC's international operations were not material for the fiscal year.

During the first quarter of fiscal 1996, TSC established an office in Mexico City, Mexico, and began recruiting personnel. This office was established to support TSC's efforts in the area of implementation of the SAP R/3 product family in Mexico. While initial efforts are being focused on the implementation of the SAP products, TSC intends to eventually expand the focus of this office to include other TSC services and practice areas.

In fiscal 1996, TSC also opened an office in London, England, to market in Europe the Company's customer relationship call center services. In May 1996, the Company strengthened its European customer relationship call center service offerings through the acquisition of London-based Aspen Consultancy, Ltd. Aspen provides expertise in customer service and call center strategy, vision development and architecture. With this acquisition, the Company's efforts to enter the European call center market have been accelerated.

Subsequent to the end of fiscal 1996, TSC announced that it has opened an office in Toronto, Canada. This office supports TSC's efforts to expand its customer relationship call center business into the Canadian market.

================================================================================

PERSONNEL

As of May 31, 1996, TSC had a total staff (including U.S. practice areas, Mexico, Europe, and Infrastructure) of 622. The following table summarizes, as of May 31, 1996, the experience levels of TSC's professional staff (other than those in Infrastructure). Included among TSC's vice presidents are its senior project managers.

                                              Average Relevant Experience
                                                       (Years)
                                              ---------------------------
                       % of    Age   Average
Level                 Total   Range    Age    Consulting  Industry  Total
- -----                 ------  -----  -------  ----------  --------  -----
Vice Presidents        14%    29-58    44         10         13       23
Senior Principals      19%    30-63    43          9         13       22
Principals             29%    26-62    40          7          9       16
Senior Consultants     21%    24-58    33          4          7       11
Consultants            12%    23-48    30          3          2        5
Assoc. Consultants      5%    21-44    27          1          1        2

In order to accommodate typical project development lead times, TSC has found that, from time to time, it must recruit and hire additional senior project managers on the basis of anticipated demand for their services. There can be no assurance that demand for TSC's services will materialize as anticipated.

TSC's success will depend in large part upon its ability to attract, retain, and motivate highly skilled employees, particularly senior project managers and other senior personnel. Qualified senior project managers are in particularly great demand and are likely to remain a limited resource for the foreseeable future. Thus, although TSC expects to continue to attract sufficient numbers of highly skilled employees and to retain its existing senior project managers and other senior personnel for the foreseeable future, there can be no assurance that TSC will be able to do so. Additionally, the loss of some or all of TSC's senior project managers could have a material adverse impact on TSC, including its ability to secure and complete engagements.

INFRASTRUCTURE

As of May 31, 1996, TSC had a staff of 68 individuals who comprised the Infrastructure support group. The objective of Infrastructure is to facilitate local decision-making and the autonomy of the practice areas and project managers, while maintaining the internal structure necessary to support TSC's goals. The functional areas within Infrastructure include: senior corporate management; accounting; finance; legal; treasury and financial reporting; human resources; employee benefits; marketing; public and investor relations; office operations; support of recruiting; manpower coordination; training; internal communications; internal technology applications; planning; quality assurance; insurance and acquisitions.

INTELLECTUAL PROPERTY RIGHTS

Software developed by TSC in connection with specific client engagements is usually the property of the client. In certain of such situations, TSC has obtained, and in the future may attempt to obtain, a license from its client to permit TSC to market the software for the joint benefit of the

================================================================================
client and TSC. There can be no assurance, however, that TSC will be able to negotiate software licenses upon terms acceptable to TSC.

TSC regards the methodologies, tools, and software that it has developed as proprietary and intends to protect its rights in such methodologies, tools and software where appropriate with registered copyrights, patents, trademarks, trade secret laws, and contractual restrictions on disclosure and transferring title. There can be no assurance that any such steps taken by TSC in this regard will be adequate to deter misappropriation of its proprietary rights or independent third-party development of functionally equivalent products. "TSC" is a registered service mark of Technology Solutions Company. TSC presently holds no patents or registered copyrights on any of its methodologies, tools, or software.

Although TSC believes that its services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against TSC in the future.

COMPETITION

The strategic business and management consulting and the information technology and systems consulting business are highly competitive areas and include participants from a variety of market segments. Recognizable participants in the strategic business and management consulting market include firms such as Andersen Consulting , an affiliate of Arthur Andersen & Co.; Booz, Allen & Hamilton Inc.; McKinsey & Co.; and CSC Index, an affiliate of Computer Sciences Corporation, among others. The information technology and systems consulting market participants include systems consulting and implementation firms, contract programming companies, application software firms, the service groups of computer equipment companies, facilities management companies, "Big Six" accounting firms, and general management consulting firms. Thousands of firms fall into one of these categories. Among the more recognizable participants in the information technology and systems consulting market are American Management Systems, Inc.; Andersen Consulting, an affiliate of Arthur Andersen & Co.; Booz Allen & Hamilton Inc.; Cambridge Technology Partners, Inc.; Computer Sciences Corporation; Coopers & Lybrand LLP; Deloitte & Touche LLP; Electronic Data Systems Corporation; Ernst & Young LLP; IBM; KPMG Peat Marwick LLP; and Price Waterhouse LLP.

TSC believes that its ability to compete depends in part on a number of factors outside its control, including the ability of its competitors to hire, retain, and motivate a significant number of senior project managers, the ownership by competitors of software used by potential clients, the development by others of software that is competitive with TSC's tools and services, and the price at which others offer comparable services. TSC believes, however, that its prices are generally competitive with its principal competitors and, to date, TSC has been able to maintain its billing margins.

TSC's ability to procure engagements may be affected because various other competitors own software packages that may be used by potential clients. To date, however, TSC has not experienced significant limitations to its success in winning engagements as a result of competitors owning any other software, although such limitations could develop.

================================================================================

Participants in the systems consulting and implementation business also face potential competition from in-house systems staffs. In-house systems staffs are often considered to be a lower cost alternative to outside systems firms. In addition, use of in-house staffs permit the client to build skills for maintaining and enhancing the system, as well as skills to implement future systems. On the other hand, use of an in-house staff for a major systems project often requires hiring a significant number of additional people with no assurances that such new hires can perform as needed. Furthermore, the increased staff must often be re-deployed at the end of the project. Finally, clients often have difficulty attracting highly skilled individuals because of salary constraints.

Many participants in the systems consulting and implementation business have significantly greater financial, technical, and marketing resources and generate greater systems consulting and implementation revenues than does TSC. TSC believes, however, that no competitor or competitors are dominant in the markets in which it competes, although TSC competes more frequently with Andersen Consulting for major systems integration projects than with any other participant in the market. Andersen Consulting has substantially greater revenues, employees, and market share than does TSC.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of TSC are as follows:

William H. Waltrip          Chairman
John T. Kohler              President and CEO
James S. Carluccio          Executive Vice President
Kelly D. Conway             Executive Vice President
Jack N. Hayden              Executive Vice President
Michael J. McLaughlin       Executive Vice President
Martin T. Johnson           Senior Vice President and Chief Financial Officer
Paul R. Peterson            Senior Vice President, General Counsel and Corporate
                            Secretary

William H. Waltrip, age 58, has been a Director of the Company since December 1992 and Chairman of the Board since June 29, 1993. Mr. Waltrip also served as Chief Executive Officer from June 29, 1993 to June 29, 1995. Since January of 1996, Mr. Waltrip has served as the Chairman of the Board of Directors and Chief Executive Officer of Bausch & Lomb, Inc. From 1991 to May 1993, he was Vice Chairman of Unifax, Inc., a broad line food service distributor. From 1985 to 1988, Mr. Waltrip was President, Chief Operating Officer and a Director of IU International, a diversified services company with major interests in transportation, environmental services and distribution. From 1982 to 1985 he was President, Chief Executive Officer and a Director of Purolator Courier Corporation and from 1972 to 1982 he was President, Chief Operating Officer and Director of Pan American World Airways, Inc. He is also currently serving as a Director of Bausch & Lomb, Inc., the Teachers Insurance and Annuity Association and Thomas & Betts Corporation.

================================================================================

John T. Kohler, age 49, is currently the President and Chief Executive Officer of the Company and has been a Director of the Company since June 23, 1994. He joined the company as Senior Vice President in June 1992, was promoted to Executive Vice President and named to the Office of the Chairman in September 1993, became President and Chief Operating Officer on January 29, 1994 and became Chief Executive Officer on June 29, 1995. From 1986 to 1992, he was Senior Vice President and Chief Information Officer of Kimberly-Clark Corp. From 1983 to 1986, he was a partner and regional practice director for the Midwest Region consulting practice of Arthur Young.

James S. Carluccio, age 42, joined TSC in January 1992 and assumed his current role as Executive Vice President in February of 1994. From 1976 to 1992, he was with Arthur Andersen & Co. and certain affiliates thereof, most recently as a partner in Andersen Consulting's Advanced Systems Group in the New York, N.Y. office.

Kelly D. Conway, age 39, joined TSC in November 1993 as Senior Vice President and assumed his current role as Executive Vice President in July 1995. Prior to coming to TSC, he was a partner in the management consulting firm of Spencer, Shenk and Capers from 1991 to 1993. From 1989 to 1991, he was President of Telcom Technologies, a leading manufacturer of automatic call distribution equipment. From 1984 to 1989, he held the positions of VP Finance and VP Marketing for Telcom Technologies. From 1980 to 1984, he was a consultant with Deloitte, Haskins and Sells.

Jack N. Hayden, age 49, joined TSC in April 1992 as Senior Vice President and assumed his current role as Executive Vice President in July 1995. He served as interim CFO of TSC during late 1992 and early 1993. Prior to coming to TSC, he held the position of Vice President - Operations, Commercial Transport Division of McDonnell Douglas Corporation from 1990 to 1992. From 1989 to 1990, he served as Vice President-Finance of McDonnell Douglas Corporation. Prior to 1989, he served in numerous manufacturing and procurement positions at McDonnell Douglas Corporation since 1971.

Michael J. McLaughlin, age 46, joined TSC on May 31, 1996, when TSC acquired the operations of McLaughlin & Associates. Effective with the acquisition, he assumed the role of Executive Vice President and was elected to the Company's Board of Directors. From 1992 to 1996, he was President of McLaughlin & Associates. From 1972 to 1992, he worked for Booz, Allen & Hamilton, completing his tenure there as Global Practice Leader for the computer and telecommunications practice.

Martin T. Johnson, age 45, joined TSC in August 1993 as a Vice President responsible for business case development. In February 1994, he assumed the role of Vice President and Chief Financial Officer. In June 1996, he was made a Senior Vice President of the Company. From 1990 to 1993, he was Corporate Controller of The Marmon Group, Inc., an autonomous association of over 70 independent member companies. From 1987 to 1990, he was Vice President-Finance, Chief Financial Officer of COMNET Corporation, a publicly held computer software and computer services firm. From 1976 to 1987, he worked in a variety of financial positions with Zenith Electronics Corporation, the final position being Director, Internal Audit and Operations Analysis.

================================================================================

Paul R. Peterson, age 53, joined TSC in September 1992 as Vice President and General Counsel. In June 1996, he was made a Senior Vice President of the Company. Prior to coming to TSC, he held several positions with Bridgestone/Firestone, Inc., including Divisional General Counsel during the periods 1981 to 1984 and 1987 to 1992. His background also includes employment from 1984 to 1987 as a corporate executive with Block Management Corporation, an H&R Block subsidiary which managed Hyatt Legal Services, and service as a senior executive from 1974 to 1981 and as a trial attorney from 1971 to 1974 with the Federal Trade Commission.

ITEM 2. PROPERTIES

TSC's principal executive offices are located at 205 North Michigan Avenue, Suite 1500, Chicago, Illinois 60601. TSC's lease on these premises (approximately 20,600 square feet) expires July 31, 2004. TSC also leases facilities in New York, Atlanta and the Dallas and Philadelphia metropolitan areas. Additionally, TSC leases office premises in Mexico City, Mexico, Toronto, Canada; and London, England. TSC believes that these facilities are adequate for its current business needs. TSC expects that additional space will be required as it expands its business and believes that it will be able to obtain suitable space as needed.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any litigation that is expected to have a material adverse effect on the Company or its business.

In September 1993, then Company director and vice-chairman Melvyn E. Bergstein filed a complaint in the Circuit Court of Cook County, Chancery Division, alleging, among other things, he was wrongfully terminated as an employee. As a result of this alleged wrongful termination, Mr. Bergstein claimed that restrictive covenants in his employment agreement were invalid, and that he had incurred damages as a result of the alleged wrongful termination. In December 1993, Mr. Bergstein filed an amended complaint adding four of the Company's current and former directors as defendants. On February 4, 1994, the Company filed a Verified Answer, Defenses, Counterclaims and a Third Party Complaint against Mr. Bergstein and former TSC vice president Christopher J. Moffitt. On February 7, 1994, a Motion to Strike and Dismiss all counts except those relating to the restrictive covenants of Mr. Bergstein's Employment Agreement and the alleged breach of Mr. Bergstein's Employment Agreement was filed. In May 1994, the Chancery Court entered an order continuing the Motion to Strike and Dismiss pending the future transfer to the Law Division of all counts except the Count seeking a judicial declaration that the restrictive covenants were invalid. In September 1994, following a hearing, the Court ruled that the Company wrongfully terminated Mr. Bergstein, thereby breaching his Employment Agreement and invalidating the restrictive covenants. The Court also denied the Company's motion to enjoin Mr. Bergstein from breaching his restrictive covenants and his fiduciary duties and granted a summary judgment in favor of Mr. Moffitt. Acting on the motion previously filed by the Company, the Chancery Court transferred the remaining counts to the Law Division. On October 27, 1994, the Company filed a Notice of Interlocutory Appeal from the decision of the Circuit Court. On May 11, 1995, an oral argument was held in the Appellate Court of Illinois, First District, Fourth Division. On August 3, 1995, the Appellate Court ruled on the appeal affirming the Circuit Court's finding that TSC breached its Employment Agreement with

================================================================================

Mr. Bergstein, reversing the Court's finding that Mr. Bergstein owed no fiduciary duties, and reversing the Court's grant of summary judgment for Mr. Moffitt. On December 29, 1994, the Company filed a Supplemental Motion to Dismiss the remaining counts of Mr. Bergstein's Amended Complaint in the Law Division. The Company's Motion to Strike and Dismiss filed on February 7, 1994, together with the Supplemental Motion, were heard on March 29, 1995 and April 5, 1995 in the Law Division. An order was entered dismissing certain counts with prejudice, dismissing others with leave to replead and denying the Company's Motion with respect to other counts. On December 6, 1995, the Circuit Court of Cook County, Law Division, granted the Company's motion for leave to file Third Amended Verified Counterclaims and Third Party Complaint, adding former TSC vice president Michael E. Mikolajczyk as a third party defendant. The Company filed Defendant's Verified Answer to Third Amended Verified Complaint, Affirmative Defenses and Third Amended Verified Counterclaims adding Mr. Mikolajczyk on January 3, 1996. On March 12, 1996 the Company and the individual defendants entered into a settlement agreement with Messers. Bergstein, Moffitt, and Mikolajczyk. In accordance with the settlement agreement, all claims, counterclaims and third party claims were dismissed with prejudice on March 14, 1996.

The Company also is party to other various claims and legal actions which have not been finally adjudicated. In the opinion of management, based on the advice of legal counsel, all such matters are without merit or are of such kind that the prospect of dispositions having a material adverse effect upon the financial position of the Company are remote.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended May 31, 1996.

================================================================================

                          TECHNOLOGY SOLUTIONS COMPANY



                                    PART II.
================================================================================

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON
        EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on The Nasdaq Stock Market/SM/ under the symbol "TSCC." As of August 9, 1996, there were approximately 307 holders of record of the Company's Common Stock. The number of holders of Common Stock does not include beneficial owners of Common Stock whose shares are held in the name of banks, brokers, nominees or other fiduciaries.

The following table sets forth the range of high and low trade prices on The Nasdaq Stock Market/SM/ for the Company's Common Stock for each quarter in fiscal 1995 and fiscal 1996.

Quarter Ended                              High      Low
- -------------                             -------  -------
August 31, 1994                           $ 4.917  $ 3.167
November 30, 1994                         $ 5.583  $ 4.083
February 28, 1995                         $ 6.333  $ 4.833
May 31, 1995                              $ 6.833  $ 5.667
August 31, 1995                           $11.250  $ 6.083
November 30, 1995                         $12.583  $ 9.833
February 29, 1996                         $16.250  $10.917
May 31, 1996                              $24.000  $15.333

On August 9, 1996, the last reported sale price on The Nasdaq Stock Market/SM/ for the Company's Common Stock was $26.750.

The market price of TSC's Common Stock has been, and may continue to be, extremely volatile. Factors, such as significant announcements by TSC and its competitors, quarterly fluctuations in TSC's operating results and general conditions in TSC's and its clients' markets may have a significant impact on the market price of TSC's Common Stock. Since inception, TSC has experienced significant fluctuations in quarterly operating results. In addition, in recent years the stock markets have experienced extreme price and volume fluctuations. These fluctuations have had a substantial effect on the market prices for many high technology companies, often unrelated to the operating performance of the specific companies.

The Company has never paid dividends on its Common Stock and currently intends to retain all earnings, if any, for use in the expansion of its business and other corporate purposes. Therefore, the Company does not anticipate paying any dividends on its Common Stock in the foreseeable future. The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors. Any determination as to the payment of dividends in the future will

================================================================================
depend upon results of operations, capital requirements, restrictions in loan agreements, if any, and such other factors as the Board of Directors may deem relevant at the time.

All per share data have been adjusted to reflect the effect of the Company's three-for-two stock split effective July 30, 1996.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data which is derived from the Company's audited financial statements. All the information should be read in conjunction with the Company's audited financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this filing. TSC's audited statements of income for the fiscal years ended May 31, 1996, 1995 and 1994 and the audited balance sheets at May 31, 1996 and 1995 are included elsewhere in this filing, and the corresponding selected financial data set forth below is qualified by reference to such audited financial statements. All amounts are in thousands, except for earnings per common share.


                                     For the Year Ended May 31,
                              --------------------------------------------
                               1996     1995      1994     1993     1992
                              -------  -------  --------  -------  -------
STATEMENT OF CONSOLIDATED
  INCOME DATA:
Total revenues                $97,599  $65,817  $53,157   $62,475  $70,987
Operating income (loss)         4,864    2,770   (3,142)    7,007   18,627
Net income                      4,574    3,367       35     5,706   12,059
Earnings per common share*    $  0.30  $  0.24  $  0.00   $  0.31  $  0.67

*1992-1996 earnings per share data have been restated to reflect the three-for-two stock split that was effected on July 30, 1996.

                                                     At May 31,
                                    -------------------------------------------
                                     1996     1995     1994     1993     1992
                                    -------  -------  -------  -------  -------
CONSOLIDATED BALANCE SHEET DATA:
Total assets                        $89,437  $65,222  $69,340  $76,048  $75,570
Long-term debt                         -        -        -        -        -

================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL 1996 COMPARED WITH FISCAL 1995

Consolidated revenues for the Company, substantially all of which represent professional fees, for the year ended May 31, 1996, were $97.6 million compared with $65.8 million in fiscal 1995. The principal source of the increase was a 42 percent increase in billable hours, as well as a 2 percent increase in average hourly billing rates. The increase in billable hours is attributable to the high growth in the overall information technology professional services market combined with the Company's fiscal 1996 increase in consulting staff and marketing efforts. The increase in average hourly billing rates is primarily due to the impact of fiscal 1996 hiring and the resulting change in the mix of personnel to include a greater percentage of more senior personnel.

During fiscal 1996 total Company headcount increased 47 percent from 423 at May 31, 1995, to 622 at May 31, 1996. The total number of project managers at May 31, 1996 was 72 compared to 38 at May 31, 1995.

Project personnel costs (primarily professional salaries and benefits) increased to $46.7 million in fiscal 1996 from $29.2 million in fiscal 1995. Project personnel costs as a percentage of professional fees were approximately 48 percent and 44 percent in fiscal 1996 and fiscal 1995, respectively. Unassigned labor costs increased during fiscal 1996 primarily due to the aggressive recruitment and training programs combined with the timing of the assignment of new staff to client engagements. The Company increases its personnel resources in advance of commencing billable project work resulting in a time lag between incurrence of personnel costs and revenue generated by these personnel.

TSC charges most of its project expenses directly to the client. Other project expenses consist of nonbillable expenses directly incurred for client projects and business development efforts including recruiting fees, personnel training, travel, and provisions for valuation allowances and reserves for potential losses on continuing projects. Other project expenses for fiscal 1996 were $13.0 million, as compared to $9.0 million for fiscal 1995. This increase is primarily related to an increase in hiring, training and related expenses of $1.7 million and an increase in non-billable travel expenses of $3.3 million in fiscal 1996 as compared to fiscal 1995. The increase in nonbillable travel expenses is primarily due to travel expenses associated with increased headcount and business development travel, as well as travel related to training activities in fiscal 1996 as compared to fiscal 1995.

Management and administrative support costs increased to $22.6 million in fiscal 1996 from $18.5 million in fiscal 1995. The increase of $4.1 million in fiscal 1996 as compared to fiscal 1995 is primarily related to increased regional practice area management costs (salaries, travel and hiring costs) of $2.1 million and increased marketing costs of $1.4 million. During fiscal 1995, the Company established three new practice areas, enhanced its marketing capabilities and has, in fiscal 1996, added several new regional practice area management Vice Presidents. In addition, charges for legal expenses increased $1.5 million in fiscal 1996 as compared to fiscal 1995. Also included in fiscal 1996 costs is $0.9 million in management and administrative costs from the Company's new Mexican subsidiary. Expense accrued for the employee retention program was

================================================================================

$2.9 million and $4.4 million for fiscal 1996 and 1995, respectively. The 1996 amount represents the final charge related to the retention program. The final annual payment for the retention program was made in March 1996.

Fiscal 1996 results reflect one-time pre-tax charges for the final settlements relating to outstanding securities litigation and litigation involving Company founders of $2.3 million and $0.9 million, respectively. The securities litigation settlement called for a final payment of $4.6 million, of which $2.3 million was covered by insurance and the remaining $2.3 million was charged to fiscal 1996 operations upon receipts of final approval of the settlements.

During fiscal 1995 the Company entered into agreements with former company executives resulting in a fiscal 1995 pretax charge of $1.6 million ($0.9 million after tax). The $1.6 million represented the settlement of a commission arrangement, certain other issues and the surrender of options to acquire 1,207,500 shares of company stock.

Incentive compensation of $6.6 million was accrued for fiscal 1996 as compared to $4.7 million in fiscal 1995. The increase is largely due to the increased number of project managers and consultant staff in fiscal 1996 as compared to fiscal 1995.

The Company's business is subject to certain variability due to the availability of consulting staff, timing of client decisions and duration of project consulting engagements. This variability can have a significant impact on quarterly operating income on a period-to-period basis.

Investment income for fiscal 1996 and fiscal 1995 was $1.9 million.

The Company's effective tax rate differs from the statutory rate primarily due to the significant amount of federally nontaxable investment income.

FISCAL 1995 COMPARED WITH FISCAL 1994

Revenues for the year ended May 31, 1995, were $65.8 million compared with $53.2 million in fiscal 1994. The principal source of the increase was a 27 percent increase in billable hours, partially offset by a 2 percent decrease in average hourly billing rates. This slight decrease in average hourly billing rates is primarily due to the impact of fiscal 1995 hiring and the resulting change in the mix of personnel to include a slightly greater percentage of less senior personnel.

During fiscal 1995 total Company headcount increased 54 percent from 274 at May 31, 1994, to 423 at May 31, 1995. The total number of project managers at May 31, 1995, was 38 compared to 30 at May 31, 1994.

Project personnel costs increased to $29.2 million in fiscal 1995 from $24.5 million in fiscal 1994. Included in fiscal 1994 project personnel costs were $0.9 million related to costs to complete a client project with no additional revenue expected. Excluding the $0.9 million charge in fiscal 1994, project personnel costs as a percentage of professional fees were approximately 44 percent and 45 percent in fiscal 1995 and 1994, respectively.

================================================================================

Other project expenses for fiscal 1995 were $9.0 million, as compared to $5.1 million for fiscal 1994. Contributing to this increase was a charge of $2.1 million in fiscal 1995 as compared to $1.1 million in fiscal 1994 for receivable valuation allowances and reserves for potential losses on continuing projects. In addition, hiring, training and related costs increased $1.7 million and nonbillable travel costs increased $0.7 million in fiscal 1995 as compared to fiscal 1994, reflecting the increased headcount in fiscal 1995.

Management and administrative support costs decreased to $18.5 million in fiscal 1995 from $22.3 million in fiscal 1994. In fiscal 1994 management and administrative costs included additional reserves for estimated legal defense expenses ($3.2 million), expenses incurred for the separation of former executives ($3.1 million), estimated project completion costs ($1.1 million), and other adjustments ($0.9 million). In addition, fiscal 1994 charges include $1.3 million in expense accrued for the employee retention program that was instituted during the fourth quarter of fiscal 1994. In fiscal 1995 management and administrative costs include a full year charge of $4.4 million in expense accrued for the employee retention program. In addition, management and administrative labor increased $0.6 million in fiscal 1995 as compared to fiscal 1994, principally due to increased staffing.

During fiscal 1995 the Company entered into agreements with former company executives resulting in a fiscal 1995 pretax charge of $1.6 ($0.9 million after tax). The $1.6 million represented the settlement of a commission arrangement, certain other issues and the surrender of 1,207,500 options to acquire company stock.

Incentive compensation of $4.7 million was accrued for fiscal 1995 as compared to $3.7 million in fiscal 1994. The increase is largely due to the increased number of project managers and consultant staff in fiscal 1995 as compared to fiscal 1994.

Investment income for fiscal 1995 of $1.9 million decreased from $2.3 million in fiscal 1994, primarily due to lower cash and cash equivalent balances in fiscal 1995.

The Company's effective tax rate differs from the statutory rate primarily due to the significant amount of federally nontaxable investment income.

The common equivalent shares increased during fiscal 1995 by approximately 587,810 shares. Of this increase, approximately 2,607,101 shares was attributable to shares issuable upon the exercise of options, which shares were antidilutive in fiscal 1994 and therefore were excluded from total common and common equivalent shares outstanding for that year. Including such options, common and common equivalent shares decreased from 18,131,762 in fiscal 1994 to 16,112,471 in fiscal 1995, due to treasury stock purchases and terminated employee stock option forfeitures and surrenders partially offset by stock options granted.

LIQUIDITY AND CAPITAL RESOURCES

The increase in cash and investments from May 31, 1995 is primarily due to $13.4 million provided by financing activities and $2.7 million from the executive deferred compensation program (see Note 9 -- Executive Deferred Compensation
Plan), partially offset by $5.0 million used in operating activities, $3.1 million used in the acquisition of net assets and other intangibles

================================================================================
from the purchase of two businesses and $3.7 million used for capital expenditures. The $13.4 million from financing activities is largely attributable to the exercise of options with respect to 1.6 million shares of the Company's common stock during the fiscal year.

The Company used a net of $5.0 million in cash for operations primarily due to increased sales in the fourth quarter of fiscal 1996 as compared to fiscal 1995 and the resulting increase in receivables. Cash generated by operations has still been substantial and more than adequate for the Company's cash needs. In addition, the Company's significant amount of cash, cash equivalents and marketable securities has provided ample liquidity to handle the Company's operating cash requirements during temporary shortfalls in cash from timing issues. At the end of fiscal 1996 the Company had no material commitments for capital expenditures.

TSC's net working capital increased to $41.2 million on May 31, 1996, from $24.3 million on May 31, 1995. This increase is primarily due to increased receivables of $9.8 million and increased cash and cash equivalents of $5.4 million.

Net receivables were $23.5 million and $13.7 million at May 31, 1996 and 1995, respectively. The increase in receivables is primarily the result of the increase in revenues. Receivables are net of $1.9 million and $1.8 million in allowance for doubtful receivables at May 31, 1996 and 1995, respectively.

It is currently anticipated that cash and marketable securities will be used for general corporate purposes, including capital expenditures, treasury stock purchases and expansion of TSC's business as opportunities arise, including the possibility of additional acquisitions. TSC has no specific plans with respect to additional acquisitions and none have been identified, but TSC might consider additional acquisition prospects if they were attractive to TSC and complementary to its existing business. There can be no assurance, however, that TSC will successfully identify, complete, or integrate any additional acquisitions.

The Company's unused source of liquidity at the end of fiscal 1996 consisted of a $5.0 million unsecured revolving credit facility (the "Facility"), with Bank of America Illinois, which expires on September 6, 1996. At the Company's election, loans made under the Facility bear interest at either the Bank of America Illinois reference rate or at the Eurodollar rate plus 0.75 percent. The Facility requires, among other things, the Company to maintain certain financial ratios. At May 31, 1996, the Company was in compliance with these financial ratio requirements. As of May 31, 1996, no borrowings were made under the Facility. The Company intends to renew the Facility upon its expiration.

All share and per share data have been adjusted to reflect the effect of the Company's three-for-two stock split effective July 30, 1996.

IMPACT OF INFLATION AND BACKLOG

Inflation should not have a significant impact on TSC's income to the extent TSC is able (as it has been to date) to raise its consulting rates commensurate with its staff compensation rates. Because the majority of TSC's contracts may be terminated on relatively short notice, TSC does not consider backlog to be meaningful.

================================================================================

ASSUMPTIONS UNDERLYING CERTAIN FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

In the next few years, the Company expects growth in both revenues and profits to continue at rates higher than the estimated industry growth rate of 16-20 percent (source: Dataquest), although not at the exceptional rates posted in fiscal 1996. This lower growth rate should enable the Company to improve its profit margins which have not been at targeted levels during the last two years due to the impact of the employee retention program instituted in the third quarter of fiscal 1994, the significant increase in sales and marketing expenses and the impact of recruiting and assimilating into the organization the large number of people hired in the last two years.

The Company faces a number of risks in continuing to expand, even at growth rates lower than the 48 percent experienced in fiscal 1996. The major risks are those of staffing and the delivery of a quality product that meets client specification. TSC has a reputation for delivering its consulting assignments on time and in accordance with the contracted specifications. TSC's projects provide significant business benefits to the client. In order to meet its client commitments, the Company must be able to recruit the consulting and project management personnel required. Each year, it must also be able to train and assimilate the large number of people that are required to support this growth rate. Additionally, there must be a continuing stream of new projects so that staff completing a given client assignment can be reassigned to new projects. Additionally, the recruiting and staff assignment process must be geographically focused.

Because of the project based nature of the Company's work and the fact that many of the projects undertaken by the Company are large projects, there is the risk of a material impact on operating results because of the unanticipated suspension or cancellation of a large project. The suspension or cancellation of a project could result in a drop in revenues, the need to reassign staff, a potential dispute with a client regarding monies owed for consulting work and expenses, and a lessening of TSC's reputation. TSC operates in a rapidly changing and highly competitive market. Additional risks not discussed herein may emerge from time to time. The Company cannot predict such risks or assess the impact, if any, such risks may have on its business. Consequently, the Company's various forward-looking statements, made, or to be made, should not be relied upon as a prediction of actual results.

ITEM 8. FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

The financial statements and supplementary data required with respect to this
Item 8 are listed in Item 14(a)(1) and (a)(2) and included elsewhere is this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS
WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

None.

================================================================================

                          TECHNOLOGY SOLUTIONS COMPANY



                                   PART III.
================================================================================

ITEM 10. DIRECTORS AND EXECUTIVE
OFFICERS OF THE REGISTRANT

The information contained under the headings "Election Of Directors," "Nominees For Director," "Members of Board of Directors Continuing in Office" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's 1996 Annual Meeting of Stockholders (the "Proxy Statement") and the information contained under the heading "Executive Officers of The Registrant" in Item 1 hereof is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Except for the information relating to Item 13 hereof and except for the information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Executive Officer Compensation" and "Other Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the headings "Security Ownership of Directors and Management" and "Additional Information Relating to Voting Securities" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND
RELATED TRANSACTIONS

Except for the information relating to Item 11 hereof and except for the information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Executive Officer Compensation" and "Other Transactions" in the Proxy Statement is incorporated herein by reference.

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY


                                    PART IV.
================================================================================

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



                          TECHNOLOGY SOLUTIONS COMPANY


                CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                -----------------------------------------------


                                    CONTENTS
                                    --------

Report of Independent Accountants......................................       32
- ---------------------------------
Financial Statements (Item 14(a)(1))
- ------------------------------------

    Consolidated Balance Sheets at May 31, 1996 and 1995...............       33

    Consolidated Statements of Income for each of the three years
    in the period ended May 31, 1996...................................       34

    Consolidated Statements of Changes in Stockholders' Equity for
    each of the three years in the period ended May 31, 1996...........       35

    Consolidated Statements of Cash Flows for each of the three years
    in the period ended May 31, 1996...................................       36

    Notes to Consolidated Financial Statements.........................    37-48

Financial Statement Schedule (Item 14(a)(2))
- --------------------------------------------

    Schedule II           Valuation and Qualifying Accounts............       49

All other schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

================================================================================

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors and Stockholders of Technology Solutions Company


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 31 present fairly, in all material respects, the financial position of Technology Solutions Company and its subsidiaries (referred to as TSC or the Company in the accompanying consolidated financial statements) at May 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP

June 26, 1996
Chicago, Illinois

================================================================================

                          TECHNOLOGY SOLUTIONS COMPANY
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)
                                     ASSETS
                                     ------

                                                                               May 31,  May 31,
                                                                                1996     1995
                                                                               -------  -------
CURRENT ASSETS:
 Cash and cash equivalents.................................................    $12,990  $ 7,595
 Marketable securities.....................................................     11,580    9,714
 Receivables, less allowance for doubtful receivables of $1,870 and $1,837.     23,537   13,710
 Refundable income taxes...................................................      5,117    1,256
 Deferred income taxes.....................................................      1,194    1,757
 Other current assets......................................................      6,166    3,813
                                                                               -------  -------
   Total current assets                                                         60,584   37,845
COMPUTERS, FURNITURE AND EQUIPMENT, NET....................................      4,443    3,083
LONG-TERM INVESTMENTS......................................................     17,140   21,422
COST IN EXCESS OF NET ASSETS OF ACQUIRED
BUSINESSES AND OTHER INTANGIBLES...........................................      3,079       --
LONG-TERM RECEIVABLES AND OTHER............................................      4,191    2,872
                                                                               -------  -------
   Total assets                                                                $89,437  $65,222
                                                                               =======  =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
 Accounts payable..........................................................    $ 1,344  $   772
 Accrued compensation and related costs....................................     11,621    8,932
 Accrued legal costs.......................................................        953    1,640
 Capitalized lease obligations.............................................      2,616    1,750
 Deferred compensation.....................................................      2,660       --
 Other current liabilities.................................................        214      402
                                                                               -------  -------
   Total current liabilities                                                    19,408   13,496
                                                                               -------  -------
CONTINGENCIES (Note 15)
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; shares authorized --
   10,000,000; none issued.................................................         --       --
Common stock, $.01 par value; shares authorized --
   50,000,000; shares issued -- 17,903,593.................................        179      179
Capital in excess of par value.............................................     50,344   44,061
Retained earnings..........................................................     35,983   31,409
Unrealized holding loss....................................................       (642)    (853)
                                                                               -------  -------
                                                                                85,864   74,796
Less:  Treasury Stock, at cost (3,014,045 and 4,584,645 shares)............    (15,835) (23,070)
                                                                               -------  -------
   Total stockholders' equity                                                   70,029   51,726
                                                                               -------  -------
   Total liabilities and stockholders' equity                                  $89,437  $65,222
                                                                               =======  =======

   The accompanying notes are an integral part of these financial statements.

================================================================================

                          TECHNOLOGY SOLUTIONS COMPANY
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except share and per share data)

                                                    For the year ended May 31,
                                               -----------------------------------
                                                 1996          1995          1994
                                                 ----          ----          ----
REVENUES:
 Professional fees.......................      $97,004       $65,704       $52,521
 Software and hardware products..........          595           113           636
                                               -------       -------       -------
                                                97,599        65,817        53,157
                                               -------       -------       -------
COSTS AND  EXPENSES:
 Project personnel.......................       46,744        29,204        24,509
 Other project expenses..................       13,010         8,991         5,137
 Cost of products sold...................          476           110           618
 Management and administrative support...       22,605        18,501        22,297
 Shareholder litigation settlement.......        2,345            --            --
 Company founders litigation settlement..          944            --            --
 Former company executive settlements....           --         1,590            --
 Incentive compensation..................        6,611         4,651         3,738
                                               -------       -------       -------
                                                92,735        63,047        56,299
                                               -------       -------       -------
OPERATING INCOME (LOSS)..................        4,864         2,770        (3,142)
                                               -------       -------       -------

OTHER INCOME (EXPENSE):
 Net investment income...................        2,073         1,958         2,359
 Interest expense........................         (169)          (28)          (28)
                                               -------       -------       -------
                                                 1,904         1,930         2,331
                                               -------       -------       -------

INCOME (LOSS) BEFORE INCOME TAXES........        6,768         4,700          (811)

INCOME TAX PROVISION (BENEFIT)...........        2,194         1,333          (846)
                                               -------       -------       -------

NET INCOME...............................      $ 4,574       $ 3,367       $    35
                                               =======       =======       =======
EARNINGS PER COMMON SHARE................        $0.30         $0.24         $0.00
                                               =======       =======       =======
WEIGHTED AVERAGE NUMBER OF COMMON
 AND COMMON EQUIVALENT SHARES
  OUTSTANDING............................   16,142,027    16,112,471    15,524,661
                                            ==========    ==========    ==========

   The accompanying notes are an integral part of these financial statements.

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY
                               AND SUBSIDIARIES


          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                For the years ended May 31, 1996, 1995 and 1994
                       (In thousands, except share data)


                                                                                            Unrealized
                                                   Common Stock     Capital in                Holding
                                                   ------------      Excess of   Retained    Gains and   Treasury
                                                  Shares    Amount   Par Value   Earnings    (Losses)      Stock      Total
                                                  ------    ------   ---------   --------   ----------   --------    -------
Balance May 31, 1993, as previously reported..  11,935,743    $119     $43,611    $30,201      $ --      $ (5,882)   $68,049
Effect of July 30, 1996 three-for-two
  stock split on May 31, 1993 balances........   5,967,850      60         (60)      --          --          --         --

Issuance of 527,526 treasury shares
  from exercise of stock options..............       --        --          484     (2,173)       --         3,008      1,319
Change in net unrealized holding
  loss on available-for-sale securities.......       --        --         --         --         (238)        --         (238)
Net income....................................       --        --         --           35        --          --           35
Purchase of 1,854,923 treasury shares.........       --        --         --         --          --       (10,065)   (10,065)
Acquisition of 945,180 treasury shares........       --        --         --         --          --        (5,000)    (5,000)
                                                ----------     ----     -------    -------     ------    --------   --------
Balance May 31, 1994..........................  17,903,593     179      44,035     28,063       (238)     (17,939)    54,100

Issuance of 41,076 treasury shares
  from exercise of stock options..............       --        --           26        (21)       --           207        212
Change in net unrealized holding
  loss on available-for-sale securities.......       --        --         --         --         (615)         --        (615)
Net income....................................       --        --         --        3,367        --           --       3,367
Purchase of 1,350,000 treasury shares.........       --        --         --         --          --        (5,338)    (5,338)
                                                ----------     ----     -------    -------     ------    --------   --------
Balance May 31, 1995..........................  17,903,593     179      44,061     31,409       (853)     (23,070)    51,726

Issuance of 1,598,609 treasury shares
  from exercise of stock options..............       --        --        6,085       --          --         8,107     14,192
Issuance of 39,046 treasury shares
  from employee stock purchase plan...........       --        --          198       --          --           200        398
Change in net unrealized holding
  loss on available-for-sale securities.......       --        --         --         --          211          --         211
Net income....................................       --        --         --        4,574        --           --       4,574
Acquisition of 67,055 treasury shares.........       --        --         --         --          --        (1,072)    (1,072)
                                                ----------     ----     -------   -------      ------    --------   --------
 Balance May 31, 1996.........................  17,903,593     $179     $50,344   $35,983      $(642)    $(15,835)  $ 70,029
                                                ==========     ====     =======   =======      ======    ========   ========

  The accompanying notes are an integral part of these financial statements.

================================================================================

                          TECHNOLOGY SOLUTIONS COMPANY
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                               For the year ended May 31,
                                                             -----------------------------
                                                               1996      1995      1994
                                                               ----      ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income................................................. $ 4,574    $3,367     $   35
 Adjustments to reconcile net income to net
  cash from operating activities:
   Provisions for receivable valuation allowances and
    reserves for possible losses............................   1,339     2,059      1,078
   Loss (gain) on sales of marketable securities............     (18)       67       (118)
   Deferred compensation....................................      --        --       (662)
   Deferred income taxes....................................     447     2,945     (2,263)
   Depreciation and amortization............................   2,558     2,048      1,646
   Changes in assets and liabilities:
    Receivables............................................. (11,166)   (6,925)    (2,730)
    Purchase of trading securities related to deferred
     compensation program...................................  (2,660)      --         --
    Other current assets....................................  (2,292)     (662)      (130)
    Accounts payable........................................     572       354        277
    Accrued compensation and related costs..................   2,849     1,630      5,164
    Refundable income taxes.................................  (3,861)      541     (1,642)
    Accrued legal costs.....................................    (687)   (3,459)     1,082
    Capitalized lease obligations...........................     866       814        936
    Deferred compensation funds from employees..............   2,660       --         --
    Other current liabilities...............................    (188)   (1,083)       444
                                                             -------    ------     ------
     Net cash provided by (used in) operating activities....  (5,007)    1,696      3,117
                                                             -------    ------     ------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchases of available-for-sale securities...............     --       (909)   (10,043)
   Proceeds from available-for sale securities..............   1,075       966      9,809
   Proceeds from held-to-maturity investments...............   4,015       --         --
   Loan to former company executives........................     --        --      (5,000)
   Capital expenditures.....................................  (3,651)   (2,101)    (1,002)
   Net assets of acquired businesses and other intangibles..  (3,079)      --         --
   Long-term receivables and other..........................  (1,319)      178        765
                                                             -------    ------     ------
    Net cash used in investing activities...................  (2,959)   (1,866)    (5,471)
                                                             -------    ------     ------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options..................   9,100       196        834
   Refundable income taxes from exercise of stock options...   4,935        16        712
   Proceeds from Employee Stock Purchase Plan...............     398       --         --
   Treasury stock...........................................  (1,072)   (5,338)   (10,065)
                                                             -------    ------     ------
    Net cash provided by (used in) financing activities.....  13,361    (5,126)    (8,519)
                                                             -------    ------     ------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS...........................................   5,395    (5,296)   (10,873)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................   7,595    12,891     23,764
                                                             -------    ------     ------
CASH AND CASH EQUIVALENTS, END OF YEAR...................... $12,990   $ 7,595   $ 12,891
                                                             =======   =======   ========


  The accompanying notes are an integral part of these financial statements.

================================================================================
                                    Page 36

                         TECHNOLOGY SOLUTIONS COMPANY
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (In thousands, except share and per share data)


NOTE 1 -- THE COMPANY

Technology Solutions Company and subsidiaries ("TSC" or the "Company") delivers business benefits through consulting and systems integration services that help clients transform customer relationships and improve operations. The Company's clients generally are located throughout the United States. During the current fiscal year the Company opened an office and began project work in Mexico. In addition, the Company opened an office in London, England.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies is presented to assist the reader in understanding and evaluating TSC's consolidated financial statements. These policies are in conformity with generally accepted accounting principles consistently applied in all material respects.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION -- The accompanying consolidated financial statements include the accounts of TSC and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION -- The Company recognizes revenue on contracts as work is performed primarily based on hourly billing rates. Out-of-pocket expenses are presented net of amounts billed to clients in the accompanying statements of income. Substantially all of the Company's revenues are generated from contracts for consulting services. These contracts are performed in phases. Reserves for possible losses on contracts, if any, are recognized in full when determined. Revenue from licensing of software is recognized upon delivery of the product. The Company does not presently have any significant maintenance contracts for software licensed to clients. Revenue from hardware sales is recognized upon delivery.

CASH AND CASH EQUIVALENTS -- The Company considers all highly liquid investments readily convertible into cash to be cash equivalents with original maturities of three months or less. These short-term investments are carried at cost plus accrued interest, which approximates market.

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
================================================================================


MARKETABLE SECURITIES -- The Company's marketable securities primarily consist of preferred stocks. These preferred stocks, all of which are classified as available-for-sale, are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a net after-tax amount in a separate component of stockholders' equity until realized. The Company's investments related to the executive deferred compensation plan (See Note 9) are classified as trading securities, with unrealized gains and losses included in net investment income. Realized gains or losses are determined on the specific identification method.

COMPUTERS, FURNITURE AND EQUIPMENT -- Computers, furniture and equipment are stated at cost, less accumulated depreciation. The cost of computers includes hardware and software used for management and administrative purposes. Additions, improvements, and major renewals are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is generally provided over five years or less, using the straight-line method.

LONG-TERM INVESTMENTS -- The Company's long-term investments consist of municipal bonds with maturities primarily through 1998. Since the Company has the ability and intent to hold the bonds to maturity, the investments are classified as held -to- maturity and, accordingly, are accounted for at cost, net of accumulated amortization. Municipal bonds held by the Company are regarded as investment grade by independent nationally recognized rating agencies.

CAPITALIZED LEASE OBLIGATIONS -- Capitalized lease obligations are primarily related to certain portable computers which are leased under terms of up to three years.

ACCOUNTING FOR STOCK-BASED COMPENSATION -- The Financial Accounting Standards Board has issued SFAS No. 123, "Accounting for Stock-Based Compensation," which becomes effective in 1996. This Statement establishes an alternative to the Company's current method of accounting for compensation associated with stock issued to employees. The Company does not intend to adopt the alternative method established by SFAS No. 123 and will make the required footnote disclosures in the financial statements for fiscal 1997.

INCOME TAXES -- The Company files its federal and state income tax returns on a calendar year basis. The current income tax provision (benefit) represents the Company's federal and state and foreign income taxes for the fiscal year as though tax returns were filed on a fiscal year basis ending on May 31.

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The Company has adopted for all years presented Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which provides for income taxes to be measured on an asset and liability approach.

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
================================================================================


EMPLOYEE BENEFIT PLAN -- The Company has a Section 401(k) Savings Plan (the
Plan). The Plan allows employees to contribute up to 15 percent of their annual compensation, subject to statutory limitations. Company contributions to the Plan are discretionary. No Company contributions have been made to the Plan.

SOFTWARE DEVELOPMENT COSTS -- The Company capitalizes certain software development costs once technological feasibility is established in accordance with Statement of Financial Accounting Standards No. 86--"Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed."

COST IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES -- The excess of cost over the fair market value of the net identifiable assets of businesses acquired in May 1996 will be amortized on a straight-line basis, typically over a five-year period.

EARNINGS PER COMMON SHARE -- Earnings per common share are computed by dividing net income per the modified treasury stock method by the weighted average number of common shares outstanding during each year presented, including common share equivalents arising from the assumed exercise of stock options, where appropriate. All share and per share amounts have been adjusted to reflect the Company's three-for-two stock split effective July 30, 1996.

RECLASSIFICATIONS -- Certain reclassifications have been made to the prior period to conform to the current period classification.

NOTE 3 -- ACQUISITIONS

In May 1996, the Company acquired Aspen Consultancy, a U.K.-based call center consulting firm. Aspen Consultancy became a wholly-owned subsidiary of the Company. The acquisition has been accounted for under the purchase method of accounting. The purchase price was approximately $1,600 and could be increased by approximately $2,400 if certain performance targets are met over the next three years. Results for the period from acquisition through May 31, 1996 were not material to the consolidated statements of income of Technology Solutions Company. The excess of cost over fair value of net assets acquired approximated $1,600.

In May 1996, the Company acquired McLaughlin & Associates, an Illinois based consulting firm. McLaughlin & Associates became a division of Technology Solutions Company. The purchase price approximated $2,000. The acquisition has been accounted for under the purchase method of accounting. The excess of cost over fair value of net assets acquired approximated $1,500.

Consolidated proforma net income and earnings per share, for both acquisitions, would not have been materially different from the Company's reported amounts for fiscal 1996.

================================================================================
                                    Page 39

                         TECHNOLOGY SOLUTIONS COMPANY
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
================================================================================


NOTE 4 -- RECEIVABLES

Receivables consist of the following:
                                                May 31,
                                           -----------------
                                             1996      1995
                                             ----      ----
    Amounts billed to clients............  $16,260   $10,687
    Contracts in process.................    9,147     4,860
                                           -------   -------
                                            25,407    15,547
    Receivable valuation allowances and
      reserves for possible losses.......   (1,870)   (1,837)
                                           -------   -------
                                           $23,537   $13,710
                                           =======   =======

Contracts in process represent unbilled professional fees and unreimbursed project costs such as out-of-pocket expense, materials and subcontractor costs. None of the amounts above are expected to be collected in excess of one year from the balance sheet date. Amounts billed to clients are unsecured and generally due within 30 days. Clients are generally billed in arrears on a monthly basis. Contracts in process at May 31, 1996, include $8,084 for work performed during May 1996 that was not billed until June 1996.

NOTE 5 -- MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS

Marketable securities, included in current assets and classified as available-for-sale, are reported at fair value. At May 31, 1996 and 1995, the gross unrealized holding gain of $10 and $4 and gross unrealized holding loss of $994 and $1,313, respectively, are presented net and after-taxes in a separate component of stockholders' equity.

Municipal bonds included in long-term investments are presented at cost, net of accumulated amortization at May 31, 1996 and 1995 of $764 and $811, respectively, and had a market value at May 31, 1996 and 1995 of $17,267 and $21,493, respectively. The long term investments as of May 31, 1996 are expected to mature as follows: $8,830 in fiscal 1997; $6,890 in fiscal 1998; and $1,200 in fiscal 1999.

================================================================================
                                    Page 40

                          TECHNOLOGY SOLUTIONS COMPANY
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
================================================================================


NOTE 6 -- COMPUTERS, FURNITURE AND EQUIPMENT

Computers, furniture and equipment consist of the following:

                                                      May 31,
                                                   --------------
                                                   1996      1995
                                                   ----      ----
  Computers................................      $ 8,802   $ 6,204
  Furniture and equipment..................        2,134     1,507
                                                 -------   -------
                                                  10,936     7,711
  Accumulated depreciation.................       (6,493)   (4,628)
                                                 -------   -------
                                                 $ 4,443   $ 3,083
                                                 =======   =======

Depreciation expense was $2,239, $1,705 and $1,327 for the years ended May 31, 1996, 1995 and 1994, respectively.

NOTE 7 -- INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                              For the year ended May 31,
                                              ---------------------------
                                              1996       1995       1994
                                              ----       ----       ----

 Current:
  Federal..................................  $1,054   $(1,104)   $ 1,303
  State....................................     473      (508)       114
  Foreign..................................     220        --         --
 Deferred:
  Federal..................................     310     2,017     (2,081)
  State....................................     137       928       (182)
                                             ------    ------     ------
                                             $2,194    $1,333     $ (846)
                                             ======    ======     ======

Total income tax provision (benefit) differs from the amount computed by applying the federal income tax rate of 34 percent to income before income taxes for the following reasons:

                                                 For the year ended May 31,
                                              --------------------------------
                                                 1996       1995        1994
                                              ---------  ---------  ----------
 Federal income taxes, at statutory rate....   $2,301    $ 1,598      $ (276)
 State income taxes, net of federal benefit.      328        248         (45)
 Foreign income taxes, net of
   federal benefit..........................       33         --          --
 Nontaxable investment income...............     (468)      (509)       (598)
 Other......................................       --         (4)         73
                                               ------    -------      ------
                                               $2,194    $ 1,333      $ (846)
                                               ======    =======      ======

================================================================================

                          TECHNOLOGY SOLUTIONS COMPANY
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
================================================================================


The tax effect of the principal temporary differences are as follows:

                                                 For the year ended May 31,
                                                ---------------------------
                                                 1996      1995        1994
                                                 ----      ----        ----
 Deferred compensation and bonuses..........     $(568)   $  111     $ (442)
 Stock options exercised....................         4         1        231
 Receivable valuation allowances and
  reserves for possible losses..............       (21)      112       (261)
 Depreciation...............................      (147)      (95)      (188)
 Legal and other accruals...................       188     2,307     (1,687)
 Prepaid expenses...........................       724       509         84
 Capitalized software development costs.....       323       --          --
 Other......................................       (56)      --          --
                                                 -----    ------    -------
                                                 $ 447    $2,945    $(2,263)
                                                 =====    ======    =======

The net deferred tax asset is comprised of:

                                                                May 31,
                                                           ----------------
                                                           1996        1995
                                                           ----        ----
 Deferred compensation and bonuses..........              $1,008      $  440
 1990 stock options awarded.................                  15          19
 Receivable valuation allowances and
  reserves for possible losses..............                 597         576
 Depreciation...............................                 394         246
 Legal and other accruals...................                 814       1,002
 Prepaid expenses...........................              (1,372)       (648)
 Capitalized software development costs.....                (323)        --
 Other......................................                (282)       (337)
                                                          -------     ------
                                                             851       1,298
 Unrealized holding loss....................                 343         459
                                                          ------      ------
                                                          $1,194      $1,757
                                                          ======      ======

NOTE 8 -- LINE OF CREDIT

The Company has available a $5.0 million unsecured line of credit which expires in September 1996. The borrowing rate is at either the bank's reference rate or at the Eurodollar rate plus 0.75 percent and is based upon the amount borrowed. The unused line fee is 0.25 percent of the unused portion of the commitment. There was no borrowing under the line of credit during fiscal 1996.

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
================================================================================


NOTE 9 -- EXECUTIVE DEFERRED COMPENSATION PLAN

Effective July 1, 1995, the Company instituted a nonqualified executive deferred compensation plan. All Company executives (defined as Vice Presidents and above) are eligible to participate in this voluntary program which permits participants to annually elect to defer receipt of a portion of their compensation. The plan allows participants to reduce their current taxable income and also generate tax-deferred investment earnings. Investment earnings (or losses) are credited to participants' accounts based on investment allocation decisions determined by participants. Deferred contributions and investment earnings are payable to participants upon various specified events, including retirement, disability or termination. The accompanying balance sheet includes the deferred compensation liability, including investment earnings thereon, owed to participants. The accompanying balance sheet also includes the investments, classified as trading securities, purchased by the Company with the deferred funds. These investments remain assets of the Company and are available to the general creditors of the Company in the event of the Company's insolvency.

NOTE 10 -- EMPLOYEE STOCK PURCHASE PLAN

Effective November 1, 1995 the Company instituted the Technology Solutions Company 1995 Employee Stock Purchase Plan ("The Plan"). The Plan qualifies as an "employee stock purchase plan" under section 423 of the Internal Revenue Code of 1986, as amended. The Plan is administered by the Compensation Committee of the Board of Directors. The Plan permits eligible employees to purchase an aggregate of 750,000 shares of TSC Common Stock. Shares are purchased for the benefit of the participants at the end of each three month purchase period. The first purchase period of the Plan began on November 1, 1995 and ended on January 31, 1996. During the fiscal year ended May 31, 1996, 39,046 shares of common stock were purchased under this plan.

NOTE 11 -- STOCKHOLDERS' EQUITY

During fiscal 1996, the Company acquired 67,055 treasury shares at a cost of $1,072. During fiscal 1995, the Company repurchased 1,350,000 shares of its common stock at a cost of $5,338. At May 31, 1996, after the fiscal 1996 issuance of 1,598,609 treasury shares as a result of the exercise of stock options, and 39,046 treasury shares from the Employee Stock Purchase Plan, the Company had 3,014,045 shares of Treasury stock carried at $15,835. Also, at May 31, 1996, the Company had authority to purchase an additional 1,282,945 shares under the Company's stock repurchase program.

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
================================================================================


On June 19, 1996, the Board of Directors declared a three-for-two common stock split (to be effected as a stock dividend) for stockholders of record at July 1, 1996, to be effective July 30, 1996. The financial statements and relevant share and per share data included herein have been adjusted to reflect the stock split.

NOTE 12 -- STOCK OPTIONS

The Company's Original Option Plan ("1989 Plan") authorized the grant of nonqualified employee stock options at prices not less than the fair market value at the date of grant. A maximum of 6,693,338 shares of common stock may be issued under the 1989 Plan. Options granted under this plan expire no more than 20 years from date of grant.

The Company's 1992 Stock Incentive Plan ("1992 Plan") authorized the grant of a variety of stock options and other awards, if authorized by the Company's Board of Directors, at prices not less than the fair market value at the date of grant. A maximum of 4,852,500 shares of common stock may be issued under the 1992 Plan. Options granted under this plan expire no more than 20 years from date of grant.

Options granted under these two plans are generally exercisable beginning one year after date of grant and are fully exercisable in three to four years from date of grant. Options available for grant are 1,872,290 and 2,917,145 as of May 31, 1996 and 1995, respectively.

Following is a summary of employee stock option activity:

                                    Number of Shares     Price Range
                                      Under Option        Per Share
                                    -----------------   --------------
  Outstanding at May 31, 1993.....      5,306,258       $0.28 to 8.00
    Awarded.......................      2,073,891        4.33 to 6.00
    Exercised.....................       (527,526)       0.28 to 5.33
    Canceled......................     (1,682,541)       5.33 to 7.00
                                       ----------
  Outstanding at May 31, 1994.....      5,170,082        0.28 to 8.00
    Awarded.......................      1,369,275        3.79 to 5.96
    Exercised.....................        (41,076)       0.28 to 5.33
    Canceled......................     (1,467,767)       3.79 to 6.00
                                       ----------
  Outstanding at May 31, 1995.....      5,030,514        0.28 to 8.00
    Awarded.......................      1,230,675       6.33 to 23.58
    Exercised.....................     (1,580,609)       0.74 to 8.00
    Canceled......................       (185,820)       3.79 to 6.42
                                       ----------
  Outstanding at May 31, 1996.....      4,494,760       0.28 to 23.58
                                       ==========
  Exercisable at May 31, 1996.....      2,047,340       0.28 to 23.58
                                       ==========

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
================================================================================


On December 16, 1993, the Company's stockholders approved the 1993 Outside Directors Stock Option Plan, as amended (the "Outside Directors Plan"), which provides for the granting of options to purchase 324,000 shares of common stock at the fair market value at the date of grant. Options granted under this plan are fully exercisable in three years from the date of grant. Options available for grant are 156,000 and 228,000 at May 31, 1996 and 1995, respectively.

Following is a summary of the Outside Directors Plan activity:

                                    Number of Shares    Price Range
                                      Under Option       Per Share
                                      ------------       ---------
  Outstanding at May 31, 1993.....       108,000          $ 9.75
    Canceled......................       (12,000)           9.75
                                         -------
  Outstanding at May 31, 1994.....        96,000            9.75
    No activity...................            --              --
                                         -------
  Outstanding at May 31, 1995.....        96,000            9.75
    Awarded.......................        72,000           13.00
    Exercised.....................       (18,000)           9.75
                                         -------
  Outstanding at May 31, 1996.....       150,000        9.75 to 13.00
                                         =======
  Exercisable at May 31, 1996.....        87,996        9.75 to 13.00
                                         =======

NOTE 13 -- MAJOR CLIENTS

Revenues from clients that individually accounted for 10 percent or more of revenues collectively, represented in the aggregate approximately 21 percent, 43 percent and 43 percent of revenues for the years ended May 31, 1996, 1995 and 1994, respectively.

In fiscal 1996 one client accounted for 21 percent of revenues. In fiscal 1995, two clients accounted for 24 percent and 18 percent of revenues, respectively. In fiscal 1994, three clients accounted for 16 percent, 16 percent, and 11 percent of revenues, respectively.

NOTE 14 -- LEASES

OPERATING LEASES

The Company leases various office facilities under operating leases expiring at various dates through July 31, 2004. Additionally, the Company leases various apartments and office equipment under operating leases expiring at various dates through December 1996. Rental expense for all operating leases approximated $1,442, $948, and $870 for the years ended May 31, 1996, 1995, and 1994, respectively.

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
================================================================================


Future minimum rental commitments under noncancelable operating leases with terms in excess of one year are as follows:

        Fiscal Year          Amount
        -----------          -------
          1997.............  $1,011
          1998.............     934
          1999.............     874
          2000.............     870
          2001.............     753
          Thereafter.......   1,368
                             ------
                             $5,810
                             ======

CAPITAL LEASES

The Company leases certain portable computers and other equipment under lease terms of three years or less. The related assets, which are included in computers, furniture, and equipment, are recorded as follows:

                                        May 31,
                                    -------------
                                    1996      1995
                                    ----      ----
    Gross portable computers.....  $ 3,765   $1,942
    Other capitalized equipment..      102       --
    Accumulated depreciation.....   (1,635)    (489)
                                   -------   ------
                                   $ 2,232   $1,453
                                   =======   ======

The future minimum payments under these capital leases are approximately $1,600 and $700 for fiscal years 1997 and 1998, respectively. The entire lease obligation related to these capital leases is classified in current liabilities. Amortization of approximately $1,100, $400 and $50 in fiscal years 1996, 1995 and 1994, respectively, related to these capital leases is included in depreciation expense.

NOTE 15 -- CONTINGENCIES

During July 1992, the Company and certain officers and directors of the Company were served with putative class action lawsuits which were subsequently consolidated into one complaint alleging, among other things, a violation of Rule 10b-5 of the Securities and Exchange Act arising out of the Company's write-offs and increases in reserves for certain receivables in the fourth quarter of fiscal 1992. On June 2, 1995, the Company entered into an agreement to settle the litigation on a class-wide basis. The agreement was approved by U.S. District Judge Blanche Manning on November 15, 1995.

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
================================================================================


In September 1993, then Company director and vice-chairman Melvyn E. Bergstein filed a complaint in the Circuit Court of Cook County, Chancery Division, alleging, among other things, he was wrongfully terminated as an employee. As a result of this alleged wrongful termination, Mr. Bergstein claimed that restrictive covenants in his employment agreement were invalid, and that he had incurred damages as a result of the alleged wrongful termination. On March 12, 1996 the Company and the individual defendants entered into a settlement agreement with Messers. Bergstein, Moffitt, and Mikolajczyk. In accordance with the settlement agreement, all claims, counterclaims and third party claims were dismissed with prejudice on March 14, 1996.

The Company is party to various claims and legal actions which have not been finally adjudicated. In the opinion of management, based on the advice of legal counsel, all such matters are without merit or are of such kind that the prospect of dispositions having a material adverse effect upon the financial condition of the Company are remote.

NOTE 16 -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                           For the year ended May 31,
                                                           --------------------------
                                                            1996      1995      1994
                                                            ----      ----      ----
Cash paid (received) during the year for
   income taxes (refunds)................................   $ 545    $(2,172)   $2,294
Schedule of noncash investing and financing activities:
     Settlement of loan to former Company executives
        with Company common stock........................   $  --    $   --     $5,000

On December 1, 1993, the Company made a loan of $5,000 to former executives pursuant to a loan agreement executed in conjunction with their consulting and separation agreements with the Company. This loan was secured by shares of TSC stock which were later surrendered to the Company in settlement of the loan.

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY
                               AND SUBSIDIARIES


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
================================================================================

NOTE 17 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                           August 31,  November 30,   February 29,     May 31,
Quarter Ended                                1995       1995/(B)/      1996/(C)/        1996
- -------------                              ----------  ------------   ------------     -------
Revenues                                    $20,732      $23,300         $25,466       $28,101
Operating income (loss)                       1,241         (560)            552         3,631
Net income                                    1,155           43             768         2,608
Earnings per share/(A)/                     $  0.08      $  0.01         $  0.05       $  0.16


                                           August 31,  November 30,   February 28,     May 31,
Quarter Ended                                1994          1994        1995/(D)/        1995
- -------------                              ----------  ------------   ------------     -------

Revenues                                    $13,436      $15,557         $17,215       $19,609
Operating income (loss)                         576        1,128            (362)        1,428
Net income                                      746        1,107             202         1,312
Earnings per share/(A)/                     $  0.05      $  0.08         $  0.02       $  0.09


                                           August 31,  November 30,   February 28,     May 31,
Quarter Ended                                1993         1993            1994        1994/(E)/
- -------------                              ----------  ------------   ------------    ---------

Revenues                                    $13,763      $14,405         $11,861       $13,128
Operating income (loss)                       2,187          435             876        (6,640)
Net income (loss)                             1,777          841             944        (3,527)
Earnings (loss) per share/(A)/              $  0.10      $  0.05         $  0.06       $ (0.23)


_________________________________
/(A)/ All earnings per share data have been restated to reflect the three-for-two stock split that was effective on July 30, 1996.

/(B)/ Includes a charge of $2.3 million related to shareholder litigation settlement.

/(C)/ Includes a charge of $0.9 million related to Company founders litigation settlement.

/(D)/ Includes a charge of $1.6 million related to agreements with former company executives.

/(E)/ Includes a charge of $6.6 million which consists of $3.2 million in estimated future litigation costs, $1.4 million in separation costs of former executives, $1.1 million in estimated project completion costs, and $0.9 million in other costs.
================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY
                               AND SUBSIDIARIES
===============================================================================

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994
                                (IN THOUSANDS)


                            Balance at                               Balance at
    Description of           beginning                                 end of
Allowance and Reserves        of year     Additions    Deductions       year
- ----------------------      ----------    ---------    ----------    ----------
1994
Valuation allowance
  and receivable reserves
  for potential losses        $1,068       $1,078        $  426        $1,720
                              ======       ======        ======        ======


1995
Valuation allowance
  and receivable reserves
  for potential losses        $1,720       $2,059        $1,942        $1,837
                              ======       ======        ======        ======

1996
Valuation allowance
  and receivable reserves
  for potential losses        $1,837       $1,339        $1,306        $1,870
                              ======       ======        ======        ======


===============================================================================

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THE 22ND DAY OF AUGUST 1996.

                                            TECHNOLOGY SOLUTIONS COMPANY



                                            By:  /s/ MARTIN T. JOHNSON
                                                 -----------------------
                                                     Martin T. Johnson
                                            Chief Financial and Accounting
                                            Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT, IN THE CAPACITIES AND ON THE DATE INDICATED.

            Signature
            ---------

/s/  WILLIAM H. WALTRIP        (August 22, 1996)             Chairman
- ------------------------------------------------        Officer and Director
     William H. Waltrip

/s/  JOHN T. KOHLER            (August 22, 1996)     President, Chief Executive
- ------------------------------------------------        Officer and Director
     John T. Kohler

/s/  MARTIN T. JOHNSON         (August 22, 1996)        Chief Financial and
- ------------------------------------------------         Accounting Officer
     Martin T. Johnson

/s/  JEFFREY T. CHAMBERS       (August 22, 1996)             Director
- ------------------------------------------------
     Jeffrey T. Chambers

/s/  MICHAEL J. MCLAUGHLIN     (August 22, 1996)             Director
- -----------------------------------------------
     Michael J. McLaughlin

/s/  MICHAEL J. MURRAY         (August 22, 1996)             Director
- -----------------------------------------------
     Michael J. Murray

/s/  STEPHEN B. ORESMAN        (August 22, 1996)             Director
- -----------------------------------------------
     Stephen B. Oresman

/s/  JOHN R. PURCELL           (August 22, 1996)             Director
- -----------------------------------------------
     John R. Purcell

(BEING THE PRINCIPAL EXECUTIVE OFFICERS, THE PRINCIPAL FINANCIAL AND ACCOUNTING OFFICERS AND A MAJORITY OF THE DIRECTORS OF TECHNOLOGY SOLUTIONS COMPANY.)

                         TECHNOLOGY SOLUTIONS COMPANY
                               AND SUBSIDIARIES

                             PART IV.  (CONTINUED)
================================================================================
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

Item 14(a)(3)  Exhibits

The following documents are filed herewith or incorporated by reference and made a part of this Report.


Exhibit #                        DESCRIPTION OF DOCUMENT

3(i) Certificate of Incorporation of TSC, as amended, filed as Exhibit 3.01 to TSC's Registration Statement on Form S-1 (File No. 33-41824), is hereby incorporated by reference.

3(ii)   Bylaws of TSC, as amended, filed as Exhibit 3.02 to TSC's Registration
        Statement on Form S-1 (File No. 33-41824), are hereby incorporated by reference.

10.01   Lease for 205 North Michigan Avenue, filed as Exhibit 10.05 to TSC's
        Registration Statement on Form S-1 (File No. 33-41824), is hereby incorporated by reference.

10.02   Form of Employment Agreement, filed as Exhibit 10.01 to TSC's
        Registration Statement on Form S-1 (File No. 33-41824), is hereby incorporated by reference.

10.03   Technology Solutions Company Original Option Plan, as amended, filed as
        Exhibit 10.02 to TSC's Annual Report on Form 10-K for the fiscal year ended May 31, 1992 is hereby incorporated by reference.

10.04   Technology Solutions Company 1992 Stock Incentive Plan, filed as Exhibit
        10.03 to TSC's Annual Report on Form 10-K for the fiscal year ended May
        31, 1992, is hereby incorporated by reference.

10.05   1993 Outside Directors Stock Option Plan, as amended, filed as Exhibit
        10.05 to TSC's Annual Report on Form 10-K for the fiscal year ended May
        31, 1994, is hereby incorporated by reference.

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY
                               AND SUBSIDIARIES


                             PART IV. (CONTINUED)
===============================================================================

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(CONTINUED)

Item 14(a)(3) Exhibits

10.06*    Employment Agreement of William H. Waltrip.

10.07*    Employment Agreement of John T. Kohler.

10.08 Employment Agreement of James S. Carluccio, filed as Exhibit 10.08 to TSC's Annual Report on Form 10-K for the fiscal year ended May 31, 1994, is hereby incorporated by reference.

10.09*    Employment Agreement of Jack N. Hayden.

10.10 Separation and Consulting Agreement of Albert D. Beedie, Jr., filed as Exhibit 10.10 to TSC's Annual Report on Form 10-K for the fiscal year ended May 31, 1994, is hereby incorporated by reference.

10.11     TSC 1994 Employee Retention Program, filed as Exhibit 10.12 to TSC's
          Annual Report on Form 10-K for the fiscal year ended May 31, 1994, is hereby incorporated by reference.

10.12*    Employment Agreement of Kelly D. Conway

10.13     Agreement between Technology Solutions Company and Albert D.
          Beedie,Jr. and Joyce M. Bennis dated December 1, 1994, filed as
          Exhibit 10.13 to TSC's Annual Report on Form 10-K for the fiscal year ended May 31, 1995, is hereby incorporated by reference.

10.14     Employment Agreement of Martin T. Johnson, filed as Exhibit 10.14 to
          TSC's Annual Report on form 10-K for the fiscal year ended May 31, 1995, is hereby incorporated by reference.

10.15     Employment Agreement of Paul R. Peterson, filed as Exhibit 10.15 to
          TSC's Annual Report on Form 10-K for the fiscal year ended May 31,
          1995, is hereby incorporated by reference.

===============================================================================

                         TECHNOLOGY SOLUTIONS COMPANY
                               AND SUBSIDIARIES


                             PART IV. (CONTINUED)
================================================================================

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(CONTINUED)

10.16*    Employment Agreement of Michael J. McLaughlin.

11.01*    Statement re Computation of Per Share Earnings.

21.01*    Subsidiaries of the Company.

23.01*    Consent of Price Waterhouse LLP.


Exhibits 10.02 through 10.16 listed above are the management contracts and compensatory plans or arrangements required to be filed as exhibits hereto pursuant to the requirements of Item 601 of Regulation S-K.

Item 14(b)   Reports on Form 8-K

During the quarter ended May 31, 1996, TSC filed a report on Form 8-K dated March 20, 1996. This report contained earnings and other information for the third quarter of fiscal 1996.

______________
*Filed herewith