Form 10-Q
period 1996-08-31
TECHNOLOGY SOLUTIONS COMPANY
filed 1996-10-15
CIK 877645

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549


                                   FORM 10-Q
                                   ---------


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended August 31, 1996

                        Commission file number 0-19433

                                    [LOGO]

                         Technology Solutions Company
                     Incorporated in the State of Delaware
                    Employer Identification No. 36-3584201


                           205 North Michigan Avenue
                                  Suite 1500
                           Chicago, Illinois  60601
                                (312) 228-4500



  TSC (1) HAS FILED all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) HAS BEEN subject to such filing requirements for the past 90 days.

  As of October 7, 1996, there were outstanding 15,543,808 shares of TSC Common Stock par value $.01.

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY
                              INDEX TO FORM 10-Q

================================================================================


                                     PART I

                                                           PAGE
                                                          NUMBER
                                                          ------
FINANCIAL INFORMATION
   Introduction.............................................1

   Consolidated Balance Sheets at
     August 31, 1996 and May 31, 1996.......................2

   Consolidated Statements of Income
     For the Three Months Ended August 31, 1996 and 1995....3

   Consolidated Statements of Cash Flows
     For the Three Months Ended August 31, 1996 and 1995....4

   Notes to Consolidated Financial Statements...............5

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................8


                                    PART II


OTHER INFORMATION

   Items 1 to 6............................................10

   Exhibit No. 11 -- Calculation of Earnings per Share.....12

   SIGNATURES..............................................13





================================================================================
                                     Page i

                          TECHNOLOGY SOLUTIONS COMPANY


                         PART I.  FINANCIAL INFORMATION
================================================================================

                                  INTRODUCTION

The financial information included herein has been prepared by Technology Solutions Company ("TSC"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The quarterly financial information included herein is unaudited but, in the opinion of TSC's Management, all adjustments, consisting only of normal recurring accruals necessary for the fair presentation of the financial position and results of operations and cash flows for such periods, have been made. Audited financial statements for the year ended May 31, 1996 are included in TSC's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

================================================================================

                          TECHNOLOGY SOLUTIONS COMPANY

                                AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS

                (In thousands, except share and per share data)

                                     ASSETS

                                                                  August 31,  May 31,
                                                                     1996      1996
                                                                  ----------  -------
                                                                  (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents.....................................     $12,414  $12,990
  Marketable securities.........................................      13,574   11,580
  Receivables, less allowance for doubtful receivables of $2,445
   and $1,870...................................................      28,957   23,537
  Refundable income taxes.......................................       6,881    5,117
  Deferred income taxes.........................................       1,842    1,194
  Other current assets..........................................       6,679    6,166
                                                                     -------  -------
    Total current assets........................................      70,347   60,584

COMPUTERS, FURNITURE AND EQUIPMENT, NET.........................       4,346    4,443

LONG-TERM INVESTMENTS...........................................      14,074   17,140

COST IN EXCESS OF NET ASSETS OF ACQUIRED
 BUSINESS AND OTHER INTANGIBLES.................................       3,267    3,079

LONG-TERM RECEIVABLES AND OTHER.................................       4,069    4,191
                                                                     -------  -------
    Total assets................................................     $96,103  $89,437
                                                                     =======  =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..............................................     $ 1,736  $ 1,344
  Accrued compensation and related costs........................       7,590   11,621
  Accrued legal costs...........................................         791      953
  Capitalized lease obligations.................................       2,390    2,616
  Deferred compensation.........................................       4,659    2,660
  Other current liabilities.....................................         895      214
                                                                     -------  -------
    Total current liabilities...................................      18,061   19,408
                                                                     -------  -------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; shares authorized --
  10,000,000; none issued.......................................          --       --
  Common stock, $.01 par value; shares authorized --
   50,000,000; shares issued -- 17,903,593......................         179      179
  Capital in excess of par value................................      53,949   50,344
  Retained earnings.............................................      38,108   35,983
  Unrealized holding loss.......................................        (684)    (642)
                                                                     -------  -------
                                                                      91,552   85,864
Less:  Treasury Stock, at cost (2,573,169 and 3,014,045 shares).     (13,510) (15,835)
                                                                     -------  -------
    Total stockholders' equity..................................      78,042   70,029
                                                                     -------  -------

    Total liabilities and stockholders' equity..................     $96,103  $89,437
                                                                     =======  =======

   The accompanying notes are an integral part of this financial information.

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY
                               AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except share and per share data)

                                                    For the Three Months

                                                       Ended August 31,
                                                       ----------------
                                                    1996               1995
                                                    ----               ----
                                                           (unaudited)
REVENUES:
 Professional fees..........................     $    31,815        $    20,732
 Software and hardware products.............             347                 --
                                                 -----------        -----------
                                                      32,162             20,732
                                                 -----------        -----------

COSTS AND EXPENSES:
 Project personnel..........................          16,077             10,063
 Other project expenses.....................           4,793              2,503
 Cost of products sold......................              54                 --
 Management and administrative support......           5,683              5,527
 Incentive compensation.....................           2,404              1,398
                                                 -----------        -----------
                                                      29,011             19,491
                                                 -----------        -----------

OPERATING INCOME...........................            3,151              1,241
                                                 -----------        -----------

OTHER INCOME (EXPENSE):
 Net investment income......................             520                500
 Interest expense...........................             (57)               (33)
                                                 -----------        -----------
                                                         463                467
                                                 -----------        -----------

INCOME BEFORE INCOME TAXES.................            3,614              1,708

INCOME TAX PROVISION.......................            1,489                553
                                                 -----------        -----------

NET INCOME.................................      $     2,125        $     1,155
                                                 ===========        ===========

EARNINGS PER COMMON SHARE..................      $      0.13        $      0.08
                                                 ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON
 AND COMMON EQUIVALENT SHARES OUTSTANDING..       17,199,783         15,808,403

   The accompanying notes are an integral part of this financial information.

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                  For the
                                                             Three Months Ended
                                                                 August 31,
                                                            --------------------
                                                              1996       1995
                                                            ---------  ---------
                                                                (unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net income..............................................   $ 2,125    $ 1,155
  Adjustments to reconcile net income to net
   cash used in operating activities:
     Provisions for receivable valuation allowances and
        reserves for possible losses......................       706        421
     Deferred income taxes................................      (626)        (5)
     Depreciation and amortization........................       725        614
     Changes in assets and liabilities:
        Receivables.........................................  (6,126)    (2,904)
        Purchase of trading securities related to deferred
         compensation program..............................   (1,999)    (1,153)
        Other current assets................................    (572)    (1,308)
        Accounts payable....................................     392       (517)
        Accrued compensation and related costs..............  (4,031)    (1,623)
        Income taxes payable/refundable.....................   1,768        718
        Accrued legal costs.................................    (162)      (297)
        Capitalized lease obligation........................    (226)       414
        Deferred compensation funds from employees..........   1,999      1,153
        Other current liabilities...........................     681       (165)
                                                             -------    -------
           Net cash used in operating activities..........    (5,346)    (3,497)
                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from held-to-maturity investments...............    3,020      3,015
  Capital expenditures.....................................     (438)      (828)
  Net assets of acquired business and other intangibles....     (332)        --
  Long-term receivables and other..........................      122          5
                                                             -------    -------
           Net cash provided by investing activities......     2,372      2,192
                                                             -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options..................    2,119      1,384
  Proceeds from employee stock purchase plan...............      279         --
                                                             -------    -------
           Net cash provided by financing activities......     2,398      1,384
                                                             -------    -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........      (576)        79

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD................................................   12,990      7,595
                                                             -------    -------

CASH AND CASH EQUIVALENTS, END OF PERIOD..................   $12,414    $ 7,674
                                                             =======    =======

  The accompanying notes are an integral part of this financial information.

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY
                               AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================
NOTE 1--THE COMPANY

Technology Solutions Company and subsidiaries ("TSC" or the "Company") delivers business benefits through consulting and systems integration services that help clients transform customer relationships and improve operations. The Company's clients generally are located throughout the United States, Europe, Mexico, and Canada.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

PRINCIPLES OF CONSOLIDATION--The accompanying consolidated financial statements include the accounts of Technology Solutions Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION--The Company recognizes revenue on contracts as work is performed primarily based on hourly billing rates. Out-of-pocket expenses are presented net of amounts billed to clients in the accompanying statements of income. Substantially all of the Company's revenues are generated from contracts for consulting services. These contracts are performed in phases. Reserves for possible losses on contracts, if any, are recognized in full when determined. Revenue from licensing of software is recognized upon delivery of the product. The Company does not presently have any significant maintenance contracts for software licensed to clients. Revenue from hardware sales is recognized upon delivery.

CASH AND CASH EQUIVALENTS--The Company considers all highly liquid investments readily convertible into cash to be cash equivalents with original maturities of three months or less. These short-term investments are carried at cost plus accrued interest, which approximates market.

MARKETABLE SECURITIES--The Company's marketable securities primarily consist of preferred stocks. These preferred stocks, all of which are classified as available-for-sale, are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a net aftertax amount in a separate component of stockholders' equity until realized. The Company's investments related to the executive deferred compensation plan are classified as trading securities, with unrealized gains and losses included in net investment income. Realized gains or losses are determined on the specific identification method.

COMPUTERS, FURNITURE AND EQUIPMENT--Computers, furniture and equipment are stated at cost, less accumulated
================================================================================

                         Technology Solutions Company
                               And Subsidiaries


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

================================================================================
depreciation. Depreciation is generally provided over five years or less, using the straight-line method.

LONG TERM INVESTMENTS--The Company's long-term investments consist of municipal bonds with maturities primarily through 1998. Since the Company has the ability and intent to hold the bonds to maturity, the investments are classified as held-to-maturity under the provisions of SFAS 115 and, accordingly, are accounted for at cost, net of accumulated amortization. Municipal bonds held by the Company are regarded as investment grade by independent nationally recognized rating agencies.

INCOME TAXES--The Company files its federal and state income tax returns on a calendar year basis. The current income tax provision represents the Company's federal and state income taxes for the fiscal year as though tax returns were filed on a fiscal year basis ending on May 31. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

EARNINGS PER COMMON SHARE--Earnings per common share are computed by dividing net income per the modified treasury stock method by the weighted average number of common shares outstanding during each period presented, including common share equivalents arising from the assumed exercise of stock options.

RECLASSIFICATIONS--Certain reclassifications have been made to the prior period's financial statements to conform to the current period classification.

NOTE 3--STOCKHOLDERS' EQUITY

At August 31, 1996, after the issuance of 422,598 treasury shares from exercise of stock options and 18,278 shares from purchases through the employee stock purchase plan during the first quarter of fiscal 1997, the Company had a balance of 2,573,169 shares of Treasury stock carried at $13.5 million.

On September 25, 1996, the Board of Directors rescinded previous resolutions dated November 29, 1993 and September 22, 1994 to purchase Common Stock of the Company by means of open market or privately negotiated transactions.

NOTE 4--STOCK OPTIONS

On September 26, 1996, the shareholders approved the Technology Solutions Company 1996 Stock Incentive Plan (the "1996 Plan"). This plan replaces each of the Technology Solutions Company Stock Option Plan (the "Original Plan"), the Technology Solutions Company 1992 Stock Incentive Plan (the "1992 Plan") and the Technology Solutions Company 1993 Outside Directors Stock Option Plan (the "1993 Plan and, together with the Original Plan and the 1992 Plan, the "Predecessor Plans"). Effective September 26, 1996, no future awards will be made under any of the Predecessor Plans. Previous awards made under the Predecessor Plans will not be affected. Shares available for future awards under the Predecessor Plans immediately prior
================================================================================

                          TECHNOLOGY SOLUTIONS COMPANY
                                AND SUBSIDIARIES


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
================================================================================

to the effectiveness of the 1996 Plan will thereafter become available solely under the 1996 Plan.

During the first quarter of fiscal 1997, the Company authorized the grant to employees, pursuant to the 1992 Plan, of options to purchase 934,000 shares of the Company's Common Stock.

At August 31, 1996, options to purchase 5.1 million shares of common stock were outstanding and options to purchase an additional 1.0 million shares of common stock were available for grant under the Predecessor Plans. On September 26, 1996, the shareholders approved the addition of 1.0 million shares to the shares available to be granted under the new 1996 Plan. Shares subject to awards made under any of the Predecessor Plans will be available under the 1996 Plan, under certain circumstances, to the extent that such shares are not issued or delivered in connection with such awards.
================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY
                               AND SUBSIDIARIES


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

==============================================================================
The following is a discussion of the changes in financial condition during the first three months of fiscal 1997 and the results of operations for the first quarter of fiscal 1997 compared with fiscal 1996.

FINANCIAL CONDITION

Cash and cash equivalent balances decreased to $12.4 million at August 31, 1996 from $13.0 million at May 31, 1996. The $0.6 million first quarter decrease was the result of the following ($ in millions):

                          FIRST
                         QUARTER
    $  2.1          Net income
      (5.4)         Client receivables
       2.4          Accrual of first quarter fiscal 1997 bonuses
      (6.4)         Payment of fiscal 1996 bonus
       1.8          Accrued taxes
       2.1          Proceeds from exercise of stock options
        .7          Depreciation and amortization
      (0.9)         Other
    ------
      (3.6)         Subtotal
    ------
       3.0          Proceeds from investments
    ------
    $ (0.6)         Net decrease in cash and cash equivalents
    ======

Net receivables increased $5.4 million from $23.5 million at May 31, 1996 to $28.9 million at August 31, 1996. This increase is primarily the result of the growth in existing clients, several new client engagements/projects, and a lengthening of the collection period.

The $6.4 million bonus payments relate to the full fiscal year 1996. Performance bonuses are generally paid by the Company on an annual basis during the first quarter following the end of a fiscal year.

The Company entered into a new $5.0 million unsecured revolving credit facility with Bank of America Illinois. The new agreement expires September 5, 1997. The terms of the agreement are not materially different from the previous agreement.

RESULTS OF OPERATIONS

Consolidated revenues for the Company, substantially all of which represent professional fees, for the quarter ended August 31, 1996, were $32.2 million compared with $20.7 million for the same period last fiscal year. Partially responsible for this increase was TSC's international expansion. Client engagements outside the United States generated $5.0 million revenues during the quarter. Domestic operations recorded a 29 percent increase in billable hours, as well as a 6 percent increase in average hourly billing rates. The increase in billable hours is attributable to the high growth in the overall information technology professional services market combined with the Company's increase in consulting staff and marketing efforts. The increase in average hourly billing rates is primarily due to the impact of hiring and the resulting change in the mix of personnel to include a greater percentage of more senior personnel.

Average headcount during the first quarter of fiscal 1997 was 695 compared to the average during the first quarter of fiscal 1996 which was 450. Total Company headcount at August 31, 1996 was 719 compared to 478 at August 31, 1995. The total number of project managers at August 31, 1996 was 88 compared to 43 at August 31, 1995.

================================================================================

                         Technology Solutions Company
                               and Subsidiaries


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--
                                  (Continued)
===============================================================================

First quarter project personnel costs (primarily professional salaries and benefits) increased from $10.1 million in fiscal 1996 to $16.1 million in fiscal 1997. This increase is consistent with higher revenues and higher headcount in the first quarter of fiscal 1997 as compared to fiscal quarter 1996.

TSC charges most of its project expenses directly to the client. Other project expenses consist of nonbillable expenses directly incurred for client projects and business development efforts including recruiting fees, personnel training, travel, and provisions for valuation allowances and reserves for potential losses on continuing projects. Other project expenses for the first quarter fiscal 1997 compared with the first quarter fiscal 1996 increased $2.3 million, from $2.5 million to $4.8 million. This increase is primarily related to an increase in hiring, training and related costs of $0.7 million and an increase in nonbillable travel costs of $0.9 million. The increase in nonbillable travel expense is primarily due to travel expenses associated with increased client proposal and business development activity, as well as travel related to consultants training activity in first quarter 1997 as compared to the same period in fiscal 1996.

Incentive compensation of $2.4 million was accrued for the first quarter of fiscal 1997 while $1.4 million was accrued during the first quarter of fiscal 1996. This increase is entirely related to increased staffing levels. The Company expects to continue to accrue incentive compensation throughout the fiscal year.

The increase in common and common equivalent shares is due to the impact of increased share price on common equivalent shares as calculated using the modified treasury stock method, as well as the granting of additional options and purchases of stock through the employee stock purchase plan.

===============================================================================

                         Technology Solutions Company
                               And Subsidiaries

                          PART II.  OTHER INFORMATION
===============================================================================
ITEM 1 -- LEGAL PROCEEDINGS

         None.

ITEM 2 -- CHANGES IN SECURITIES

         None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     TSC's 1996 Annual Meeting of Stockholders (the "Annual Meeting") was held on September 26, 1996. The following actions were taken by a vote of TSC's stockholders at the Annual Meeting:

     1. Messrs. Michael J. Murray and Stephen B. Oresman were elected to serve as members of TSC's Board of Directors receiving 11,658,710 and 9,899,922 votes in favor of election, respectively, and 522,495 and 2,281,283 votes withheld, respectively. In addition, the terms of office for Messrs. Purcell and Waltrip continue until the 1997 Annual Meeting, and Messrs. Chambers, Kohler and McLaughlin continue until the 1998 Annual Meeting.

     2. The proposal to approve the Technology Solutions Company 1996 Stock Incentive Plan was approved: 6,562,646 votes were cast for the proposal; 4,290,025 votes were cast against the proposal; 43,006 votes abstained and 1,285,528 votes represented broker non-votes.

     3. The appointment of Price Waterhouse LLP as independent auditors for TSC for its fiscal year ending May 31, 1996 was ratified: 12,176,795 votes were cast for the ratification; 2,586 votes were cast against the ratification and there were 1,824 votes abstained.

ITEM 5 -- OTHER INFORMATION

         None.

===============================================================================

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 11 -- Computation of earnings per share

     (b) During the quarter ended August 31, 1996, TSC filed two reports on Form 8-K

          The first report on Form 8-K was dated June 19, 1996. This report contained information reported under Item 5 related to TSC's Board of Directors approval of a 50 percent stock dividend distributed on July 30, 1996.

          The second report on Form 8-K was dated June 26, 1996. This report contained information reported under Item 7 related to summary financial information for the fiscal year and fourth quarter ended May 31, 1996.

===============================================================================

                                                                      EXHIBIT 11

                         Technology Solutions Company
                               and Subsidiaries


                       CALCULATION OF EARNINGS PER SHARE
                   (In thousands, except earnings per share)

                                                     For the
                                                Three Months Ended
                                                    August 31,
                                                ------------------
                                                  1996      1995
                                                 -------   -------
                                                   (unaudited)
Net income per statements of income...........   $ 2,125   $ 1,155

  Earnings resulting from modified treasury
      stock method............................        35        71
                                                 -------   -------

Net earnings per modified treasury
  stock method................................   $ 2,160   $ 1,226
                                                 =======   =======

Shares:

  Weighted average shares outstanding.........    15,048    13,483
  Common stock equivalents....................     2,152     2,325
                                                 -------   -------

  Total.......................................    17,200    15,808
                                                 =======   =======
Earnings per share............................   $  0.13   $  0.08
                                                 =======   =======

===============================================================================

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TSC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TECHNOLOGY SOLUTIONS COMPANY



Date:  October 14, 1996                By:  /s/ Martin T. Johnson
       ----------------                     -------------------------
                                                Martin T. Johnson

                                       Chief Financial and Accounting Officer

===============================================================================
                                    Page 13