Form 10-Q
period 1996-11-30
TECHNOLOGY SOLUTIONS COMPANY
filed 1997-01-14
CIK 877645

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C.  20549


                                    FORM 10-Q
                                    ---------


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED NOVEMBER 30, 1996

                         COMMISSION FILE NUMBER 0-19433


                                     [LOGO]


                          TECHNOLOGY SOLUTIONS COMPANY
                      INCORPORATED IN THE STATE OF DELAWARE
                     EMPLOYER IDENTIFICATION NO. 36-3584201


                            205 NORTH MICHIGAN AVENUE
                                   SUITE 1500
                            CHICAGO, ILLINOIS  60601
                                 (312) 861-9600




TSC (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

AS OF JANUARY 3, 1997, THERE WERE OUTSTANDING 15,767,817 SHARES OF TSC COMMON STOCK, PAR VALUE $.01.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          TECHNOLOGY SOLUTIONS COMPANY

                               INDEX TO FORM 10-Q

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                     PART I

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

FINANCIAL INFORMATION (UNAUDITED)

     Introduction. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

     Consolidated Balance Sheets at
       November 30, 1996 and May 31, 1996. . . . . . . . . . . . . . . . . . 2

     Consolidated Statements of Income
       For the Three Months Ended and Six Months Ended
         November 30, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . 3

     Consolidated Statements of Cash Flows
       For the Six Months Ended November 30, 1996 and 1995 . . . . . . . . . 4

     Notes to Consolidated Financial Information . . . . . . . . . . . . . . 5

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations . . . . . . . . . . . . . . . . . 7


                                     PART II


OTHER INFORMATION

     Item 6. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

     Exhibit No. 11 -- Calculation of Earnings per Share . . . . . . . . . .11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                     PAGE i

                          TECHNOLOGY SOLUTIONS COMPANY
                                AND SUBSIDIARIES

                         PART I.  FINANCIAL INFORMATION
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                  INTRODUCTION



The financial information included herein has been prepared by Technology Solutions Company ("TSC"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. The quarterly financial information included herein is unaudited but, in the opinion of TSC's Management, all adjustments, consisting only of normal recurring accruals necessary for the fair presentation of the financial position and results of operations and cash flows for such periods, have been made. Audited financial statements for the year ended May 31, 1996 are included in TSC's Annual Report on Form 10-K for the year ended May 31, 1996.




--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          TECHNOLOGY SOLUTIONS COMPANY
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                     ASSETS

                                                               November 30,        May 31,
                                                                  1996              1996
                                                               ------------        -------
                                                                unaudited          audited
CURRENT ASSETS:
 Cash and cash equivalents . . . . . . . . . . . . . . . . .       $ 17,593       $ 12,990
 Marketable securities . . . . . . . . . . . . . . . . . . .         14,697         11,580
 Accounts receivable, net. . . . . . . . . . . . . . . . . .         38,222         23,537
 Refundable income taxes . . . . . . . . . . . . . . . . . .          7,011          5,117
 Deferred income taxes . . . . . . . . . . . . . . . . . . .          3,457          1,194
 Other current assets. . . . . . . . . . . . . . . . . . . .          6,043          6,166
                                                                   --------       --------
   Total current assets. . . . . . . . . . . . . . . . . . .         87,023         60,584

COMPUTERS, FURNITURE AND EQUIPMENT, NET. . . . . . . . . . .          4,513          4,443

LONG-TERM INVESTMENTS. . . . . . . . . . . . . . . . . . . .         11,044         17,140

COST IN EXCESS OF NET ASSETS OF ACQUIRED
 BUSINESS AND OTHER INTANGIBLES. . . . . . . . . . . . . . .          3,625          3,079

LONG-TERM RECEIVABLES AND OTHER. . . . . . . . . . . . . . .          4,239          4,191
                                                                   --------       --------

   Total assets. . . . . . . . . . . . . . . . . . . . . . .       $110,444       $ 89,437
                                                                   --------       --------
                                                                   --------       --------

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable . . . . . . . . . . . . . . . . . . . . . .       $  1,937       $  1,344
Accrued compensation and related costs                               10,537         11,621
Capitalized lease obligations. . . . . . . . . . . . . . . .          1,918          2,616
Deferred compensation. . . . . . . . . . . . . . . . . . . .          5,426          2,660
Other current liabilities. . . . . . . . . . . . . . . . . .          2,205          1,167
                                                                   --------       --------
   Total current liabilities . . . . . . . . . . . . . . . .         22,023         19,408
                                                                   --------       --------

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; shares authorized --
   10,000,000; none issued . . . . . . . . . . . . . . . . .             --             --
Common stock, $.01 par value; shares authorized --
   50,000,000; shares issued -- 17,903,593 . . . . . . . . .            179            179
Capital in excess of par value . . . . . . . . . . . . . . .         58,405         50,344
Retained earnings                                                    41,854         35,983
Unrealized holding loss. . . . . . . . . . . . . . . . . . .           (450)          (642)
Cumulative translation adjustment. . . . . . . . . . . . . .            (19)            --
                                                                   --------       --------
                                                                     99,969         85,864
Less: Treasury Stock, at cost (2,199,440 and 3,014,045
   shares, respectively) . . . . . . . . . . . . . . . . . .        (11,548)       (15,835)
                                                                   --------       --------
   Total stockholders' equity. . . . . . . . . . . . . . . .         88,421         70,029
                                                                   --------       --------

   Total liabilities and stockholders' equity. . . . . . . .       $110,444       $ 89,437
                                                                   --------       --------
                                                                   --------       --------

   The accompanying notes are an integral part of this financial information.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          TECHNOLOGY SOLUTIONS COMPANY
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                      For the Three Months            For the Six Months
                                                                        Ended November 30,            Ended November 30,
                                                                      --------------------           -------------------
                                                                       1996           1995           1996           1995
                                                                       ----           ----           ----           ----
                                                                            unaudited                      unaudited
REVENUES:
  Professional fees. . . . . . . . . . . . . . . . . . . . .        $39,521        $23,128        $71,336        $43,860
  Software and hardware products . . . . . . . . . . . . . .             --            172            347            172
                                                                    -------        -------        -------        -------
   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         39,521         23,300         71,683         44,032
                                                                    -------        -------        -------        -------

COSTS AND EXPENSES:
  Project personnel. . . . . . . . . . . . . . . . . . . . .         17,746         10,583         33,823         20,646
  Other project expenses . . . . . . . . . . . . . . . . . .          5,266          3,651         10,059          6,154
  Cost of products sold. . . . . . . . . . . . . . . . . . .             --             21             54             21
  Management and administrative support. . . . . . . . . . .          7,960          5,684         13,643         11,211
  Shareholder litigation settlement. . . . . . . . . . . . .             --          2,345             --          2,345
  Incentive compensation . . . . . . . . . . . . . . . . . .          2,621          1,576          5,025          2,974
                                                                    -------        -------        -------        -------
   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         33,593         23,860         62,604         43,351
                                                                    -------        -------        -------        -------

OPERATING INCOME (LOSS). . . . . . . . . . . . . . . . . . .          5,928           (560)         9,079            681
                                                                    -------        -------        -------        -------

OTHER INCOME (EXPENSE):
  Net investment income. . . . . . . . . . . . . . . . . . .            539            472          1,059            972
  Interest expense . . . . . . . . . . . . . . . . . . . . .            (49)           (32)          (106)           (65)
                                                                    -------        -------        -------        -------
   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            490            440            953            907
                                                                    -------        -------        -------        -------

INCOME (LOSS) BEFORE INCOME TAXES. . . . . . . . . . . . . .          6,418           (120)        10,032          1,588

INCOME TAX PROVISION (BENEFIT) . . . . . . . . . . . . . . .          2,672           (163)         4,161            390
                                                                    -------        -------        -------        -------

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . .        $ 3,746        $    43        $ 5,871        $ 1,198
                                                                    -------        -------        -------        -------
                                                                    -------        -------        -------        -------

EARNINGS PER COMMON SHARE. . . . . . . . . . . . . . . . . .        $  0.21        $  0.01        $  0.34        $  0.08
                                                                    -------        -------        -------        -------
                                                                    -------        -------        -------        -------

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON
  EQUIVALENT SHARES
  OUTSTANDING. . . . . . . . . . . . . . . . . . . . . . . .     17,721,736     15,882,476     17,400,407     15,845,439
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------

   The accompanying notes are an integral part of this financial information.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          TECHNOLOGY SOLUTIONS COMPANY
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                             For the
                                                                        Six Months Ended
                                                                           November 30,
                                                                       -------------------
                                                                       1996           1995
                                                                       ----           ----
                                                                            unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . .       $  5,871       $  1,198
  Adjustments to reconcile net income to net
   cash from operating activities:
     Provisions for receivable valuation allowances and
        reserves for possible losses . . . . . . . . . . . .          1,109            887
     Gain on sales of marketable securities. . . . . . . . .             --            (18)
     Deferred income taxes . . . . . . . . . . . . . . . . .         (2,367)          (884)
     Depreciation and amortization . . . . . . . . . . . . .          1,634          1,224
     Changes in assets and liabilities:
       Receivables . . . . . . . . . . . . . . . . . . . . .        (15,794)        (6,299)
       Purchases of trading securities related to
        deferred compensation program. . . . . . . . . . . .         (2,766)        (1,468)
       Other current assets. . . . . . . . . . . . . . . . .             68         (2,848)
       Accounts payable. . . . . . . . . . . . . . . . . . .            593           (464)
       Accrued compensation and related costs. . . . . . . .         (1,084)           551
       Income taxes payable/refundable . . . . . . . . . . .          5,784          1,379
       Accrued legal costs . . . . . . . . . . . . . . . . .            335            (54)
       Capitalized lease obligations . . . . . . . . . . . .           (698)           596
       Other current liabilities . . . . . . . . . . . . . .            703            190
       Cumulative translation adjustment . . . . . . . . . .            (19)            --
       Deferred compensation funds from employees. . . . . .          2,766          1,468
                                                                   --------       --------
         Net cash (used in) operating activities . . . . . .         (3,865)        (4,542)
                                                                   --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from available-for-sale securities. . . . . . . .             --          1,075
  Proceeds from maturity of held-to-maturity investments . .          6,060          4,015
  Capital expenditures, net. . . . . . . . . . . . . . . . .           (937)        (1,371)
  Net assets of acquired business and other intangibles. . .         (1,277)            --
  Change in other assets . . . . . . . . . . . . . . . . . .            (48)            10
                                                                   --------       --------
         Net cash provided by investing activities . . . . .          3,798          3,729
                                                                   --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from employees stock purchase plan. . . . . . . .            580             --
  Proceeds from exercise of stock options. . . . . . . . . .          4,090          2,512
                                                                   --------       --------
         Net cash provided by financing activities . . . . .          4,670          2,512
                                                                   --------       --------

INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . .          4,603          1,699

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . .         12,990          7,595
                                                                   --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . . .       $ 17,593       $  9,294
                                                                   --------       --------
                                                                   --------       --------

   The accompanying notes are an integral part of this financial information.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          TECHNOLOGY SOLUTIONS COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 1--THE COMPANY

Technology Solutions Company and Subsidiaries ("TSC" or the "Company") delivers business benefits through consulting and systems integration services that help clients transform customer relationships and improve operations. The Company's clients generally are located throughout the United States and in Europe, Mexico, and Canada.

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

PRINCIPLES OF CONSOLIDATION--The accompanying consolidated financial statements include the accounts of TSC and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION--The Company recognizes revenue on contracts as work is performed primarily based on hourly billing rates. Out-of-pocket expenses are presented net of amounts billed to clients in the accompanying statements of income. Substantially all of the Company's revenues are generated from contracts for consulting services. These contracts are performed in phases. Losses on contracts, if any, are reserved in full when determined. Revenue from licensing of software is recognized upon acceptance of the product by the customer. The Company does not presently have any significant maintenance contracts for software licensed to clients. Revenue from hardware sales is recognized upon delivery.

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

COMPUTERS, FURNITURE AND EQUIPMENT--Computers, furniture and equipment are stated at cost, less accumulated

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          TECHNOLOGY SOLUTIONS COMPANY
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL INFORMATION -- (CONTINUED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

depreciation. Depreciation is generally provided over five years or less, using the straight-line method.

LONG-TERM INVESTMENTS--The Company's long-term investments consist of municipal bonds with maturities primarily through 1998. Since the Company has the ability and intent to hold the bonds to maturity, the investments are classified as held-to-maturity under the provisions of SFAS 115 and, accordingly, are accounted for at cost, net of accumulated amortization. Municipal bonds held by the Company are regarded as investment grade by independent nationally recognized rating agencies.

INCOME TAXES--The Company files its federal and state income tax returns on a calendar year basis. The current income tax provision represents the Company's federal and state income taxes for the fiscal year as though tax returns were filed on a fiscal year basis ending on May 31. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities in accordance with SFAS 109.

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


NOTE 3--STOCKHOLDERS' EQUITY

During the first six months of fiscal 1997, the Company issued 781,124 treasury shares from exercise of stock options and 33,481 shares from purchases through the employee stock purchase plan. The Company had a balance of 2,199,440 shares of Treasury Stock carried at $11.5 million.


NOTE 4--STOCK OPTIONS

On September 26, 1996, the Company's stockholders approved the 1996 Stock Incentive Plan (the "1996 Plan"). All awards made after this date have been made under the 1996 Plan. Additionally, all shares available for award under the Technology Solutions Company 1992 Stock Incentive Plan and the Technology Solutions Company 1993 Outside Director Stock Option Plan immediately prior to the effectiveness of the 1996 Plan became available for award under the 1996 Plan on September 26, 1996.

During the first half of fiscal 1997, the Company authorized the grant to employees, pursuant to Technology Solutions Company 1992 Stock Incentive Plan and the 1996 Plan, of options to purchase 1,022,040 shares of the Company's Common Stock.

At November 30, 1996, options to purchase 4.8 million shares of common stock were outstanding and options to purchase an additional 2.1 million shares of common stock were available for grant under the 1996 Plan.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          TECHNOLOGY SOLUTIONS COMPANY
                                AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FINANCIAL CONDITION

Cash and cash equivalent balances increased to $17.6 million at November 30, 1996 from $13.0 million at May 31, 1996. The $5.2 million second quarter increase and $4.6 million first half increase was the result of the following ($ in millions):

SECOND    FIRST
QUARTER   HALF

$  3.7   $  5.9     Net income
  (9.3)   (14.7)    Client receivables
    .6       .1     Prepaid insurance and other current assets
   2.6      5.0     Accrual of bonuses
    --     (6.4)    Payment of bonuses
   4.0      5.8     Accrued taxes
   2.0      4.1     Proceeds from exercise of stock options
  (1.4)    (1.3)    Other, net
 -----    -----
   2.2     (1.5)    Subtotal
   3.0      6.1     Proceeds from investments
 -----    -----
 $ 5.2    $ 4.6     Total increase in cash and cash equivalents
 -----    -----
 -----    -----

Net receivables increased $14.7 million from $23.5 million at May 31, 1996 to $38.2 million at November 30, 1996. This increase is primarily the result of the growth in existing clients, several new client engagements / projects, and a lengthening of the collection period.

During the first six months of fiscal 1997 approximately $6.1 million of cash was received from the maturity of long-term investments. Also during the first half of fiscal 1997 the Company received proceeds of approximately $4.1 million from the exercise of 781,124 employee stock options.

The Company entered into a $5.0 million unsecured revolving credit facility with Bank of America Illinois. The agreement expires September 5, 1997. The terms of the agreement are not materially different from the previous agreement.


RESULTS OF OPERATIONS

SECOND QUARTER ENDED NOVEMBER 30, 1996

Revenues for the second quarter ended November 30, 1996 were $39.5 million, compared with $23.3 million for the same period last fiscal year. The increase in revenues is attributable to the increase in billable hours which is a result of the high growth in the overall information technology professional services market combined with the Company's increase in consulting staff and marketing efforts. The increase in average hourly billing rates is primarily due to the impact of hiring and the resulting change in the mix of personnel to include a greater percentage of more senior personnel. The increase in revenue includes a 47 percent increase in domestic billable hours, a 6 percent increase in the domestic billing rate and international revenues of $4.9 million.

Second quarter project personnel costs increased to $17.7 million in fiscal 1997 from $10.6 million in fiscal 1996. This increase is consistent with higher revenues and higher headcount in fiscal 1997.

Average headcount during the second quarter of fiscal 1997 was 803 compared to the second quarter of fiscal 1996 which was 512. Total Company headcount at November 30, 1996 was 836 compared to 537 at November 30, 1995. The total number of project managers at November 30, 1996 was 94 compared to 56 at November 30, 1995.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          TECHNOLOGY SOLUTIONS COMPANY
                                AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --
                                   (CONTINUED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

TSC charges most of its project expenses directly to the client. Other project expenses consist of non-billable expenses directly incurred for client projects and business development efforts including recruiting fees, personnel training, travel and provisions for valuation allowances and reserves for potential losses on continuing projects. Other project expenses for the fiscal 1997 second quarter increased $1.6 million to $5.3 million, as compared to $3.7 million during the second quarter of fiscal 1996. This increase is primarily related to an increase in hiring, training and related costs of $0.5 million and an increase in non-billable travel costs of $1.1 million in the second quarter of fiscal 1997 as compared to the same period in fiscal 1996. The increase in non-billable travel expense is primarily due to travel associated with increased client proposal and business development activity, as well as travel related to consultants' training activity in first quarter 1997 as compared to the same period in fiscal 1996.

Management and administrative suport costs increased from $5.7 million in the second quarter of fiscal 1996 to $8.0 million in fiscal 1997. This increase of $2.3 million is primarily due to the international expansion of $1.4 million; growth in the domestic regional practice area management, travel and hiring costs of $0.4 million; and increased domestic administrative support of $0.3 million. During the second quarter of fiscal 1997, no expense was accrued for the employee retention program. This compares to $1.0 million in the second quarter of fiscal 1996.

During the second quarter of fiscal 1996, the Company settled the shareholder litigation resulting in a pre-tax charge to earnings of $2.3 million.

Incentive compensation of $2.6 million was accrued during the second quarter of fiscal 1997 while $1.6 million was accrued during the second quarter of fiscal 1996. The Company expects to continue to accrue incentive compensation throughout the fiscal year in order to retain our high quality work force.

Common and common equivalent shares increased, primarily due to the exercise of stock options during the period from the second quarter of fiscal 1996 to the second quarter of fiscal 1997.

SIX MONTHS ENDED NOVEMBER 30, 1996

Revenues for the six months ended November 30, 1996 were $71.7 million, compared with $44.0 million for the same period last fiscal year. The principal source of the increase was a 35 percent increase in domestic billable hours. Average hourly billing rates increased 5 percent domestically from last fiscal year. Additionally, fiscal 1997 contained $8.4 million in international revenues compared to none in 1996.

Project personnel costs for the first half increased to $33.8 million in fiscal 1997 from $20.6 million in fiscal 1996. This increase is consistent with higher revenues and higher headcount in fiscal 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          TECHNOLOGY SOLUTIONS COMPANY
                                AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --
                                   (CONTINUED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Other project expenses for the first half of fiscal 1997 were $10.1 million as compared to $6.2 million for the first half of fiscal 1996. This increase is primarily related to an increase in hiring, training and related costs of $1.2 million and an increase in non-billable travel costs of $2.0 million in the first half of fiscal 1997 as compared to the comparable period in 1996.

Management and administrative support costs increased from $11.2 million in the first half of last fiscal year to $13.6 million this fiscal year. This increase of $2.4 million is principally due to the international expenses of $2.2 million; growth in the domestic regional practice area management, travel and hiring costs of $0.8 million; and increased domestic administrative support of $0.4 million. During the first half of fiscal 1997, no expense was accrued for the employee retention program which expired in fiscal 1996. This compares to $2.3 million accrued for the employee retention program during the first half of fiscal 1996.

Incentive compensation of $5.0 million was accrued for the first half of fiscal 1997 as compared to $3.0 million in fiscal 1996. The Company expects to continue to accrue incentive compensation throughout fiscal 1996.

The increase in common and common equivalent shares is primarily due to the exercise of options.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          TECHNOLOGY SOLUTIONS COMPANY
                                AND SUBSIDIARIES

                           PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 11 -- Computation of earnings per share

     (b)  Reports on Form 8-K

          During the quarter ended November 30, 1996, TSC filed a report on Form 8-K dated December 19, 1996. This report contained information reported under Item 7 related to summary financial information for the first quarter of fiscal 1997.



All other items in Part II are either not applicable to the Company during the quarter ended November 30, 1996, the answer is negative, or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TSC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   TECHNOLOGY SOLUTIONS COMPANY




Date: January 14, 1997             By: /s/ Martin T. Johnson
      ------------------------         --------------------------
                                           Martin T. Johnson

                                   Senior Vice President
                                   and Chief Financial Officer



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          TECHNOLOGY SOLUTIONS COMPANY
                                AND SUBSIDIARIES



                                  EXHIBIT INDEX





Exhibit                                                           Paper (P) or
Number              Description                                   Electronic (E)
------              ---------------------------------             --------------

  11                Calculation of Earnings per Share                 (P)

  27                Financial Data Schedule                           (E)





--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                     PAGE 12