Form 10-Q
period 1997-02-28
TECHNOLOGY SOLUTIONS COMPANY
filed 1997-04-11
CIK 877645

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D.C.  20549

                                      FORM 10-Q
                                   ----------------


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED FEBRUARY 28, 1997

                            COMMISSION FILE NUMBER 0-19433

                                        [LOGO]

                             TECHNOLOGY SOLUTIONS COMPANY
                        INCORPORATED IN THE STATE OF DELAWARE
                        EMPLOYER IDENTIFICATION NO. 36-3584201


                              205 NORTH MICHIGAN AVENUE
                                      SUITE 1500
                               CHICAGO, ILLINOIS  60601
                                   (312) 228 -4500





    TSC (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND
    (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

    AS OF APRIL 10, 1997, THERE WERE OUTSTANDING 16,362,894 SHARES OF TSC COMMON STOCK, PAR VALUE
    $.01.

                             TECHNOLOGY SOLUTIONS COMPANY

                                  INDEX TO FORM 10-Q

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                        PART I

                                                               PAGE
                                                             NUMBER
                                                             ------

FINANCIAL INFORMATION (UNAUDITED)
ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets at
              February 28, 1997 and May 31, 1996.............   1

         Consolidated Statements of Income
              For the Three Months Ended and Nine Months Ended
                   February 28, 1997 and February 29, 1996...   2


         Consolidated Statements of Cash Flows
              For the Nine Months Ended
                   February 28, 1997 and February 29, 1996....  3

         Notes to Consolidated Financial Information..........  4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..................  7


                                       PART II


OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K...........  11

         Exhibit No. 11 -- Calculation of Earnings per Share.. 12

SIGNATURES.................................................... 13

EXHIBIT INDEX


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                        PAGE i

                           PART I.   FINANCIAL INFORMATION
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                    TECHNOLOGY SOLUTIONS COMPANY AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                        ASSETS


                                                                     February 28,                     May 31,
                                                                         1997                           1996
                                                                     ---------------                 --------
                                                                       (unaudited)

CURRENT ASSETS:
 Cash and cash equivalents...........................................    $24,428                       $12,990
 Marketable securities...............................................     15,515                        11,580
 Accounts receivable, net............................................     39,234                        23,537
 Refundable income taxes.............................................      1,732                         5,117
 Deferred income taxes...............................................      9,295                         1,194
 Other current assets................................................      7,913                         6,166
                                                                     -----------                   -----------
     Total current assets............................................     98,117                        60,584

COMPUTERS, FURNITURE AND EQUIPMENT, NET..............................      4,977                         4,443

LONG-TERM INVESTMENTS................................................      8,771                        17,140

COST IN EXCESS OF NET ASSETS OF ACQUIRED
 BUSINESS AND OTHER INTANGIBLES......................................      3,589                         3,079

LONG-TERM RECEIVABLES AND OTHER......................................      3,854                         4,191
                                                                     -----------                   -----------

     Total assets....................................................    119,308                       $89,437
                                                                     -----------                   -----------
                                                                     -----------                   -----------

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable.....................................................       728                      $  1,344
 Accrued compensation and related costs...............................    13,171                        11,621
 Capitalized lease obligations........................................     1,551                         2,616
 Deferred compensation................................................     6,248                         2,660
 Other current liabilities............................................       429                         1,167
                                                                    ------------                  ------------
     Total current liabilities........................................    22,127                        19,408
                                                                    ------------                  ------------

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; shares authorized --
     10,000,000; none issued..........................................     --                             --
 Common stock, $.01 par value; shares authorized --
     50,000,000; shares issued -- 17,903,593..........................       179                           179
 Capital in excess of par value.......................................    62,047                        50,344
 Retained earnings....................................................    45,847                        35,983
 Unrealized holding loss..............................................     (384)                          (642)
 Cumulative translation adjustment....................................     (273)                          --
                                                                   -------------                  ------------
                                                                         107,416                        85,864

Less:  Treasury Stock, at cost (1,949,344 and 3,014,045 shares,
     respectively)....................................................   (10,235)                      (15,835)
                                                                     -----------                   -----------
     Total stockholders' equity.......................................    97,181                        70,029
                                                                    ------------                  ------------

     Total liabilities and stockholders' equity.......................  $119,308                       $89,437
                                                                     -----------                   -----------
                                                                     -----------                   -----------

     The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.


                             TECHNOLOGY SOLUTIONS COMPANY
                                   AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                For the Three Months            For the Nine Months
                                                               Ended February 28 and 29,     Ended February 28 and 29,
                                                               -------------------------     -------------------------
                                                                  1997        1996              1997        1996
                                                                   ----        ----              ----        ----
                                                                      (unaudited)                  (unaudited)

REVENUES:

   Professional fees.....................................     $42,120        $25,104        $113,456       $68,964
   Software and hardware products........................         226            362             573           534
                                                           ----------     ----------    ------------    ----------
                                                               42,346         25,466         114,029        69,498
                                                             --------       --------       ---------      --------

COSTS AND  EXPENSES:
   Project personnel.....................................      20,135         12,828          53,958        33,474
   Other project expenses................................       6,178          3,115          16,237         9,269
   Cost of products sold.................................         --             384              54           405
   Management and administrative support.................       8,086          5,836          21,729        17,047
   Shareholder litigation settlement.....................         --             --              --          2,345
   Company founder litigation settlement.................         --             944             --            944
   Incentive compensation................................       1,944          1,807           6,969         4,781
                                                            ---------      ---------     -----------     ---------
                                                               36,343         24,914          98,947        68,265
                                                             --------       --------      ----------      --------

OPERATING INCOME.........................................       6,003            552          15,082         1,233
                                                            ---------     ----------      ----------     ---------

OTHER INCOME (EXPENSE):
   Net investment income.................................         578            549           1,637         1,521
   Interest expense......................................         (40)           (47)           (146)         (112)
                                                          -----------   ------------   -------------   -----------
                                                                  538            502           1,491         1,409
                                                          -----------     ----------     -----------     ---------

INCOME BEFORE INCOME TAXES...............................       6,541          1,054          16,573         2,642

INCOME TAX PROVISION.....................................       2,548            286           6,709           676
                                                            ---------     ----------     -----------    ----------

NET INCOME...............................................    $  3,993      $     768      $    9,864      $  1,966
                                                             --------      ---------      ----------      --------
                                                             --------      ---------      ----------      --------




EARNINGS PER COMMON SHARE................................   $    0.22      $    0.05     $      0.56     $    0.12
                                                            ---------      ---------     -----------     ---------
                                                            ---------      ---------     -----------     ---------

WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON
   EQUIVALENT SHARES
   OUTSTANDING...........................................  17,894,269     16,377,267      17,578,416    16,022,715
                                                           ----------     ----------      ----------    ----------
                                                           ----------     ----------      ----------    ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.




-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                        Page 2

                             TECHNOLOGY SOLUTIONS COMPANY
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)


                                                                           For the Nine Months Ended
                                                                              February 28 and 29,
                                                                     ---------------------------------
                                                                       1997                       1996
                                                                       ----                       ----
                                                                                 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income..................................................         $  9,864                 $  1,966
  Adjustments to reconcile net income to net
   cash from operating activities:
    Provisions for receivable valuation allowances and
     reserves for possible losses.............................            2,086                    1,081
    Gain on sales of marketable securities....................              --                       (18)
    Deferred income taxes.....................................           (8,241)                    (851)
    Depreciation and amortization.............................            3,036                    1,877
    Changes in assets and liabilities:
     Receivables..............................................          (17,783)                  (6,206)
     Purchases of trading securities related to deferred
      compensation program....................................           (3,588)                  (1,800)
     Other current assets.....................................           (1,696)                  (2,647)
     Accounts payable.........................................             (616)                    (423)
     Accrued compensation and related costs...................            1,550                    3,394
     Income taxes payable/refundable..........................           13,830                     (177)
     Accrued legal costs .....................................              (14)                    (566)
     Capitalized lease obligations............................           (1,065)                     738
     Other current liabilities................................             (724)                      (62)
     Deferred compensation funds from employees...............            3,588                    1,800
                                                                      ---------                ---------
      Net cash provided by (used in) operating activities.....              227                   (1,894)
                                                                     ----------                ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from available-for-sale securities..................             --                     1,075
  Proceeds from maturity of held-to-maturity investments.......          8,140                     4,015
  Capital expenditures.........................................         (2,140)                   (2,359)
  Net assets of acquired business and other intangibles........         (1,562)                       --
  Change in other assets.......................................            337                       116
                                                                     ----------                 ----------
      Net cash provided by investing activities................          4,775                     2,847
                                                                      ---------                 ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from employees stock purchase plan..................           1,192                      179
  Proceeds from exercise of stock options......................           5,517                    6,053
                                                                      ---------                ---------
      Net cash provided by financing activities................           6,709                    6,232
                                                                      ---------                ---------

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS..................................          (273)                      --
                                                                     ----------               ----------

INCREASE IN CASH AND CASH EQUIVALENTS...........................        11,438                     7,185

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD.....................................................         12,990                    7,595
                                                                       --------                ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD........................        $24,428                  $14,780
                                                                        -------                  -------
                                                                        -------                  -------
    The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                        Page 3

                             TECHNOLOGY SOLUTIONS COMPANY
                                   AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL INFORMATION
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

NOTE 1--BASIS OF PRESENTATION

       The consolidated financial statements include the accounts of Technology Solutions Company and its subsidiaries ("the Company"). The consolidated financial statements of income for the nine months and three months ended February 28, 1997 and February 29, 1996, the consolidated balance sheet as of February 28, 1997 and the consolidated statements of cash flows for the nine months ended February 28, 1997 and February 29, 1996 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of February 28, 1997 and for all periods presented. All adjustments made have been of a normal recurring nature.
Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996 filed with the Securities and Exchange Commission on August 22, 1996.
Certain previously reported amounts have been reclassified to conform with the current period presentation, specifically the restatement of earnings per common share and weighted average number of common and common shares outstanding to reflect the three for two stock split effected in July, 1996.

NOTE 2--THE COMPANY

The Company delivers business benefits through consulting and systems integration services that help clients transform customer relationships and improve operations. The Company's clients generally are located throughout the United States and in Europe, Latin America, and Canada.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION--The Company recognizes revenue on contracts as work is performed primarily based on hourly billing rates. Out-of-pocket expenses are presented net of amounts billed to clients in the accompanying consolidated statements of income. Substantially all of the Company's revenues are generated from contracts for consulting services. These contracts are performed in phases. Losses on contracts, if any, are reserved in full when determined. Revenue from licensing of software is recognized upon delivery of the product. The Company does not presently have any significant maintenance contracts for software licensed to clients. Revenue from hardware sales is recognized upon delivery.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                        Page 4

                             TECHNOLOGY SOLUTIONS COMPANY
                                   AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL INFORMATION --(CONTINUED)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS--The Company considers all highly liquid investments readily convertible into cash to be cash equivalents with original maturities of three months or less. These short-term investments are carried at cost plus accrued interest, which approximates market.


MARKETABLE SECURITIES--The Company's marketable securities primarily consist of preferred stocks. These preferred stocks, all of which are classified as available-for-sale, are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a net after-tax amount in a separate component of stockholders' equity until realized. The Company's investments related to the executive deferred compensation plan are classified as trading securities, with unrealized gains and losses included in net investment income. Realized gains or losses are determined by the specific identification method.

COMPUTERS, FURNITURE AND EQUIPMENT--Computers, furniture and equipment are stated at cost, less accumulated depreciation. Depreciation is generally provided over five years or less, using the straight-line method.

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

INCOME TAXES--The Company files its federal and state income tax returns on a calendar year basis. The current income tax provision represents the Company's federal, state and foreign income taxes for the fiscal year as though tax returns were filed on a fiscal year basis ending on May 31. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities in accordance with SFAS 109.

EARNINGS PER COMMON SHARE--Earnings per common share are computed by dividing net income per the modified treasury stock method by the weighted average number of common shares outstanding during each period presented, including common share equivalents arising from the assumed exercise of stock options.

NOTE 4--STOCKHOLDERS' EQUITY

During the first nine months of fiscal 1997, the Company issued 1,014,043 treasury shares as a result of the exercise of stock options and 50,658 shares as a result of purchases through the employee stock purchase plan. The Company had a balance of 1,949,344 shares of Treasury Stock carried at $10.2 million.

NOTE 5--STOCK OPTIONS

On September 26, 1996, the Company's stockholders approved the 1996 Stock Incentive Plan (the "1996 Plan"). All awards made after this date have been made under the

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                        Page 5

                             TECHNOLOGY SOLUTIONS COMPANY
                                   AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL INFORMATION --(CONTINUED)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


1996 Plan. Additionally, all shares available for award under the Technology Solutions Company 1992 Stock Incentive Plan and the Technology Solutions Company 1993 Outside Director Stock Option Plan immediately prior to the effectiveness of the 1996 Plan became available for award under the 1996 Plan on September 26, 1996.

For the nine months ended February 28, 1997, the Company authorized the grant to employees, pursuant to Technology Solutions Company 1992 Stock Incentive Plan and the 1996 Plan, of options to purchase 1,161,040 shares of the Company's common stock.

At February 28, 1997, options to purchase 4.7 million shares of common stock were outstanding and options to purchase an additional 2.0 million shares of common stock were available for grant under the 1996 Plan.

NOTE 6--IMPACT OF NEW
ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued SFAS No. 123, "Accounting for Stock-Based Compensation". The Company adopted this standard on June 1, 1996 and will make the required footnote disclosure only. Therefore, the adoption of this standard will not have an effect on the Company's financial position or results of operations.

NOTE 7--ACQUISITION OF GEISING
INTERNATIONAL

In February 1997, the Company acquired Geising International, a German-based business consulting firm focused on customer relationship management services. The results of Geising operations have been combined with those of the Company since the date of acquisition. The acquisition was accounted for using the purchase method of accounting. Accordingly, cost in excess of net assets of acquired business (goodwill) is being recorded and amortized over five years on
a straight-line basis.   The operations of Geising International are not
material to the Company's consolidated operations.

NOTE 8--SUBSEQUENT EVENT

On March 1, 1997, the Company combined with HRM Resources, Inc. through the exchange of 374,026 shares of common stock of the Company for all the issued and outstanding shares of HRM Resources. HRM Resources is a technology implementation firm based in New York that specializes in large-scale financial and human resources software packages. This transaction will be accounted for as a pooling of interest. The operations of HRM Resources are not material to the Company's consolidated operations.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                        Page 6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             TECHNOLOGY SOLUTIONS COMPANY
                                   AND SUBSIDIARIES


RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 1997 COMPARED WITH THREE MONTHS ENDED FEBRUARY 29, 1996

Consolidated net revenues for the third quarter ended February 28, 1997 were $42.3 million, compared with $25.5 million for the same period last fiscal year, an increase of 66.3%. The increase in revenues is attributable to the increase in billable hours which is a result of the growth in the overall information technology professional services market combined with the Company's increase in consulting staff and marketing efforts. Also contributing to the revenue increase is an increase in average hourly billing rates which is primarily due to the hiring of a greater percentage of more senior personnel. The increase in revenue includes a 58.9% increase in domestic billable hours, a 4.7% increase in the domestic billing rate and international revenues of $4.8 million.

Third quarter project personnel costs increased to $20.1 million in fiscal 1997 from $12.8 million in fiscal 1996, an increase of 57.0%. This increase is due to headcount increases and is in line with the higher revenues reported in fiscal 1997. Project personnel costs as a percentage of net revenue was 47.5% for the fiscal 1997 third quarter compared with project personnel costs as a percentage of net revenue of 50.4% for the same period last year. This decrease is primarily due to a more efficient utilization of professional staff.

Total Company headcount at February 28, 1997 was 989 compared to 579 at February 29, 1996, an increase of 410 people, or 71%. The total number of project managers at February 28, 1997 was 108 compared to 66 at February 29, 1996, an increase of 42 people, or 63.6%. The increase in headcount was necessary to support the large amount of new clients and projects the Company has contracted with in the last year. In addition, the Company has broadened its senior personnel to further support the Company's project management model, add new senior expertise, and get closer to the client's business needs.


TSC charges most of its project expenses directly to the client. Other project expenses consist of non-billable expenses directly incurred for client projects and business development efforts including recruiting fees, personnel training, travel and provisions for valuation allowances and reserves for potential losses on continuing projects. Other project expenses for the fiscal 1997 third quarter increased $3.1 million to $6.2 million, as compared to $3.1 million during the third quarter of fiscal 1996. This increase is primarily related to an increase in training and related costs of $0.3 million, an increase in the provision for valuation allowances of $0.8 million resulting from the growth of receivables in fiscal 1997 and an increase in non-billable travel costs of $0.9 million. The increase also includes $0.8 million related to foreign operations. The increase in non-billable travel expense is primarily due to travel associated with increased client proposal and business development activity.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                        Page 7

                             TECHNOLOGY SOLUTIONS COMPANY
                                   AND SUBSIDIARIES

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Management and administrative support costs increased to $8.1 million in the third quarter of fiscal 1997 from $5.8 million in fiscal 1996. This increase of $2.3 million is primarily due to the international expansion of $0.9 million; growth in the domestic regional practice area management, travel and hiring costs of $0.6 million; and increased domestic administrative support of $0.8 million. During the third quarter of fiscal 1996, $0.9 million was accrued for the employee retention program. This program expired in March 1996 and, therefore, no accrual was made in fiscal 1997.

Third quarter fiscal 1996 results include a pre-tax charge to earnings of $0.9 million in connection with the settlement of litigation between the Company and certain of its founders.

Incentive compensation of $1.9 million was accrued during the third quarter of fiscal 1997 while $1.8 million was accrued during the third quarter of fiscal 1996. The Company expects to continue to accrue incentive compensation throughout the fiscal year in order to retain our high quality work force.

The effective tax rate for the fiscal 1997 third quarter was 39.0% compared to 27.1% for the same period last year. The increase in the effective rate is due to reduced nontaxable investment income in fiscal 1997.

Common and common equivalent shares increased primarily due to the exercise of stock options during the period from the third quarter of fiscal 1996 to the third quarter of fiscal 1997.

NINE MONTHS ENDED FEBRUARY 28, 1997 COMPARED WITH NINE MONTHS ENDED FEBRUARY 29, 1996

CONSOLIDATED NET REVENUES FOR THE NINE MONTHS ENDED FEBRUARY 28, 1997 WERE $114.0 million, compared with $69.5 million for the same period last fiscal year, an increase of 64.1%. The principal source of the increase was a 43.0% increase in domestic billable hours which is a result of the growth in the overall information technology professional services market, combined with the Company's increase in consulting staff and marketing efforts. Average hourly billing rates increased 5.0% domestically from last fiscal year. Additionally, fiscal 1997 contained $13.2 million in international revenues compared to $1.7 million in 1996.

Project personnel costs for the first nine months of fiscal 1997 increased to $54.0 million in fiscal 1997 from $33.5 million in fiscal 1996, an increase of 61.2%. This increase is due to headcount increases and is in line with the higher revenues reported in fiscal 1997. Project personnel costs as a percentage of net revenue was 47.3% for fiscal 1997 compared with project personnel costs as a percentage of net revenue of 48.2% for the same period last year. This decrease is primarily the result of a more efficient utilization of professional staff.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                        Page 8

                             TECHNOLOGY SOLUTIONS COMPANY
                                   AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Other project expenses for the first nine months of fiscal 1997 were $16.2 million as compared to $9.3 million for the first nine months of fiscal 1996, an increase of 75.2%. This increase is primarily related to an increase in hiring, training and related costs of $1.5 million and an increase in non-billable travel costs of $2.8 million in the first nine months of fiscal 1997 as compared to the comparable period in 1996.

Management and administrative support costs increased to $21.7 million in the first nine months of fiscal 1997 from $17.0 million for the same period last year, an increase of 27.5%. This increase of $4.7 million is principally due to the international expenses of $3.6 million; growth in the domestic regional practice area management, and travel and hiring costs of $1.1 million, slightly offset by various other operating costs. During the first nine months of fiscal 1996, $2.9 million was accrued for the employee retention program. This program expired in March 1996 and, therefore, no accrual was made in fiscal 1997.

During the nine months ended February 29, 1996, the Company settled certain shareholder litigation resulting in a pre-tax charge to earnings of $2.4 million. Also settled during fiscal 1996 was litigation between the Company and certain of its founders resulting in a pre-tax charge to earnings of $0.9 million.

Incentive compensation of $7.0 million was accrued for the first nine months of fiscal 1997 as compared to $4.8 million in fiscal 1996. The Company expects to continue to accrue incentive compensation throughout fiscal 1997.

The effective tax rate for the first nine months of fiscal 1997 was 40.5% compared to 25.6% for the same period last year. The increase in the effective rate is due to reduced nontaxable investment income in fiscal 1997.

The increase in common and common equivalent shares is primarily due to the exercise of options.

DISCUSSION OF CASH FLOWS

Net cash provided by operating activities was $0.2 million compared with net cash used of $1.9 million for the nine months ended February 28, 1997 and February 29, 1996, respectively. The change is due mainly to the increase in net income offset by the increase in receivables of $17.8 million. The receivables increase is a result of the significant revenue growth of the Company compared with the prior year, as well as the lengthening of the collection periods. Cash flows provided by investing activities were $4.8 million in fiscal 1997 compared with $2.8 million in fiscal 1996. The increase is primarily due to the maturity of held-to-maturity investments in fiscal 1997. Proceeds of $8.1 million were received by the Company for these investments. Capital expenditures did not change significantly between years. Cash flows from financing activities were $6.7 million in fiscal 1997 compared to $6.2 million the same period last year. The increase is due to the increased participation and activity in the employee stock purchase

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                        Page 9

                             TECHNOLOGY SOLUTIONS COMPANY
                                   AND SUBSIDIARIES

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


plan slightly offset by decreases of proceeds from the exercise of stock options.

The Company has a $5.0 million unsecured revolving credit facility with Bank of America Illinois. The agreement expires September 5, 1997. The terms of the agreement are not materially different from the previous agreement. There were no outstanding balances on the credit facility as of February 28, 1997.

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS NEWS RELEASE, REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN, INVOLVE RISKS AND UNCERTAINTIES INCLUDING THE SUCCESSFUL COMPLETION OF CLIENT PROJECTS AND THE DEVELOPMENT OF NEW CONSULTING SERVICES AND GEOGRAPHIC MARKETS, THE SUCCESSFUL INTEGRATION OF THE OPERATIONS OF RECENTLY ACQUIRED BUSINESSES AND BUSINESS COMBINATIONS, AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S SEC REPORTS, INCLUDING THE REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 1996, AND THE ANNUAL REPORT TO SHAREHOLDERS. ACTUAL RESULTS MAY VARY MATERIALLY.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                       Page 10

                             TECHNOLOGY SOLUTIONS COMPANY
                                   AND SUBSIDIARIES


                             PART II.  OTHER INFORMATION
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K
    (a)  Exhibits
         Exhibit 11 -- Computation of earnings per share
    (b)  Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter ended February 28, 1997.


    All other items in Part II are either not applicable to the Company during the quarter ended February 28, 1997, the answer is negative, or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TSC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TECHNOLOGY SOLUTIONS COMPANY





Date:  April 11, 1997             By:       /s/ Martin T. Johnson
      -------------------              -------------------------------
                                            Martin T. Johnson

                                  Senior Vice President and Chief Financial
                                  Officer

                             TECHNOLOGY SOLUTIONS COMPANY
                                   AND SUBSIDIARIES




                                   EXHIBIT INDEX





Exhibit                                               Paper (P) or
Number             Description                        Electronic (E)
------             -------------------------          --------------

  11               Calculation of Earnings per Share       (P)

  27               Financial Data Schedule                 (E)



-------------------------------------------------------------------------------
-------------------------------------------------------------------------------