Form 10-K
period 1997-05-31
TECHNOLOGY SOLUTIONS COMPANY
filed 1997-08-25
CIK 877645

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                    FORM 10-K
                                ----------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 1997
                        Commission file number 0 - 19433

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

                     Common Stock, $.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file each reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes /X/     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     / /

The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant (based upon the per share closing price of $25.00 on August 11, 1997, and, for the purpose of this calculation only, the assumption that all registrant's directors and executive officers are affiliates) was approximately $621 million.

The number of shares outstanding of the registrant's Common Stock, par value per share $.01, as of August 11, 1997, was 25,475,532.

Documents Incorporated by Reference:

Information required by Part III (Items 10, 11, 12 and 13) of this document is incorporated by reference to certain portions of registrant's definitive Proxy Statement distributed in connection with its 1997 annual meeting of stockholders.

                          TECHNOLOGY SOLUTIONS COMPANY


                                     PART I.
===============================================================================

ITEM 1.  BUSINESS

GENERAL

Technology Solutions Company ("TSC" or the "Company") provides information technology (IT) and strategic business and management consulting services to major corporations and financial institutions. These services help manufacturing, technology, health care, telecommunications, financial services, and other service industry clients transform their businesses, their internal business processes and their relationships with customers, suppliers, distributors and employees. The IT services provided by TSC help these clients achieve clearly defined business benefits. As used herein the terms "TSC" or the "Company," unless the context otherwise clearly requires, refer to Technology Solutions Company and its subsidiaries.

TSC services span a wide range of IT services and strategic business and management consulting services. TSC's IT services address a broad spectrum of IT consulting from IT strategy through systems integration, including the identification of areas of a client's business that can benefit from computer technology, feasibility studies, business case justification, business process redesign and reengineering, benchmarking and best practices, project management, architecture, logical and physical systems design, hardware and software selection, programming, implementation, change management, education, training, and benefits realization. The Company's strategic business and management consulting services offered include business strategic planning, market research and analysis, new venture growth services, product and distribution channel planning and organizational restructuring services.

Since its inception in May 1988, TSC has performed project work for approximately 440 corporations, including Aetna, Avantel, The Chicago Board Options Exchange, Cigna, Cisco Systems, ConAgra, Georgia-Pacific, The Equitable, First Union Corporation, Goldman, Sachs & Co., Pfizer Pharmaceuticals, The Prudential, Pepsi, Square D Corporation, Swiss Bank Corporation and Whirlpool Corporation.

TSC is a corporation formed under the laws of the state of Delaware. Its principal executive offices are located in Chicago, Illinois. In addition to its Chicago office, the Company maintains domestic offices in Schaumburg, Illinois; Atlanta, Georgia; New Canaan, Connecticut; Dallas, Texas; New York, New York; Philadelphia, Pennsylvania; and San Francisco and Santa Cruz, California. International offices are located in Mexico City, Mexico; Bogota, Colombia; London, England; Cologne, Germany; Paris, France; and Toronto, Canada.


===============================================================================
                                     Page 1

TSC'S BUSINESS

TSC offers a wide range of IT consulting services and strategic business and management consulting services. TSC's IT consulting services are offered in key application areas within targeted market areas. This specialization enables the Company to offer superior application and industry expertise in attractive growth areas such as customer relationship solutions, call center and customer service reengineering, telecommunications, electronic commerce, sales process optimization, risk management, supply chain reengineering, packaged software implementation, networked computing and other areas. Projects in these areas are typically undertaken to improve a client's profitability and typically have attractive internal rates of return. TSC concentrates on large corporate projects, because it believes that such projects offer maximum profit potential and represent one of the fastest growing areas of the systems consulting and integration market. TSC has implemented major new systems within manufacturing, distribution, retail, transportation, telecommunications, banking, insurance, health care and financial services firms.

Further contributing to the significant benefits that can be realized from these new systems is the redesign and restructuring of the business processes of the organization. Many of TSC's IT consulting project work includes consulting in business process redesign and reengineering. Projects are comprised of a number of phases, the total of which may span a time period of nine months to several years. Major project work may result in significant additional engagements with the same organization.

The Company's strategic business and management consulting services offered include business strategic planning, market research and analysis, new venture growth services, product and distribution channel planning and organizational restructuring services. TSC has significant experience with strategic business initiatives within computer, telecommunications, software and services firms.

Important factors in TSC's project work are project management and industry-specific and application knowledge. TSC dedicates an experienced, senior level project manager (usually a vice president) to manage the typical large project. These individuals have many years of experience managing a variety of systems projects. TSC's professional staff have specialized application skills and industry knowledge which enhances TSC's ability to understand the business objectives of the client and contributes to the efficient completion of the project. This knowledge is important not only to the successful development of the computer system but also to the redesign and the restructuring of the business process utilizing the affected systems.

A key component in TSC's success is its project management model, which leverages the expertise of TSC's staff in partnership with the client to build the technology solution. In a typical TSC project, a TSC vice president averaging 20 years of experience serves as project manager. This individual works with TSC's experienced consultants averaging 12 years of experience to create the foundation project team, which is then completed by pairing with the client's staff.

TSC's business is focused on several broad areas of the IT marketplace. These areas include the area of customer relationship solutions, telecommunications, risk management, packaged software implementation (in particular, the ERP packages), and networked computing, to name a few.


===============================================================================
                                     Page 2

TSC's work in the customer relationship solutions area includes customer relationship call center solutions as well as solutions encompassing electronic commerce, supply chain, and sales process optimization. The systems implemented by TSC often involve the integration of third-party applications software packages and often include the development of custom training. TSC's work at a client often encompasses work performed by one or more of TSC's technical/vertical market areas of expertise (called "practice areas"). The collaboration between TSC's practice areas is an important way in which TSC leverages the expertise of its sophisticated technical resources to solve client problems.

In many of the practice areas, TSC has developed methodologies, tools and other intellectual property which are used by TSC consultants in their integration and implementation projects. The use of these methodologies, tools, etc. help improve the quality of the work performed by TSC as well as lower the cost of the implementation and reduce the time required to perform the work.

TSC's business is focused on the commercial market. TSC does not presently participate in the state, local, and federal government segment of the domestic systems integration market. The domestic governmental segment historically has been subject to more intense price competition due to the focus on lowest price in the bidding process and limitations on profit margins in certain procurements. Additionally, the domestic government segment of the market is characterized by slow and many times erratic payment policies.

PRACTICE AREAS

TSC is organized into specific areas of technical and vertical market expertise called practice areas. TSC believes that a structure based on focused practice areas addresses its clients need for very specialized industry and systems knowledge and allows its employees the flexibility and opportunity to grow and develop. Each practice area develops its own specific methodologies, tools, project management plans, best practice and benchmark information, templates, etc. This information is maintained, along with proposals, project plans and other information, in knowledge databases that can be accessed by practice area personnel working on projects in all parts of the world.

The Company's principal areas of technical and vertical market expertise, which serve TSC customers in the U.S. and international markets include: Advanced Networked Computing, Business and IT Strategy, Call Center, Change and Learning Technologies, Enterprise Applications, Financial Services, and Telecommunications. Additionally, the Company has recently established several smaller technical focus areas including OrTech Solutions Company and The Bentley Group.

TSC believes that within each of its practice areas, it competes primarily on the basis of the experience and expertise of its senior project managers, its proven track record in applying new technologies and innovative business solutions, its use of methodologies and implementation tools and the creativity of its proposals and delivered work product. Price has not typically been the primary factor in these major systems projects. More price-sensitive projects have generally tended to be performed by low-cost providers, such as contract programmers.


===============================================================================
                                     Page 3

ADVANCED NETWORKED COMPUTING

The IT and computing marketplace is characterized today by multiple competing architectures and vendors along with rapidly evolving technologies. At the individual company level, these firms must leverage their legacy information, applications and hardware platforms as well as their IT organizations. Additionally, the marketplace is moving toward a model of "assembled solutions" whereby software and hardware from a variety of vendors are integrated into a well-functioning system.

Computing architectures and the related communications infrastructure (the "network") architecture are being simplified from an architectural standpoint as the network architecture moves to having no tiers. All of the PC's, servers, legacy applications, customer/supplier connections, etc. in these firm's computing network are connected through a private network that may encompass a variety of LAN, WAN, Intranet, Extranet, and other communications infrastructure. While the network architecture gets simplified, the computing architecture becomes more complex. Security, database replication and other issues that were not significant when the systems ran on a dedicated network and a centralized mainframe computer now become very important.

As clients implement client/server computing systems and continue to utilize their existing legacy systems for other business functions, the issues of an integrated network and computing architecture become significant. The use of the Internet/Intranet as a data communications vehicle presents issues for clients from both the network and computing architecture standpoint. Similarly, the advent of thin-client network computing systems creates network and computing architecture issues.

The Advanced Networked Computing (ANC) practice area deploys computing architectures which are the successor of client/server. ANC solutions maximize return-on-investment on a business application by business application basis by optimizing the price/performance tradeoffs usually associated with critical computing resources (processor, memory, and network). Additionally, ANC protects the client's investment in the legacy application portfolio by introducing new functional capabilities through renovation techniques. By using a renovation philosophy (re-use before you buy, buy before you build), TSC is able to provide ANC solutions faster, more cost effectively, and with minimal risk.

ANC capitalizes on emerging technologies such as the Internet, data warehousing, knowledge databases, mobile solutions, and distributed objects. This new computing era is neither client-centric, server-centric, nor network-centric. Instead, it strikes the appropriate balance between client, server, and network in order to meet business requirements, end-user service level expectations (response-time, throughput, and availability), corporate service, security and quality objectives. It deploys business application solutions which may combine multiple execution architecture types, including web-enabled function, multi-tier client/server and batch.

The cumulative effect of combining state-of-market architectures such as batch, on-line transaction processing (OLTP), client/server and data warehousing with emerging architectures such as web-based function, distributed objects and multi-media, results in business solutions which permit a company's employees, as well as their customers and suppliers, to access


===============================================================================
                                     Page 4
information and execute business functions anywhere, anytime. The benefits to the client include lowered costs, improvements in service and quality, and compressed time-to-market for new products and services.

BUSINESS AND IT STRATEGY

TSC's focus in the area of Business and IT Strategy is centered in two practice areas. TSC provides strategic consulting services, including business strategic planning, market research and analysis, new venture growth services, product distribution channel planning, and organizational restructuring services through its TSC Strategy Group. These strategic business and management consulting services are provided to companies within the computer, telecommunications, software, and services industries. TSC's strategic consulting staff has extensive experience in providing these consulting services to firms such as IBM, AT&T, GTE, Motorola, Digital Equipment and many of the regional Bell operating companies.

TSC also provides strategy services in the area of IT Strategy and Transformation. These services encompass three areas: IT assessment, IT strategy and IT transformation. IT assessment provides clients with an objective, independent evaluation of their current IT capabilities based on a balanced scorecard approach. IT strategy defines a vision for applications, technology and IT capabilities that is aligned with the client's business strategy to maximize the return on their IT investments. A detailed plan and business case for implementing the IT vision are developed. IT transformation services help our clients transform their IT capabilities to the Networked Computing era through IT process improvement, Networked Computing infrastructure engineering, organizational development, and outsourcing consulting.

CALL CENTER

TSC's Call Center practice area is a recognized leader in the implementation of customer relationship call center projects for consumer products, health care, telecommunications, high technology, and financial services companies. Companies utilizing TSC's services in the Call Center practice area do so because they have come to believe, as does TSC, that superior customer service can be a competitive differentiation and an important factor in retaining customers. Companies who believe this also realize that attracting new customers is a very costly exercise and that it is usually more cost-effective to retain existing customers.

An important element in the current success and growth of this practice area is TSC's ability to impart to its clients a vision of the future that will utilize sophisticated voice and data technologies integrated into a seamless environment at the call center customer service agent's workstation.

Projects in the Call Center practice area typically include the evaluation of current call center operations, benchmarking and best practices analysis, system design and architecture, and implementation involving a variety of hardware, software and technologies, including the integration of voice and data technology, artificial intelligence, imaging, client/server, and desktop tools. The Call Center practice area targets firms with inbound/outbound call centers or telemarketing centers which provide such functions as sales, service, technical support, and customer inquiry. TSC's Call Center practice area currently performs work in the U.S., Canada and Europe.


===============================================================================
                                     Page 5

CHANGE AND LEARNING TECHNOLOGIES

The Change and Learning Technologies practice area is focused on assisting organizations in managing the human side of implementing strategic change in a corporate environment. The Change and Learning Technologies practice area provides change management services, customized educational programs, and multi-media resources that help organizations achieve the greatest benefits from their strategic investments. Many of these projects are performed as part of major system changes that have been undertaken at the client.

The success or failure of implementing major changes in an organization depends upon the most essential element in every organization - the people. TSC provides its clients with a single source for managing the "people" side of change. TSC consultants and training specialists deliver change management, education and training, and multimedia services specifically tailored to each client environment. In all areas, TSC customizes the deliverables to the project, the business and the culture of the client.

In the area of change management, the services provided by TSC include:
Strategic Visioning; leadership of the change process (Change Leadership); development and training of the teams (Team Building); development and deployment of a communications plan to ensure consistent and clear messages about the project (Communications); and development of objectives by employees that can be measured and attained (Team Covenant Training).

TSC's services in the education and training area include: the analysis of the audience to be trained (Assessment); the development of executive education programs, including the linkage of performance measures to project goals (Executive Education and Flowdown); development of customized education courses (General Education); development of specific educational courses that highlight the business processes being implemented and explain their benefits (Business Process Education); development of customized skills training programs (Skills Training); and development of new policies and procedures and the incorporation of these into training programs (Policies and Procedures Development).

TSC offers its clients a variety of multimedia services focused on training and communication. These services delivered through the Company's Creative Delivery Systems division include multimedia training systems that utilize 2D and 3D graphics, custom video and audio, and all levels of animation. Creative Delivery Systems also designs communication and training tools with delivery via various mediums such as video, diskette, CD-ROM, the Internet or the client's Intranet. The Company's multimedia application work extends to the development of Internet and Intranet applications.

ENTERPRISE APPLICATIONS

The Enterprise Applications practice area undertakes projects which require knowledge of many different third-party application software packages and may involve the implementation of customized software to interface the new application software with existing customer systems. Technologies common in this practice area include client/server and cooperative processing architectures, relational database technology, network integration, and telecommunications.



===============================================================================
                                     Page 6

The client focus within the Enterprise Applications practice area includes semiconductor, consumer packaged goods, electronics and other manufacturers; engineering; health care; financial services; distribution and logistics; aerospace and defense; and other firms where the installation of an application software package developed by a third-party vendor is being undertaken. Operational areas that the Enterprise Applications practice area focus on include manufacturing planning and operations, logistics, transportation, supply chain integration, inventory management, human resources, accounting, and financial analysis and reporting.

The Enterprise Applications practice area is involved in systems integration and package implementation projects involving the human resources, financial and manufacturing systems supplied by PeopleSoft, Inc.; the integrated client/server product family R/3 supplied by SAP AG and its U.S. subsidiary SAP America, Inc.; the Baan IV integrated client/server product supplied by Baan Company N.V. and its U.S. subsidiary Baan U.S.A., Inc.; the Oracle Applications suite of client/server products developed by Oracle Corporation; and the FinancialStream client/server financial packages supplied by Geac Computer Systems Inc. Additionally, the Enterprise Applications practice area provides services related to the evaluation of a client's current systems and business issues and may perform analysis of software alternatives for clients.

FINANCIAL SERVICES

The Financial Services practice area is focused on defining and implementing systems for financial institutions in the areas of investment management and risk management. Investment management systems are used by portfolio managers, traders, and client relationship personnel to improve asset returns and customer service. Risk management systems are used in banking and corporate treasury functions for asset/liability management and to measure and hedge interest rate, currency and commodity income and value risk. In addition, the Financial Services practice area has experience in implementing real-time global trading and back office applications as well as executive information systems in support thereof. TSC clients within the Financial Services practice area include firms in the capital markets, investment management services, insurance, and retail and commercial banking industries.

These financial services firms must be able to collect, process, and coordinate vast amounts of information to survive and prosper in an increasingly competitive environment. The globalization and heightened volatility of financial markets, combined with the introduction of increasingly complex products and transactions, have intensified the need for real-time, global, 24-hour integrated systems that can coordinate information needs throughout the organization. In addition, regulatory requirements have greatly expanded the types of information required to be reported to government agencies.

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



===============================================================================
                                     Page 7

TELECOMMUNICATIONS

In today's telecommunications marketplace, with the movement toward deregulated local service markets, the incumbent local exchange carriers are being forced to address business strategy, service, pricing and billing issues that they have not had to deal with in the past. Additionally, the new local exchange carriers entering the market are in need of the full range of business strategy and business systems to support their new local service business. TSC's Telecommunications practice area is focused upon assisting both the current incumbent local exchange carriers as well as the new local exchange carriers by providing strategy and implementation services to support this new deregulated environment. The services offered by TSC cover four main areas: Business Strategy/Business Management, Provider-to-Provider (Wholesale), Provider-to-Customer (Retail), and Business Systems and Network Operations.

TSC's service offering includes consulting and implementation services focused on business and service management processes. The business and service management processes focus on customer care (creating customer satisfaction), service development (compressing time-to-market), and operations (improving service levels). TSC's services are designed to help clients reduce the time required to introduce new communications products, pricing and coverage; reduce operating costs; and improve the quality of service to both their customers and their trading partners.

TSC's consulting services consist of business strategy development, requirement definition, implementation planning, and economic justification. TSC's implementation services consist of program/project management, systems building and testing for the transaction systems supporting Provider-to-Provider (Wholesale), Provider-to-Customer (Retail) and Business Systems and Network Operations. These systems include pre-sale, support, ordering, activation, billing and settlement systems.

TSC brings to each of these areas its strong competencies in project and program management; management consulting; business and systems requirements analysis; gap analysis; IT and operations architecture; distributed network and systems management and extensive experience in a variety of technology areas. TSC's technology expertise includes the areas of: legacy renovation and OSS overhaul; data warehousing; object technology; convergent billing platforms; rules-based server and inference engine technology; telecommunications; and extensive experience in the areas of EDI, electronic commerce, electronic bonding interface, transport and messaging platforms.

ORTECH SOLUTIONS

During fiscal 1997, TSC established OrTech Solutions Company ("OrTech"). OrTech is a commissioned sales representation firm that represents Oracle Corporation ("Oracle") in the sales of the Oracle Applications suite of products to middle market firms. Oracle, under this program, has granted OrTech exclusive territories which include the states of Texas, Oklahoma, Louisiana, Arkansas, Wisconsin, Illinois and Indiana. All obligations related to the Oracle Applications suite of products is retained by Oracle.


===============================================================================
                                     Page 8

THE BENTLEY GROUP

In June 1997, TSC acquired the common stock of The Bentley Company, Inc. (which has been renamed The Bentley Group), a Boston-area based firm specializing in business and operations consulting in the area of customer service and field service and support. Additionally, The Bentley Group has a business focus in software package implementation for help desks and service and sales force automation. The Bentley Group offers a wide range of consulting services for the internal and external support organizations of Fortune 500 companies. These services include sales and service business planning; help desk and customer service assessment, design and implementation; and package implementation services.

SERVICES

TSC provides IT services and strategic business and management consulting services to its clients. TSC's IT services address a broad spectrum of IT consulting from IT strategy through systems integration, including the identification of areas of a client's business that can benefit from computer technology, feasibility studies, business case justification, business process redesign and reengineering, benchmarking and best practices, project management, architecture, logical and physical systems design, hardware and software selection, programming, implementation, change management, education, training, and benefits realization. As a systems integrator, TSC assumes overall project management responsibility, is the primary point of contact for the client, and is able to deliver a comprehensive package of services and products. In addition, TSC occasionally utilizes certain customized software packages that may be sold separately or provided as part of a larger systems solution. The Company's strategic business and management consulting services offered include business strategic planning, market research and analysis, new venture growth services, product and distribution channel planning and organizational restructuring services.

TSC generally bills for project work on a time-and-materials basis. The size of the team of TSC's professional staff assigned to a particular project varies depending on the size of the project and the stage of implementation. TSC's professional staff assigned to a project is billed out at various rates, depending on the level of expertise of each individual.

The value of TSC's comprehensive package of services and resources is particularly evident in the context of major systems projects. Successful implementation of a major systems project requires a wide range of technical skills, such as general management consulting and business process reengineering, logical and physical design, implementation and training support, and technical expertise in equipment, databases, programming, productivity tools, methodologies, communications, and system design and maintenance. TSC can provide these technical skills and, in addition, contribute significant additional value to the project by offering expertise in the following areas:

BUSINESS CASES -- TSC believes that one way in which it differentiates itself in the business and technology consulting market is through its business case justification process. The business case justification spells out the business benefits that will result from the systems investment, along with the various financial measurements of the benefits. Based on the time allowed to perform this analysis, access to client personnel, financial information and many other factors, the business case may range from very simple to very detailed and sophisticated.


===============================================================================
                                     Page 9

The business case analyzes the client's current business objectives, operational structure, and systems architecture, evaluating which areas will bring the greatest return on the client's investment. During the process, TSC will provide the client with information about relevant technological options and recommendations on how the client can best employ the technology to meet its objectives.

The business case can be used to relate the system functionality and associated costs to specific and measurable benefits. TSC analyzes the impact of the proposed new technology in financial terms, such as internal rate of return, payback, net present value, cash flow, and financial income statement impact, adapting to the internal accounting procedures of the client so the resulting business case is in a format that the client can easily understand. Three scenarios are typically included in TSC's business cases: conservative; most likely; and best case.

The key elements of a complete TSC business case include: an executive summary, project and system descriptions, a financial summary, alternative approaches considered, quantifiable and non-quantifiable benefits, recurring and nonrecurring costs, timing of the benefit or cost, and post-implementation audit guidelines.

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

REUSABLE TOOLS AND METHODOLOGIES -- TSC has developed a number of methodologies, templates, and tools which are used in various areas of the strategic planning, market analysis, business case, systems integration, project management, and software package integration/implementation aspects of TSC's project work. These methodologies, templates and tools decrease the time required to implement a system or develop an analysis, as well as increase reliability and reduce client risk associated with a particular project phase.

CHANGE MANAGEMENT AND TRAINING -- TSC embeds a change management component in its delivery of solutions, recognizing that the ability and speed of the people in a client organization



===============================================================================
                                  Page 10
to adapt to new systems is a critical success factor. Whether it is a package implementation or a large complex systems integration project, employees at all levels of the client are affected. The failure of the users to properly utilize the system can mean the difference in the client obtaining the benefits originally specified for the project. TSC's change management programs are designed to ensure the project's successful implementation by reducing resistance, along with expanding the client's understanding and commitment to the change necessitated by the project.

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

TSC offers its clients a variety of training options in its project work. TSC's training programs can range from basic "train the trainer" programs for a new client system to sophisticated multi-media computer-based training programs that can be used for training the users of the system as well as detailed process and system education.

INTERNATIONAL

TSC's international operations are focused in Latin America, Europe and Canada. In each of these areas, the Company has selected one of its practice areas to be the initial focus on which to develop its sales, project management, recruiting and infrastructure for the particular country or region. A discussion of revenues, operating income, and identifiable assets contributed by these foreign subsidiaries is provided in Note 14 of the consolidated financial statements.

TSC's first international operation was in Latin America. The Company's focus in Latin America is with the Enterprise Applications practice area, with an initial focus on the integration and implementation of the SAP R/3 product. TSC began operations in Mexico in fiscal 1996. In fiscal 1997, the Company expanded its operations into Colombia. In addition to offering SAP R/3 integration and implementation services, the Company is now offering PeopleSoft integration and implementation services as well as training services to its customers in Latin America.

TSC's European expansion is focused on the Call Center practice area and its work in enterprise customer management systems. TSC began its operations in Europe in the latter part of fiscal 1996 and acquired the London-based call center consulting firm Aspen Consultancy, Ltd., in May 1996. Since that time, TSC has added offices in Cologne, Germany and Paris, France. During fiscal 1997, TSC acquired a small Cologne-based call center consulting firm, Geising International. TSC's project work has been focused primarily on the banking, insurance, and telecommunications industries.

The Call Center practice area was also the focus of TSC's expansion into the Canadian market. During fiscal 1997, TSC opened a Toronto office and began project work in the enterprise customer management area. Project work has focused primarily on the banking and financial services markets.


===============================================================================
                                  Page 11

As the Company has developed its sales, project management, consulting staff and infrastructure organizations in each of these markets, other TSC practice areas have targeted these international markets for penetration.

CLIENTS

TSC's five largest clients in fiscal 1997 accounted for 8 percent, 7 percent, 5 percent, 4 percent, and 3 percent of total revenues, respectively; in fiscal 1996, the five largest clients accounted for 21 percent, 6 percent, 6 percent, 6 percent, and 5 percent of total revenues, respectively; and in fiscal 1995, they accounted for 24 percent, 18 percent, 6 percent, 5 percent, and 4 percent of total revenues, respectively. No clients accounted for 10 percent or more of revenues in fiscal 1997. In fiscal 1996, Georgia-Pacific accounted for 10 percent or more of revenues, and in fiscal 1995, Georgia-Pacific and ConAgra each accounted for 10 percent or more of revenues.

In fiscal 1997, fiscal 1996, and fiscal 1995, respectively, 78 percent, 75 percent and 80 percent of TSC's total revenues resulted from clients for which work had been performed in the prior fiscal year. Although it is not unusual for a client to contribute significant revenues over several years, no assurance can be given that a client that contributes significant revenue in one year will contribute significant revenue in following years.

TSC views existing clients as a valuable source of additional work once a project has commenced. Such additional work frequently takes the form of an expansion of the original project or an additional project related in some way to the original project. In most cases, however, TSC does not expect to continue work for its clients on a long-term basis because TSC works as a team with the client to ensure that the maintenance of the system can be done in-house.

PERSONNEL

As of May 31, 1997, TSC had a total staff (including U.S. practice areas, Latin America, Europe, Canada, and Infrastructure) of 1,102. The following table summarizes, as of May 31, 1997, the experience levels of TSC's professional staff (other than those in Infrastructure). Included among TSC's vice presidents are its senior project managers.

                                              AVERAGE RELEVANT EXPERIENCE
                                                        (YEARS)
                                           ---------------------------------
                                % OF
           LEVEL               TOTAL       CONSULTING      INDUSTRY    TOTAL
           -----              ------       ----------      --------    -----
   Vice Presidents               12%              10          10         20
   Senior Principals             18%               8          10         18
   Principals                    26%               5          10         15
   Senior Consultants            21%               4           8         12
   Consultants                   14%               2           4          6
   Associate Consultants          9%               1           2          3


In order to accommodate typical project development lead times, TSC has found that, from time to time, it must recruit and hire additional senior project managers on the basis of anticipated demand for their services. There can be no assurance that demand for TSC's services will materialize as anticipated.


===============================================================================
                                   Page 12

Professional turnover continued at a manageable level in fiscal 1997. The average professional turnover rate was 23 percent of which 26 percent was a result of involuntary terminations.

INFRASTRUCTURE

As of May 31, 1997, TSC had a staff of 140 individuals who comprised the Infrastructure support group. The objective of Infrastructure is to facilitate local decision-making and support the autonomy of the practice areas and project managers, while maintaining the internal structure necessary to support TSC's goals. The functional areas within Infrastructure include: senior corporate management; accounting; financial reporting; finance; legal; treasury; human resources; employee benefits; marketing; public and investor relations; office operations; recruiting support; manpower coordination; training; internal communications; internal technology applications; planning; quality assurance; insurance; and acquisitions. During fiscal 1997, TSC significantly increased the number of infrastructure personnel in order to support the growth of the business and the expansion of the number of offices.

INTELLECTUAL PROPERTY RIGHTS

Software developed by TSC in connection with specific client engagements is usually the property of the client. In certain of such situations, TSC has obtained, and in the future may attempt to obtain a license from its client to permit TSC to market the software for the joint benefit of the client and TSC. There can be no assurance, however, that TSC will be able to negotiate software licenses upon terms acceptable to TSC.

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

Although TSC believes that its services and products do not infringe on the intellectual property right of others, there can be no assurance that such a claim will not be asserted against TSC in the future.

COMPETITION

The IT and systems consulting business and the strategic and management consulting business are highly competitive areas and include participants from a variety of market segments. The IT and systems consulting business participants include systems consulting and implementation firms, contract programming companies, application software firms, the service groups of computer equipment companies, facilities management companies, "Big Six" accounting firms, and general management consulting firms. Thousands of firms fall into one of these categories. Among the more recognizable participants in the IT and systems consulting business are American Management Systems, Inc.; Andersen Consulting, an affiliate of Arthur Andersen & Co.;


===============================================================================
                                  Page 13

Booz, Allen & Hamilton Inc.; Cambridge Technology Partners, Inc.; Computer Sciences Corporation; Coopers & Lybrand LLP; Deloitte & Touche LLP; Electronic Data Systems Corporation; Ernst & Young LLP; IBM; KPMG Peat Marwick LLP; and Price Waterhouse LLP. Recognizable participants in the strategic business and management consulting business include firms such as Andersen Consulting; Booz, Allen & Hamilton Inc.; McKinsey & Co.; and CSC Index, an affiliate of Computer Sciences Corporation, among others.

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

Participants in the systems consulting and implementation business also face potential competition from in-house systems staff. In-house systems staff are often considered to be a lower cost alternative to outside systems firms. In addition, the use of in-house staff permits the client to build skills for maintaining and enhancing the system, as well as skills to implement future systems. On the other hand, use of an in-house staff for a major systems project often requires hiring a significant number of additional people with no assurances that such new hires can perform as needed. Furthermore, the increased staff must often be re-deployed at the end of the project. Finally, clients often have difficulty attracting highly skilled individuals because of salary constraints.

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






===============================================================================
                                  Page 14

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

William H. Waltrip, age 59, has been a Director of the Company since December 1992 and Chairman of the Board since June 1993. Mr. Waltrip also served as Chief Executive Officer from June 1993 to June 1995. Since January 1996, Mr. Waltrip has served as the Chairman of the Board of Directors and, during 1996, served as Chief Executive Officer of Bausch & Lomb, Inc. From 1991 to 1993, he was Vice Chairman of Unifax, Inc., a broad-line food service distributor. From 1985 to 1988, Mr. Waltrip was President, Chief Operating Officer and a Director of IU International, a diversified services company with major interests in transportation, environmental services and distribution. From 1982 to 1985 he was President, Chief Executive Officer and a Director of Purolator Courier Corporation and from 1972 to 1982 he was President, Chief Operating Officer and Director of Pan American World Airways, Inc. He is also currently serving as a Director of Bausch & Lomb, Inc., the Teachers Insurance and Annuity Association and Thomas & Betts Corporation.

John T. Kohler, age 50, is currently the President and Chief Executive Officer of the Company and has been a Director of the Company since June 1994. He joined the Company as Senior Vice President in June 1992, was promoted to Executive Vice President and named to the Office of the Chairman in September 1993, became President and Chief Operating Officer in January 1994 and became Chief Executive Officer in June 1995. From 1986 to 1992, he was Senior Vice President and Chief Information Officer of Kimberly-Clark Corp. From 1983 to 1986, he was a partner and regional practice director for the Midwest Region consulting practice of Arthur Young. He is also currently serving as a Director of Follett Corporation and Infosis Corp.

James S. Carluccio, age 43, joined TSC in January 1992 and assumed his current role as Executive Vice President in February 1994. From 1976 to 1992, he was with Arthur Andersen & Co. and certain affiliates thereof, most recently as a partner in Andersen Consulting's Advanced Systems Group in their New York office. He is also currently serving as a Director of Toy Biz, Inc.

Kelly D. Conway, age 41, joined TSC in November 1993 as Senior Vice President and assumed his current role as Executive Vice President in July 1995. Prior to coming to TSC, he was a partner in the management consulting firm of Spencer, Shenk and Capers from 1991 to 1993. From 1989 to 1991, he was President of Telcom Technologies, a leading manufacturer of


===============================================================================
                                  Page 15
automatic call distribution equipment. From 1984 to 1989, he held the positions of Vice President of Finance and Vice President of Marketing for Telcom Technologies. From 1980 to 1984, he was a consultant with Deloitte, Haskins and Sells.

Jack N. Hayden, age 50, joined TSC in April 1992 as Senior Vice President and assumed his current role as Executive Vice President in July 1995. He served as interim CFO of TSC during late 1992 and early 1993. Prior to coming to TSC, he held the position of Vice President - Operations, Commercial Transport Division of McDonnell Douglas Corporation from 1990 to 1992. From 1989 to 1990, he served as Vice President-Finance of McDonnell Douglas Corporation. From 1971 to 1989, he served in numerous manufacturing and procurement positions at McDonnell Douglas Corporation.

Michael J. McLaughlin, age 47, joined TSC in May 1996 when TSC acquired the operations of McLaughlin & Associates. Effective with the acquisition, he assumed the role of Executive Vice President and was appointed to fill a vacancy on the Company's Board of Directors. From 1992 to 1996, he was President of McLaughlin & Associates. From 1972 to 1992, he worked for Booz, Allen & Hamilton Inc., completing his tenure there as Global Practice Leader for the computer and telecommunications practice.

Martin T. Johnson, age 46, joined TSC in August 1993 as Vice President responsible for business case development. In February 1994, he assumed the role of Vice President and Chief Financial Officer. In June 1996, he was made a Senior Vice President of the Company. From 1990 to 1993, he was Corporate Controller of The Marmon Group, Inc., an autonomous association of over 70 independent member companies. From 1987 to 1990, he was Vice President-Finance and Chief Financial Officer of COMNET Corporation, a publicly-held computer software and computer services firm. From 1976 to 1987, he worked in a variety of financial positions with Zenith Electronics Corporation, the final position being Director, Internal Audit and Operations Analysis.

Paul R. Peterson, age 55, joined TSC in September 1992 as Vice President and General Counsel and was appointed Corporate Secretary in October 1992. In June 1996, he was made a Senior Vice President of the Company. Prior to coming to TSC, he worked for Bridgestone/Firestone, Inc. during the periods 1981 to 1984 and 1987 to 1992 where he held several positions including Divisional General Counsel. His background also includes employment from 1984 to 1987 as a corporate executive with Block Management Corporation, an H&R Block subsidiary which managed Hyatt Legal Services. He also served at the Federal Trade Commission as a senior executive from 1974 to 1981 and as a trial attorney from 1971 to 1974.

ITEM 2. PROPERTIES

TSC's principal executive offices are located at 205 North Michigan Avenue, Suite 1500, Chicago, Illinois 60601. TSC's lease on these premises expires
July 31, 2004. TSC also leases facilities in Schaumburg (IL), Atlanta, New Canaan (CT), Dallas, New York, Philadelphia, San Francisco and Santa Cruz (CA). Additionally, TSC leases office premises in Mexico City, Mexico; Bogota, Colombia; London, England; Cologne, Germany; Paris, France; and Toronto, Canada. TSC believes that these facilities are adequate for its current business needs. TSC expects that



===============================================================================
                                  Page 16
additional space will be required as it expands its business and believes that it will be able to obtain suitable space as needed.

ITEM 3.  LEGAL PROCEEDINGS

The Company is party to lawsuits arising out of the normal course of business. Management believes the final outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended
May 31, 1997.










===============================================================================
                                  Page 17

                          TECHNOLOGY SOLUTIONS COMPANY


                                    PART II.
===============================================================================

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on The Nasdaq Stock MarketSM under the symbol "TSCC." As of August 11, 1997, there were approximately 675 holders of record of the Company's Common Stock. The number of holders of Common Stock does not include beneficial owners of Common Stock whose shares are held in the name of banks, brokers, nominees or other fiduciaries.

The following table sets forth the range of high and low trade prices on The Nasdaq Stock MarketSM for the Company's Common Stock for each quarter in fiscal 1996 and fiscal 1997.

           QUARTER ENDED                     HIGH               LOW
           -------------                     ----               ---
        August 31, 1995                     $ 7.500           $ 4.055
        November 30, 1995                   $ 8.389           $ 6.555
        February 29, 1996                   $10.833           $ 7.278
        May 31, 1996                        $16.000           $10.222
        August 31, 1996                     $19.750           $12.583
        November 30, 1996                   $31.417           $18.667
        February 28, 1997                   $30.333           $19.750
        May 31, 1997                        $28.667           $14.250


On August 11, 1997, the last reported sale price on The Nasdaq Stock MarketSM for the Company's Common Stock was $25.00.

The market price for the Common Stock may be significantly affected by factors such as the announcement of new products or services by the Company or its competitors, technological innovation by the Company, its competitors or other vendors, quarterly variations in the Company's operating results or the operating results of the Company's competitors, general conditions in the Company's and its customers' markets, changes in the earnings estimates by analysts or reported results that vary materially from such estimates. In addition, the stock market has experienced significant price fluctuations that have particularly affected the market prices of equity securities of many high technology and emerging growth companies and that often have been unrelated to the operating performance of such companies. These broad market fluctuations may materially and adversely affect the market price of the Company's Common Stock. Following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company and its officers and directors. Any such litigation against the Company could result in substantial costs and a diversion of management's



===============================================================================
                                  Page 18
attention and resources, which could have a material adverse effect on the Company's business, operating results and financial condition.

In connection with the Company's pooling-of-interest combination with HRM Resources, Inc. on March 1, 1997, the Company issued 561,039 unregistered shares of Common Stock in reliance on Section 4(2) of the Securities Act of 1933. In connection with the acquisition and merger of Goalsetters, Inc. into TSC on September 30, 1996, the Company issued 6,427 unregistered shares of Common Stock in reliance on Section 4(2) of the Securities Act of 1933.

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

All per share data have been adjusted to reflect the Company's three-for-two stock splits effected as a 50 percent stock dividend effective July 30, 1996, and August 1, 1997, respectively.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data which is derived from the Company's audited financial statements. All the information should be read in conjunction with the Company's audited financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this filing. TSC's audited statements of income for the years ended May 31, 1997, 1996 and 1995 and the audited balance sheets as of May 31, 1997 and 1996 are included elsewhere in this filing, and the corresponding selected financial data set forth below is qualified by reference to such audited financial statements. All amounts are in thousands, except for earnings per common share.



                                                        FOR THE YEAR ENDED MAY 31,
                              ------------------------------------------------------------------------------
                                 1997            1996             1995           1994                 1993
                              ---------        --------         --------       ---------           ---------
CONSOLIDATED STATEMENT OF
  INCOME DATA:
Total revenues                $ 165,088        $ 97,599         $ 65,817       $  53,157           $ 62,475

Operating income (loss)       $  22,873        $  4,864         $  2,770       $  (3,142)          $  7,007

Net income                    $  15,067        $  4,574         $  3,367       $      35           $  5,706

Earnings per common share*    $    0.57        $   0.20         $   0.16       $    0.00           $   0.21


*1993-1997 earnings per common share data have been restated to reflect the three-for-two stock splits that were effected on August 1, 1997 and July 30, 1996, respectively.

                                                                AS OF MAY 31,
                              ------------------------------------------------------------------------------
                                 1997            1996             1995           1994                 1993
                              ---------        --------         --------       ---------           ---------
CONSOLIDATED BALANCE
SHEET DATA:
Total assets                  $133,866         $89,437          $65,222         $69,340            $76,048
Long-term debt                   __               __               __              __                 __


===============================================================================
                                  Page 19

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL 1997 COMPARED WITH FISCAL 1996

Consolidated net revenues for the year ended May 31, 1997 increased 69 percent to $165.1 million in fiscal 1997 compared to $97.6 million in fiscal 1996. The principal source of the increase was the 52 percent increase in domestic billable hours, as well as a 2 percent increase in average domestic hourly billing rates. The increase in billable hours was attributable to the significant growth in the overall information technology professional services market combined with the Company's ability to increase the number of its consulting staff, through both recruiting efforts and business combinations. The increase in average hourly billing rates was primarily due to the impact of the fiscal 1997 hiring efforts and the resulting change in the mix of personnel to include a greater percentage of more senior personnel. Total Company headcount increased 77 percent to 1102 at the end of fiscal 1997 compared to 622 at the end of fiscal 1996. The total number of project managers increased to 118 at the end of fiscal 1997 compared to 72 a year earlier. Additionally, in fiscal 1997, the Company recorded international revenues of $20.2 million compared to $3.2 million in fiscal 1996.

Project personnel costs, which represent mainly professional salaries and benefits, increased to $76.5 million in fiscal 1997 compared to $46.7 million in fiscal 1996, an increase of 64 percent. This increase was due to additional headcount and was consistent with the higher revenues reported in fiscal 1997. Project personnel costs as a percentage of net revenues were 46 percent for fiscal 1997 compared with project personnel costs as a percentage of net revenues of 48 percent in fiscal 1996. This decrease was primarily the result of more efficient utilization of professional staff offset in part by the time lag between incurrence of project personnel costs and revenue generated by these personnel.

The Company charges most of its project expenses directly to the client. Other project expenses consist of nonbillable expenses directly incurred for client projects and business development efforts including recruiting fees, sales and marketing expenses, personnel training and provisions for valuation allowances and reserves for potential losses on continuing projects. Other project expenses for fiscal 1997 were $23.4 million, an increase of 80 percent from $13.0 million in fiscal 1996. Other project expenses as a percentage of net revenues increased slightly to 14 percent in fiscal 1997 compared to 13 percent in the prior year. This change was due to increases in domestic hiring, training and nonbillable travel expenses of $3.4 million as a result of increased headcount and business development. In addition, travel related to various training activities in fiscal 1997 increased compared to fiscal 1996, as well as an increase in international expenses of $2.8 million. Also contributing to the change was an addition to the provision for valuation allowances of $2.7 million due to the increase in accounts receivable, as well as the inherently higher risks associated with a larger customer base. The impact of the increase in other project expenses as a percentage of net revenues was more than offset by the higher utilization of professional staff, as well as a significant increase in overall net revenues.

Management and administrative support costs increased 42 percent to $32.1 million in fiscal 1997 compared to $22.6 million in fiscal 1996. The increase of $9.5 million was primarily attributable to an increase in international expenses of $6.3 million due to the expansion of foreign operations;


===============================================================================
                                  Page 20
growth in the regional practice area management; and travel and hiring costs of $1.7 million, partially offset by various other operating costs. Goodwill amortization of $0.8 million was recorded due to the purchase of four businesses in fiscal years 1997 and 1996. During the first nine months of fiscal 1996, $2.9 million was recorded for the employee retention program.
This program expired in February 1996, and, therefore, no amounts were recorded in fiscal 1997.

Incentive compensation increased $2.8 million to $9.4 million in fiscal 1997 compared to $6.6 million in fiscal 1996. The increase is due to increased headcount, at both the consulting staff and the project manager levels, and Company profitability improvement. The Company expects to continue to accrue incentive compensation throughout fiscal 1998.

Fiscal 1996 results reflect one-time pretax charges for the final settlement relating to outstanding securities litigation and litigation involving the Company's founders of $2.3 million and $0.9 million, respectively. The securities litigation settlement called for a final payment of $4.6 million, of which $2.3 million was covered by insurance and the remaining $2.3 million was charged to fiscal 1996 operations.

Investment income in fiscal 1997, net of interest expense, was $2.1 million compared to $1.9 million in fiscal 1996.

The Company's effective tax rate for fiscal 1997 was 39.7 percent compared to
32.4 percent in fiscal 1996. The increase in the effective tax rate was the result of the reduction in the percentage of the Company's income coming from nontaxable investment income in fiscal 1997. Management believes that the existing levels of pretax earnings for financial reporting purposes will be sufficient to generate the minimum amount of future taxable income necessary to realize the deferred tax asset.

The increase in common and common equivalent shares outstanding was primarily due to the exercise of stock options and the impact of the increase in the Company's stock price on the calculation of common equivalent shares.

FISCAL 1996 COMPARED WITH FISCAL 1995

Consolidated net revenues for the Company increased 48 percent to $97.6 million compared to $65.8 million in fiscal 1995. The principal source of the increase was a 42 percent increase in billable hours, as well as a 2 percent increase in average hourly billing rates. The increase in billable hours was attributable to the significant growth in the information technology professional services market combined with the Company's fiscal 1996 increase in consulting staff and marketing efforts. The increase in average hourly billing rates was primarily due to the impact of fiscal 1996 hiring and the resulting change in the mix of personnel to include a greater percentage of more senior personnel. During fiscal 1996 total Company headcount increased 47 percent from 423 as of May 31, 1995 to 622 as of May 31, 1996. The total number of project managers as of May 31, 1996 was 72 compared to 38 as of May 31, 1995.

Project personnel costs increased to $46.7 million in fiscal 1996 from $29.2 million in fiscal 1995. Project personnel costs as a percentage of net revenues were approximately 48 percent and 44 percent in fiscal 1996 and fiscal 1995, respectively. Unassigned labor costs increased during


===============================================================================
                                  Page 21
fiscal 1996 due to the aggressive recruitment and training programs combined with the timing of the assignment of new staff to client engagements.

Other project expenses for fiscal 1996 were $13.0 million, as compared to $9.0 million for fiscal 1995. This increase was primarily related to an increase in hiring, training and related expenses of $1.7 million and an increase in non-billable travel expenses of $3.3 million in fiscal 1996 as compared to fiscal 1995. The increase in non-billable travel expenses was primarily due to travel expenses associated with increased headcount and business development travel, as well as travel related to training activities in fiscal 1996 as compared to fiscal 1995.

Management and administrative support costs increased to $22.6 million in fiscal 1996 from $18.5 million in fiscal 1995. The increase of $4.1 million in fiscal 1996 as compared to fiscal 1995 was related primarily to increased regional practice area management costs (salaries, travel and hiring costs) of $2.1 million and increased marketing costs of $1.4 million. During fiscal 1995, the Company established three new practice areas, enhanced its marketing capabilities and, in fiscal 1996, added several new regional practice area management Vice Presidents. In addition, charges for legal expenses increased $1.5 million in fiscal 1996 as compared to fiscal 1995. Also included in fiscal 1996 costs were $0.9 million in management and administrative costs from the Company's Mexican subsidiary. Expense accrued for the employee retention program was $2.9 million and $4.4 million for fiscal 1996 and 1995, respectively. The 1996 amount represents the final charge related to the retention program. The final annual payment for the retention program was made in March 1996.

Fiscal 1996 results reflect one-time pretax charges for the final settlement relating to outstanding securities litigation and litigation involving the Company's founders of $2.3 million and $0.9 million, respectively. The securities litigation settlement called for a final payment of $4.6 million, of which $2.3 million was covered by insurance and the remaining $2.3 million was charged to fiscal 1996 operations.

During fiscal 1995, the Company entered into agreements with former Company executives resulting in a fiscal 1995 pretax charge of $1.6 million. This amount represented the settlement of a commission arrangement, certain other issues and the surrender of options to acquire 1,811,250 shares of Company stock.

Incentive compensation of $6.6 million was accrued for fiscal 1996 as compared to $4.7 million in fiscal 1995. The increase was due largely to the increased number of project managers and consultant staff in fiscal 1996 compared to fiscal 1995.

Investment income, net of interest expense, was $1.9 million for both fiscal years 1996 and 1995.

The Company's effective tax rate differs from the statutory rate primarily due to the significant percentage of total income resulting from federally nontaxable investment income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $9.7 million in fiscal 1997, an increase of $10.6 million compared to net cash used in operating activities of $(0.9) million in fiscal 1996.


===============================================================================
                                  Page 22

Operating cash flow in fiscal 1997 was favorably impacted by higher net income as a result of increased operating activities partially offset by increased working capital requirements, especially the increase in net receivables of $21.5 million. The increase in receivables is due to the significant growth of the Company compared to the prior year, as well as the lengthening of collection periods. The Company has classified a $3.8 million trade receivable as long-term at May 31, 1997.

Cash generated by operations in fiscal 1997 was substantial and more than adequate for the Company's cash needs. In addition, the Company's significant amount of cash, cash equivalents and marketable securities has provided ample liquidity to handle the Company's cash requirements.

Net cash used in investing activities in fiscal years 1997, 1996 and 1995 was $2.5 million, $2.1 million and $1.1 million, respectively.

Proceeds from the sale of available-for-sale securities of $1.3 million were used to purchase similar securities of $1.0 million. Proceeds of $8.9 million were received by the Company due to the maturity of several held-to-maturity investments in fiscal 1997. These proceeds were reinvested in working capital requirements and expansion of the business.

Capital expenditures in fiscal years 1997, 1996 and 1995 were $6.1 million, $3.7 million and $2.1 million, respectively. Capital expenditures are expected to continue at the current rate in fiscal 1998 due to the Company's anticipated expansion and growth. The Company expects that its future capital expenditures will be financed through cash flows from operating activities. At the end of fiscal 1997, the Company had no material commitments for capital expenditures.

Net cash outlays related to business acquisitions were $1.1 million in fiscal 1997 and $3.1 million in fiscal 1996.

Net cash provided by (used in) financing activities were $8.3 million, $8.4 million and $(5.1) million in fiscal years 1997, 1996 and 1995, respectively. The proceeds from the exercise of options with respect to
1.7 million shares of the Company's common stock generated $6.4 million in fiscal 1997, a decrease from the $9.1 million generated in fiscal 1996 from the exercise of options with respect to 2.4 million shares of the Company's common stock. Increased participation and activity in the Employee Stock Purchase Plan resulted in $1.8 million of proceeds in fiscal 1997 versus $0.4 million in fiscal 1996.

Management anticipates that cash and marketable securities will be used for general corporate purposes, including capital expenditures and the expansion of the Company's business as opportunities arise, including the possibility of additional acquisitions and business combinations. Subsequent to the end of fiscal 1997, the Company acquired The Bentley Company, Inc. ("Bentley") for a combination of cash and the Company's common stock. The transaction was accounted for using the purchase method of accounting. Total consideration paid for Bentley was approximately $12.7 million. Cash paid for Bentley totaled $7.4 million and the Company also exchanged 29,535 shares of common stock of the Company for all the issued and outstanding shares of Bentley and assumed the employee stock options outstanding under


===============================================================================
                                  Page 23

Bentley's stock option plan. The purchase price may be increased by approximately $5.8 million if certain performance targets are met over the next two years.

The Company has a $5.0 million unsecured line of credit facility (the "Facility") with Bank of America Illinois. The agreement expires September
5, 1997. At the Company's election, loans made under the Facility bear interest at either the Bank of America Illinois reference rate or at the Eurodollar rate plus 0.75 percent. The unused line fee is 0.25 percent of the unused portion of the commitment. The Facility requires, among other things, the Company to maintain certain financial ratios. As of May 31, 1997, the Company was in compliance with these financial ratio requirements. As of May 31, 1997, no borrowings were made under the Facility. The Company intends to renew the Facility upon its expiration.

All share and per share data have been adjusted to reflect the Company's three-for-two stock splits effected as a 50 percent stock dividend effective
August 1, 1997 and July 30, 1996, respectively.

IMPACT OF INFLATION AND BACKLOG

Inflation should not have a significant impact on the Company's income to the extent the Company is able to raise its consulting rates commensurate with its staff compensation rates, which it has done successfully in the past. Because the majority of the Company's contracts may be terminated on relatively short notice, the Company does not consider backlog to be meaningful.

ACCOUNTING CHANGES

The Company adopted Statement of Financial Accounting Standards ("SFAS")
No. 123, "Accounting for Stock-Based Compensation," as of May 31, 1997 and implemented the disclosure provisions of this statement. While this statement encourages companies to recognize expense for stock options at estimated fair value based on an option pricing model, the Company has elected to disclose proforma net income and earnings per share that would have been obtained under this statement's approach for valuing and expensing stock options.

The Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," in February 1997. This statement establishes new standards for computing and presenting earnings per share. This statement is effective for financial statements issued for periods ending after December 15, 1997; earlier adoption is not permitted. Adoption of this statement will require the presentation of basic and diluted earnings per share. If the statement had been adopted, proforma basic and diluted earnings per share for the years ended
May 31, 1997, 1996 and 1995 would have been as follows:

                                                      YEAR ENDED
                                                        MAY 31,
                                              -------------------------
                                               1997      1996      1995
                                              -----     -----     -----
        Basic earnings per share              $0.64     $0.22     $0.17
        Diluted earnings per share            $0.57     $0.19     $0.14




===============================================================================
                                  Page 24

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income," in
June 1997. In addition to net income, comprehensive income includes items recorded directly to stockholders' equity such as the income tax benefit related to the exercise of certain stock options. This statement establishes new standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Adoption of this standard will only require additional financial statement disclosure detailing the Company's comprehensive income.

In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for reporting information about operating segments in interim and annual financial statements. This statement is also effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact, if any, this statement will have on disclosures in the consolidated financial statements.

ASSUMPTIONS UNDERLYING CERTAIN FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

In the next few years, the Company expects growth in both revenues and profits to continue at rates higher than the estimated industry growth rate of 16-
20 percent (source: Dataquest, 1996) although not at the exceptional rates posted in fiscal 1997 and fiscal 1996. The foregoing statement contains, and other information and statements provided by the Company from time to time may contain, "forward-looking information." Such forward-looking information may include information relating to anticipated growth in earnings per share, anticipated returns on equity, anticipated growth in revenue, growth of client base, anticipated operating costs and employment growth, anticipated reserves or other expenses, or other matters. The cautionary statements provided below are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the "PSLRA") and with the intention of obtaining the benefits of the "safe harbor" provisions of the PSLRA for any such forward-looking information. Many of the following factors discussed below, as well as other factors, have also been discussed in prior filings made by the Company.

Factors which could cause the Company's actual financial and other results to differ materially from any results that might be projected, forecast, estimated or budgeted by the Company in the forward-looking statements include, but are not limited to the following:

RAPID TECHNOLOGICAL CHANGE

The systems consulting and implementation market has experienced rapid technological advances and developments in recent years. Failure of the Company to stay abreast of such advances and developments could materially adversely affect its business. The Company additionally utilizes a number of different technologies in developing and providing IT solutions for its customers. The technologies used by the Company are developing rapidly and are characterized by evolving industry standards in a wide variety of areas. While the Company evaluates technologies on an ongoing basis and endeavors to utilize those that are most effective in developing IT solutions for its customers, there can be no assurance that the technologies utilized by the Company and the expertise gained in those technologies will continue to be applicable in the future. There can be no assurance that new technologies will be made available to the Company or that such technologies


===============================================================================
                                  Page 25
can be economically applied by the Company. The inability to apply existing technologies and expertise to subsequent projects could have a material adverse effect on the Company's business, operating results and financial condition.

MANAGEMENT OF GROWTH

The Company's business has grown significantly since its inception, and the Company anticipates future growth. The growth of the Company's business and the expansion of its customer base have resulted in a corresponding growth in the demands on the Company's management and personnel and its operating systems and internal controls. Any future growth may further strain existing management resources and operational, financial, human and management information systems and controls, which may not be adequate to support the Company's operations.

The Company is currently increasing its expense levels as a result of a number of factors, including substantial increases in the number of employees, the opening of new offices, investments in equipment, training of employees and the development of methodologies, tools, etc. An unexpected decline in revenues without a corresponding and timely reduction in staffing and other expenses, or a staffing increase that is not accompanied by a corresponding increase in revenues, could have a material adverse effect on the Company's operating results. There can be no assurance that the Company will be able to manage its recent or future growth successfully. In addition, there can be no assurance that the Company will continue to grow or sustain the rate of growth it has experienced in the past.

The Company expects that it will need to develop further its financial and management controls, reporting systems and procedures to accommodate future growth. There can be no assurance that the Company will be able to develop such controls, systems or procedures effectively or on a timely basis, and the failure to do so would have a material adverse effect on the Company's business, operating results and financial condition.

ABILITY TO ATTRACT AND RETAIN EMPLOYEES

The Company's business consists mainly of professional services and is inherently labor intensive. The Company's success depends in large part upon its ability to attract, retain and motivate highly skilled employees, particularly senior project managers and other senior personnel, for its domestic and international operations. Qualified senior project managers within and outside the United States are in particularly great demand and are likely to remain a limited resource for the foreseeable future. Several attributes of the Company's work environment pose challenges to the Company's ability to attract and retain employees, including, (i) extensive travel requirements, (ii) the Company's intense work environment and culture, (iii) the Company's standards for employee technical skills and job performance and (iv) the Company's practice of adjusting the number of technical personnel to reflect active project levels. Although the Company expects to continue to attract sufficient numbers of highly skilled employees and to retain its existing senior project managers and other senior personnel for the foreseeable future, there can be no assurance that the Company will be able to do so. Failure to attract and retain key personnel could have a material adverse effect upon the Company's business, operating results and financial condition.



===============================================================================
                                  Page 26

GROWTH BY ACQUISITION

The Company may grow in part by acquiring existing businesses. The success of this plan depends upon, among other things, the ability of the Company and its management to integrate acquired personnel, operations, products and technologies into its organization effectively, to retain and motivate key personnel of acquired businesses and to retain customers of acquired firms. There can be no assurance that the Company will be able to identify suitable acquisition opportunities, consummate acquisitions or successfully integrate acquired personnel and operations into the Company. In addition, acquisitions by the Company may involve certain other risks, including potentially dilutive issuances of equity securities and the diversion of management's attention from other business concerns.

DEPENDENCE ON KEY PERSONNEL

Although the Company does not believe that the loss of any particular individual would have a material adverse impact on the Company, the loss of some or all of the Company's senior managers could have a material adverse impact on the Company, including its ability to secure and complete engagements. The Company has employment agreements with its President, Executive Vice Presidents and its Vice Presidents that contain noncompetition, nondisclosure and nonsolicitation covenants. The employment agreements with the President and Executive Vice Presidents do not have fixed expiration dates and may be terminated by either the Company or the employee on 90 days' written notice. The employment agreements with the other Vice Presidents generally have a fixed initial term but are automatically renewed for successively one-year periods unless terminated by either the Company or the employee on 90 days' written notice. Other senior employees also have employment agreements that are generally terminable by the Company or the employee upon 30 to 90 days' written notice.

UNASSIGNED LABOR COSTS

The Company's unassigned labor costs, which represent salaries of, and other expenses allocated to, systems professionals not assigned to a specific project, have gradually increased as a percentage of revenues over time. The Company attempts to reassign employees who meet its performance requirements to other active projects when they are no longer needed on a particular project. However, since the Company generally recruits personnel in advance of the commencement of certain projects in order to meet the needs of such projects, any cancellation or delays in the anticipated projects could increase the unassigned labor costs and might cause a material adverse effect upon the Company's business, operating results and financial condition.

CYCLICALITY

Certain of the Company's customers and potential customers are in industries that experience cyclical variations in profitability, which may in turn affect their willingness or ability to fund systems projects such as those for which the Company may be engaged. The Company's experience indicates, however, that competitive pressures in cyclical industries sometimes compel businesses to undertake systems projects even during periods of losses or reduced profitability.




===============================================================================
                                  Page 27

QUARTERLY RESULTS MAY FLUCTUATE

The Company's results may fluctuate from quarter to quarter as a result of various factors such as differences in the number of billing days and/or holidays between quarters, the number of vacation days and sick days taken by the Company's employees in a particular quarter, and varying weather conditions. These and other factors can reduce revenues in a given quarter with a corresponding adverse impact on the Company's margins.

PROJECT RISKS

Because of the project based nature of the Company's work and the fact that many of the projects undertaken by the Company are large projects, there is a risk of a material adverse impact on operating results because of the unanticipated suspension or cancellation of a large project or the financial difficulties of a client. The suspension or cancellation of a project or the financial difficulties of a client could result in a drop in revenues, the need to reassign staff, a potential dispute with a client regarding monies owed for consulting work and expenses, and a lessening of TSC's reputation.

In addition, because many of the Company's projects are high profile, mission critical projects for major clients, a failure or inability to meet a client's expectations with respect to a major project undertaken by the Company could damage its reputation and affect its ability to attract new business. Third party products and services are integral to the success of certain Company projects. To the extent that third parties do not deliver effective products and services on a timely basis, the Company's project results could be negatively impacted. Although the Company attempts to limit this risk in its engagement arrangements with clients and maintains errors and omissions insurance, the failure of a project could also result in significant financial exposure to the Company.

COMPETITION

The systems consulting and implementation market comprises a large number of participants, is subject to rapid changes and is highly competitive. The Company competes with and faces potential competition from a number of companies that have significantly greater financial, technical and marketing resources and greater name recognition than the Company. The Company also competes with smaller service providers whose specific, more narrowly focused service offerings may be more attractive to potential clients than the Company's multi-dimensional approach. The Company's clients primarily consist of Fortune 1000 and other large corporations and there are an increasing number of professional services firms seeking systems consulting and implementation engagements from that client base. The Company believes that its ability to compete depends in part on a number of factors outside its control, including the ability of its competitors to hire, retain and motivate a significant number of senior project managers, the ownership by competitors of software used by potential clients, the development by others of software that is competitive with the Company's products and services, and the price at which others offer comparable services.

In addition, the Company's clients could develop or acquire in-house expertise in services similar to those provided by the Company, which would significantly reduce demand for the Company's services. No assurance can be given that the Company will be able to maintain its existing client


===============================================================================
                                  Page 28
base, maintain or increase the level of revenue generated by its existing clients or be able to attract new clients.

SUSCEPTIBILITY TO GENERAL ECONOMIC CONDITIONS

The Company's revenues and results of operations will be subject to fluctuations based on the general economic conditions of the United States as well as the foreign countries in which it operates. If there were to be a general economic downturn or a recession in the United States or the foreign countries in which it operates, then the Company expects that business enterprises would cut back their spending on, or reduce their budget for, IT services. In the event of such an economic downturn, there can be no assurance that the Company's business, operating results and financial condition would not be materially and adversely affected.

COST OVERRUNS

Although the Company's engagement contracts are generally on a time and materials basis, some of its contracts are on a "not-to-exceed" or fixed-price basis. The failure of the Company to complete a project to the client's satisfaction within the "not-to-exceed" or fixed fee exposes the Company to unrecoverable cost overruns, which could have a materially adverse effect on the Company's business, results of operations and financial condition.

INTELLECTUAL PROPERTY RIGHTS

A majority of the Company's customers have required the Company, as a condition to performing services for such customers, to grant to the customer all proprietary and intellectual property rights with respect to the work product resulting from the performance of such services, including the intellectual property rights to any custom software developed by the Company for such customer. Each such grant of proprietary and intellectual property rights would limit the Company's ability to reuse work product components and work product solutions with other customers. In a limited number of such situations, the Company has obtained, and in the future may attempt to obtain, ownership interest or a license from its customer to permit the Company to market custom software for the joint benefit of the customer and the Company. Such arrangements may be nonexclusive or exclusive, and licensors to the Company may retain the right to sell products and services that compete with those of the Company. There can be no assurance, however, that the Company will be able to negotiate licenses upon terms acceptable to the Company.

The Company also develops certain foundation and application software tools and products that are owned by the Company and licensed to its clients. The Company regards such software as proprietary and protects its rights in such software where appropriate with copyrights, trademarks, trade secret laws and contractual restrictions on disclosure and transferring title. To date, the Company has not filed any applications for the registration of patents or copyrights on any of its software, although the Company does presently hold certain registered trademarks for some of its software products. There can be no assurance that any such steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary rights or independent third party development of functionally equivalent products.



===============================================================================
                                  Page 29

In addition, the Company's success is dependent upon its specialized expertise and methodologies. To protect such proprietary information, the Company relies upon a combination of trade secret and common laws, employee nondisclosure policies and third party confidentiality agreements. However, there can be no assurance that any such steps taken by the Company in this regard will be adequate to deter misappropriation of its specialized expertise and methodologies.

Although the Company believes that its services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future.

RISKS OF CONDUCTING INTERNATIONAL OPERATIONS

The Company has been significantly increasing its international operations in recent years and expects to continue to do so in the future. Because the cost of doing business abroad is higher for U.S. businesses than the cost of doing business domestically, the Company could experience a decline in its operating margins as the significance of its international operations increases. International operations and the provision of services in foreign markets are subject to a number of special risks, including currency exchange rate fluctuations, trade barriers, exchange controls, national and regional labor strikes, political risks, additional security concerns and risks of increases in duties, taxes and governmental royalties, as well as changes in laws and policies governing operations of foreign-based companies. In addition, the Company's continued success and future growth internationally will depend upon its ability to attract, develop and retain a sufficient number of highly skilled, motivated local professional employees in each of those foreign countries where it conducts operations. Competition for such local personnel qualified to deliver most of the Company's services is intense, and there can be no assurance that the Company will be able to recruit, develop and retain a sufficient number of highly skilled, motivated local professionals to compete successfully internationally.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required with respect to this
Item 8 are listed in Item 14(a)(1) and (a)(2) in this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS
WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

None.



===============================================================================
                                  Page 30

                          TECHNOLOGY SOLUTIONS COMPANY


                                    PART III.
===============================================================================


ITEM 10. DIRECTORS AND EXECUTIVE
OFFICERS OF THE REGISTRANT

The information contained under the headings "Election Of Directors," "Nominees For Director," "Members of Board of Directors Continuing in Office" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement") and the information contained under the heading "Executive Officers of The Registrant" in Item 1 hereof is incorporated herein by reference.

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




===============================================================================
                                  Page 31

                             TECHNOLOGY SOLUTIONS COMPANY


                                       PART IV.
-------------------------------------------------------------------------------


    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                             TECHNOLOGY SOLUTIONS COMPANY

                   CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                   ------------------------------------------------


                                       CONTENTS
                                       --------

REPORT OF INDEPENDENT ACCOUNTANTS ......................................  33

FINANCIAL STATEMENTS (ITEM 14(a)(1))

    Consolidated Balance Sheets as of May 31, 1997 and 1996 ............. 34

    Consolidated Statements of Income for each of the three years in the period ended May 31, 1997 .................................... 35

    Consolidated Statements of Changes in Stockholders' Equity for
    each of the three years in the period ended May 31, 1997 ............ 36

    Consolidated Statements of Cash Flows for each of the three years in the period ended May 31, 1997 .................................... 37

    Notes to Consolidated Financial Statements .......................... 38


FINANCIAL STATEMENT SCHEDULE (ITEM 14(a)(2))

Schedule II     Valuation and Qualifying Accounts ....................... 54


All other schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

                          REPORT OF INDEPENDENT ACCOUNTANTS
                          ---------------------------------

To the Board of Directors and Stockholders of Technology Solutions Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) and (2) on page 32 present fairly, in all material respects, the financial position of Technology Solutions Company and its subsidiaries (the "Company") at May 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP

June 25, 1997
Chicago, Illinois

                          TECHNOLOGY SOLUTIONS COMPANY

                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                    ASSETS
                                                                                            MAY 31,        MAY 31,
                                                                                             1997           1996
CURRENT ASSETS:                                                                         ------------     -----------
    Cash and cash equivalents .................................................         $  27,951        $  12,990
    Marketable securities .....................................................            15,988           11,580
    Receivables, less allowance for doubtful receivables of $3,346 and $1,870 .            43,907           23,537
    Refundable income taxes ...................................................             1,398            5,117
    Deferred income taxes .....................................................             7,234            1,194
    Other current assets ......................................................            11,196            6,166
                                                                                          --------        ----------
         Total current assets .................................................           107,674           60,584

COMPUTERS, FURNITURE AND EQUIPMENT, NET .......................................             6,416            4,443

LONG-TERM INVESTMENTS .........................................................             8,118           17,140

COST IN EXCESS OF NET ASSETS OF ACQUIRED
    BUSINESSES AND OTHER INTANGIBLES ..........................................             3,521            3,079

LONG-TERM RECEIVABLES AND OTHER ...............................................             8,137            4,191
                                                                                        ----------        ----------
         Total assets .........................................................         $ 133,866         $ 89,437
                                                                                        ==========        ==========
                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable ..........................................................         $   1,604         $  1,344
    Accrued compensation and related costs ....................................            17,001           11,621
    Capitalized lease obligations .............................................               240            2,616
    Deferred compensation .....................................................             6,842            2,660
    Other current liabilities .................................................             2,392            1,167
                                                                                        ----------        ----------
         Total current liabilities ............................................            28,079           19,408
                                                                                        ----------        ----------

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; shares authorized --
         10,000,000;  none issued .............................................                --              --
    Common stock, $.01 par value; shares authorized --
         50,000,000; shares issued -- 26,855,390 ..............................               269              269
    Capital in excess of par value ............................................            61,958           50,254
    Retained earnings .........................................................            51,627           35,983
    Unrealized holding loss ...................................................              (319)            (642)
    Cumulative translation adjustment .........................................              (318)             --
                                                                                        ----------        ----------
                                                                                          113,217           85,864
    Less:  Treasury Stock, at cost (2,123,660 and 4,521,067 shares) ...........            (7,430)         (15,835)
                                                                                        ----------        ----------
         Total stockholders' equity ...........................................           105,787           70,029
                                                                                        ----------        ----------
         Total liabilities and stockholders' equity ...........................          $133,866          $89,437
                                                                                          ========         ========

 The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

------------------------------------------------------------------------------
                                        Page 34

                              TECHNOLOGY SOLUTIONS COMPANY

                            CONSOLIDATED STATEMENTS OF INCOME
                            (In thousands, except per share data)


                                                                           FOR THE YEARS ENDED MAY 31,
                                                                  ----------------------------------------------------
                                                                    1997               1996             1995
                                                                  ---------          --------          ---------
REVENUES:
    Professional fees  . . . . . . . . . . . . . . . . . .        $164,238           $97,004           $65,704
    Software and hardware products . . . . . . . . . . . .             850               595               113
                                                                  ---------          --------          ---------
                                                                   165,088            97,599            65,817
COSTS AND  EXPENSES:                                              ---------          --------          ---------
    Project personnel  . . . . . . . . . . . . . . . . . .          76,508            46,744            29,204
    Other project expenses . . . . . . . . . . . . . . . .          23,374            13,010             8,991
    Cost of products sold  . . . . . . . . . . . . . . . .              54               476               110
    Management and administrative support  . . . . . . . .          32,074            22,605            18,501
    Goodwill amortization. . . . . . . . . . . . . . . . .             811                --              --
    Shareholder litigation settlement. . . . . . . . . . .            --               2,345              --
    Company founders litigation settlement . . . . . . . .            --                 944              --
    Former company executive settlements . . . . . . . . .            --                  --             1,590
    Incentive compensation . . . . . . . . . . . . . . . .           9,394             6,611             4,651
                                                                  ---------          --------          ---------
                                                                   142,215            92,735            63,047
                                                                  ---------          --------          ---------
OPERATING INCOME . . . . . . . . . . . . . . . . . . . . .          22,873             4,864             2,770
                                                                  ---------          --------          ---------
OTHER INCOME (EXPENSE):
    Net investment income. . . . . . . . . . . . . . . . .           2,295             2,073             1,958
    Interest expense . . . . . . . . . . . . . . . . . . .            (191)             (169)              (28)
                                                                  ---------          --------          ---------
                                                                     2,104             1,904             1,930
                                                                  ---------          --------          ---------
INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . . .          24,977             6,768             4,700

INCOME TAX PROVISION . . . . . . . . . . . . . . . . . . .           9,910             2,194             1,333
                                                                  ---------          --------          ---------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .      $   15,067         $   4,574         $   3,367
                                                                ===========       ===========        ===========
EARNINGS PER COMMON SHARE. . . . . . . . . . . . . . . . .      $     0.57         $    0.20         $    0.16
                                                                ===========       ===========        ===========
WEIGHTED AVERAGE NUMBER OF COMMON
    AND COMMON EQUIVALENT SHARES
    OUTSTANDING. . . . . . . . . . . . . . . . . . . . . .          26,579            24,213            24,169
                                                                ===========       ===========        ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

-------------------------------------------------------------------------------

                         TECHNOLOGY SOLUTIONS COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the years ended May 31, 1997, 1996 and 1995
                        (In thousands, except share data)



                                                       COMMON STOCK           CAPITAL IN
                                                 ----------------------       EXCESS OF       RETAINED
                                                 SHARES           AMOUNT      PAR VALUE       EARNINGS
                                                -----------       ------      -----------    ---------


Balance as of May 31, 1994 . . . . . . . .       17,903,593        $179         $44,035       $28,063
Effect of August 1, 1997 three-for-two stock
  split on May 31, 1994 balances . . . . .        8,951,797          90             (90)         --
Issuance of 61,614 treasury shares
  from exercise of stock options . . . . .            --            --               26           (21)
Change in net unrealized holding
  loss on available-for-sale securities. .            --            --               --           --
Net income . . . . . . . . . . . . . . . .            --            --               --         3,367
Purchase of 2,025,000 treasury shares. . .            --            --               --           --
                                                -------------     ------        ----------    ---------
Balance as of May 31, 1995 . . . . . . . .       26,855,390         269          43,971        31,409
Issuance of 2,397,914 treasury shares
  from exercise of stock options . . . . .            --            --            6,085           --
Issuance of 58,569 treasury shares
  from employee stock purchase plan. . . .            --            --              198           --
Change in net unrealized holding
  loss on available-for-sale securities. .            --            --               --           --
Net income . . . . . . . . . . . . . . . .            --            --               --         4,574
Acquisition of 100,583 treasury shares . .            --            --               --           --
                                                -------------     ------        ----------    ---------
Balance as of May 31, 1996 . . . . . . . .       26,855,390         269          50,254        35,983
Issuance of 1,710,498 treasury shares
  from exercise of stock options . . . . .            --             --          12,140           --
Issuance of 119,443 treasury shares
  from employee stock purchase plan. . . .            --             --           1,396           --
Change in net unrealized holding
  loss on available-for-sale securities. .            --             --             --            --
Net income . . . . . . . . . . . . . . . .            --             --             --         15,067
Cumulative translation adjustment. . . . .            --             --             --            --
Issuance of 567,466 treasury shares
  for business combinations. . . . . . . .            --             --          (1,832)          577
                                                -------------     ------        ----------    ---------
Balance as of May 31, 1997 . . . . . . . .       26,855,390         $269        $61,958       $51,627
                                                 ==========        =====        ========      ========

























                                                     UNREALIZED        CUMULATIVE
                                                      HOLDING          TRANSLATION        TREASURY
                                                       LOSSES           ADJUSTMENT          STOCK         TOTAL
                                                     ----------        -----------        ----------
Balance as of May 31, 1994 . . . . . . . .            $(238)              $ --              $(17,939)     $ 54,100
Effect of August 1, 1997 three-for-two stock
  split on May 31, 1994 balances . . . . .               --                 --                   --            --
Issuance of 61,614 treasury shares
  from exercise of stock options . . . . .               --                 --                   207           212
Change in net unrealized holding
  loss on available-for-sale securities. .             (615)                --                    --          (615)
Net income . . . . . . . . . . . . . . . .               --                 --                    --         3,367
Purchase of 2,025,000 treasury shares. . .               --                 --                (5,338)       (5,338)
                                                     ---------            --------          ----------     ---------
Balance as of May 31, 1995 . . . . . . . .             (853)                --               (23,070)       51,726
Issuance of 2,397,914 treasury shares
  from exercise of stock options . . . . .                --                --                 8,107        14,192
Issuance of 58,569 treasury shares
  from employee stock purchase plan. . . .                --                --                   200           398
Change in net unrealized holding
  loss on available-for-sale securities. .              211                 --                   --            211
Net income . . . . . . . . . . . . . . . .                --                --                   --          4,574
Acquisition of 100,583 treasury shares . .                --                --                (1,072)       (1,072)
                                                     ---------            --------          ----------     ---------
Balance as of May 31, 1996 . . . . . . . .             (642)                --               (15,835)       70,029
Issuance of 1,710,498 treasury shares
  from exercise of stock options . . . . .                --                --                 6,001        18,141
Issuance of 119,443 treasury shares
  from employee stock purchase plan. . . .                --                --                   418         1,814
Change in net unrealized holding
  loss on available-for-sale securities. .              323                 --                    --           323
Net income . . . . . . . . . . . . . . . .                --                --                    --        15,067
Cumulative translation adjustment. . . . .                --              (318)                   --          (318)
Issuance of 567,466 treasury shares
  for business combinations. . . . . . . .                --                --                 1,986           731
                                                     ---------            --------          ----------     ---------
Balance as of May 31, 1997 . . . . . . . .            $(319)             $(318)              $(7,430)     $105,787
                                                     =========          ========            ==========    ==========




The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

-------------------------------------------------------------------------------
                                Page 36

                          TECHNOLOGY SOLUTIONS COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                            FOR THE YEARS ENDED MAY 31,
                                                                 ------------------------------------------------
                                                                    1997                1996             1995
                                                                 ---------            -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income . . . . . . . . . . . . . . . . . . . . . .        $ 15,067             $ 4,574           $ 3,367
    Adjustments to reconcile net income to net
      cash from operating activities:
       Depreciation and amortization . . . . . . . . . . .           4,442               2,558             2,048
    Provisions for receivable valuation allowances and
      reserves for possible losses . . . . . . . . . . . .           2,712               1,339             2,059
       (Gain) loss on sale of investments. . . . . . . . .             (17)                (18)               67
       Deferred income taxes . . . . . . . . . . . . . . .           8,837                 447             2,945

      Changes in assets and liabilities:
              Receivables. . . . . . . . . . . . . . . . .         (21,533)            (11,166)           (6,925)
              Purchases of trading securities related to deferred
                compensation program . . . . . . . . . . .          (4,182)             (2,660)             --
              Refundable income taxes. . . . . . . . . . .              49               1,074               557
              Other current assets . . . . . . . . . . . .          (4,933)             (2,292)             (662)
              Accounts payable . . . . . . . . . . . . . .             (73)                572               354
              Accrued compensation and related costs . . .           5,260               2,849             1,630
              Deferred compensation funds from employees .           4,182               2,660              --
              Other current liabilities. . . . . . . . . .             158                (875)           (4,542)
              Other. . . . . . . . . . . . . . . . . . . .            (241)                 --                --
                                                                 ---------             -------           -------
                 Net cash provided by (used in)
                   operating activities. . . . . . . . . .           9,728                (938)              898
                                                                 ---------             -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of available-for-sale securities. . . . . . .          (1,000)                 --              (909)
    Proceeds from available-for-sale securities. . . . . .           1,314               1,075               966
    Proceeds from held-to-maturity investments . . . . . .           8,890               4,015                --
    Capital expenditures . . . . . . . . . . . . . . . . .          (6,057)             (3,651)           (2,101)
    Net assets of acquired businesses and other intangibles         (1,127)             (3,079)              --
    Long-term receivables and other. . . . . . . . . . . .          (3,215)             (1,319)              178
    Capitalized lease obligations. . . . . . . . . . . . .          (1,311)                866               814
                                                                 ---------             -------           -------
                 Net cash used in investing activities . .          (2,506)             (2,093)           (1,052)
                                                                 ---------             -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options. . . . . . . .           6,445               9,100               196
    Proceeds from employee stock purchase plan . . . . . .           1,805                 398               --
    Treasury stock . . . . . . . . . . . . . . . . . . . .            --                (1,072)           (5,338)
                                                                 ---------             -------           -------
                Net cash provided by (used in)
                 financing activities. . . . . . . . . . .           8,250               8,426            (5,142)
                                                                 ---------             -------           -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
    AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . .            (511)                 --               --
                                                                 ---------             -------           -------
INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . .          14,961               5,395            (5,296)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . . . .          12,990               7,595            12,891
                                                                 ---------             -------           -------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . .        $ 27,951             $12,990           $ 7,595
                                                                 =========            ========           =======

             The accompanying Notes to Consolidated Financial
     Statements are an integral part of this financial information.

===============================================================================

                           TECHNOLOGY SOLUTIONS COMPANY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (In thousands, except share and per share data)

NOTE 1 -- THE COMPANY

Technology Solutions Company and subsidiaries (the "Company") delivers business benefits through consulting and systems integration services that help clients transform customer relationships and improve operations. The Company's clients generally are located throughout the United States and in Europe, Latin America and Canada.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -- The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions have been eliminated. Acquired businesses are included in the results of operations since their acquisition dates.

REVENUE RECOGNITION -- The Company derives substantially all of its revenues from information technology, strategic business, and management consulting, systems integration, programming, and packaged software integration and implementation services. The Company operates in one industry segment - software development and integration services. The Company recognizes revenue on contracts as work is performed primarily based on hourly billing rates. Out-of-pocket expenses are presented net of amounts billed to clients in the accompanying consolidated statements of income. Contracts are performed in phases. Losses on contracts, if any, are reserved in full when determined. Revenue from licensing of software is recognized upon delivery of the product. The Company does not presently have any significant maintenance and support contracts for software licensed to clients. Revenue from hardware sales is recognized upon delivery.

CASH AND CASH EQUIVALENTS -- The Company considers all highly liquid investments readily convertible into cash to be cash equivalents with original maturities of three months or less. These short-term investments are carried at cost plus accrued interest, which approximates market.

MARKETABLE SECURITIES -- The Company's marketable securities primarily consist of preferred stocks. These preferred stocks, all of which are classified as available-for-sale, are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a net after-tax amount in a separate component of stockholders' equity until realized. The Company's investments related to the executive deferred compensation plan (See Note 10) are classified as trading securities, with unrealized gains and losses included in net investment income. Realized gains or losses are determined on the specific identification method.


===============================================================================
                                  Page 38

                        TECHNOLOGY SOLUTIONS COMPANY

COMPUTERS, FURNITURE AND EQUIPMENT -- Computers, furniture and equipment are carried and depreciated on a straight-line basis over their estimated useful lives. Useful lives generally are five years or less.

COST IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES -- The excess of cost over the fair market value of the net identifiable assets of businesses acquired (goodwill) is amortized on a straight-line basis, typically over a five-year period. Accumulated amortization of goodwill as of May 31, 1997 was $811.

SOFTWARE DEVELOPMENT COSTS -- The Company capitalizes certain software development costs once technological feasibility is established in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86--"Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Amortization of software costs is the greater of the amount computed using the (a) ratio of current revenues to the total current and anticipated future revenues or (b) the straight-line method over the estimated economic life of the product.

LONG-TERM INVESTMENTS -- The Company's long-term investments consist of municipal bonds with maturities primarily through 1998. Since the Company has the ability and intent to hold the bonds to maturity, the investments are classified as held-to-maturity under the provisions of SFAS No. 115 and, accordingly, are accounted for at cost, net of accumulated amortization. Municipal bonds held by the Company are regarded as investment grade by independent nationally recognized rating agencies.

EARNINGS PER COMMON SHARE -- Earnings per common share is computed by dividing net income per the modified treasury stock method by the weighted average number of common shares outstanding during each year presented, including common share equivalents arising from the assumed exercise of stock options, where appropriate. All share and per share amounts have been adjusted to reflect the Company's three-for-two stock splits effective
August 1, 1997 and July 30, 1996, respectively.

FOREIGN CURRENCY TRANSLATION -- All assets and liabilities of foreign subsidiaries are translated to U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The resulting translation adjustments are recorded as a component of stockholders' equity. The functional currencies for the Company's foreign subsidiaries are their local currencies. Gains and losses from foreign currency transactions of these subsidiaries are included in net income.

ACCOUNTING CHANGES -- The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," as of May 31, 1997 and implemented the disclosure provisions of this statement. While this statement encourages companies to recognize expense for stock options at estimated fair value based on an option pricing model, the Company has elected to disclose the proforma net income and earnings per share that would have been obtained under this statement's


===============================================================================
                                  Page 39

                        TECHNOLOGY SOLUTIONS COMPANY
approach for valuing and expensing stock options. See Note 13 for further discussion and related disclosures.

The Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," in February 1997. This statement establishes new standards for computing and presenting earnings per share. This statement is effective for financial statements issued for periods ending after December 15, 1997; earlier adoption is not permitted. Adoption of this statement will require the presentation of basic and diluted earnings per share. If the statement had been adopted, proforma basic and diluted earnings per share for the years ended May 31, 1997, 1996 and 1995 would have been as follows:

                                             YEARS ENDED
                                               MAY 31,
                                      ------------------------
                                       1997     1996      1995
                                      -----    -----     -----
        Basic earnings per share      $0.64    $0.22     $0.17
        Diluted earnings per share    $0.57    $0.19     $0.14

INCOME TAXES -- The Company files its federal and state income tax returns on a calendar year basis. The current income tax provision (benefit) represents the Company's federal, state and foreign income taxes for the fiscal year as though tax returns were filed on a fiscal year basis ending on May 31.

The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the bases of assets and liabilities. The Company does not provide U.S. deferred income taxes on earnings of foreign subsidiaries which are expected to be indefinitely reinvested.

EMPLOYEE BENEFIT PLAN -- The Company has a 401(k) Savings Plan (the "Plan"). The Plan allows employees to contribute up to 15 percent of their annual compensation, subject to Internal Revenue Service statutory limitations. Company contributions to the Plan are discretionary. The Company contributed $1,234 to the Plan in fiscal 1997.

ESTIMATES AND ASSUMPTIONS -- The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS -- Certain reclassifications have been made to the prior period to conform to the current period classification.


===============================================================================
                                  Page 40

                        TECHNOLOGY SOLUTIONS COMPANY

NOTE 3 -- ACQUISITIONS

In March 1997, the Company combined with HRM Resources, Inc. through the exchange of 561,039 shares of common stock of the Company for all the issued and outstanding shares of HRM Resources. HRM Resources is a technology implementation firm based in New York that specializes in large-scale financial and human resources software packages. This transaction was accounted for as a pooling of interests. The operations of HRM Resources were not material to the Company's consolidated operations.

In February 1997, the Company acquired Geising International, a German-based business consulting firm focused on customer relationship management services, for $1,040. The results of Geising International operations have been combined with those of the Company since the date of acquisition. The acquisition was accounted for using the purchase method of accounting. Goodwill recorded approximated $1,000. The operations of Geising International were not material to the Company's consolidated operations.

In May 1996, the Company acquired Aspen Consultancy Ltd., a U.K.-based call center consulting firm. Aspen Consultancy Ltd. became a wholly-owned subsidiary of the Company. The acquisition was accounted for under the purchase method of accounting. The purchase price was approximately $1,600 and will be increased by approximately $2,400 if certain performance targets are met in fiscal years 1997, 1998 and 1999. Goodwill recorded approximated $1,600. The operations of Aspen Consultancy were not material to the Company's consolidated operations.

In May 1996, the Company acquired McLaughlin & Associates, an Illinois-based consulting firm. McLaughlin & Associates became a division of TSC. The purchase price approximated $2,000. The acquisition was accounted for under the purchase method of accounting. Goodwill recorded approximated $1,500. The operations of McLaughlin & Associates were not material to the Company's consolidated operations.

Consolidated proforma net income and earnings per share would not have been materially different from the Company's reported amounts for fiscal 1997 and fiscal 1996.

Goodwill for all acquisitions is amortized over five years on a straight-line basis.









===============================================================================
                                  Page 41

                        TECHNOLOGY SOLUTIONS COMPANY

NOTE 4 -- RECEIVABLES

Receivables consist of the following:

                                                    MAY 31,
                                            ---------------------
                                              1997          1996
                                            -------        -------
    Amounts billed to clients. . . . .      $34,515        $16,260
    Contracts in process . . . . . . .       12,738          9,147
                                            -------        -------
                                             47,253         25,407
    Receivable valuation allowances and
       reserves for possible losses. .       (3,346)        (1,870)
                                            -------        -------
                                            $43,907        $23,537
                                            =======        =======

Amounts billed to clients represent professional fees and reimbursable project-related expenses. Contracts in process represent unbilled professional fees and project costs such as out-of-pocket expense, materials and subcontractor costs. None of the amounts above are expected to be collected in excess of one year from the balance sheet date. Amounts billed to clients are unsecured and generally due within 30 days. Clients are generally billed in arrears on a monthly basis. Contracts in process as of May 31, 1997 include $11,119 for work performed during May 1997 that was not billed until June 1997.

NOTE 5 -- MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS

Marketable securities, included in current assets and classified as available-for-sale, are reported at fair value. As of May 31, 1997 and 1996, the gross unrealized holding gain of $39 and $10, respectively, and gross unrealized holding loss of $527 and $994, respectively, are presented net and after-taxes in a separate component of stockholders' equity.

Municipal bonds included in long-term investments are presented at cost, net of accumulated amortization as of May 31, 1997 and 1996 of $514 and $764, respectively, and had a market value at May 31, 1997 and 1996 of $8,184 and $17,267, respectively. The long-term investments as of May 31, 1997 are expected to mature as follows: $6,890 in fiscal 1998; and $1,200 in fiscal 1999.






===============================================================================
                                  Page 42

                        TECHNOLOGY SOLUTIONS COMPANY

NOTE 6 -- COMPUTERS, FURNITURE AND EQUIPMENT

Computers, furniture and equipment consist of the following:

                                                    MAY 31,
                                            ---------------------
                                              1997           1996
                                            -------        -------
    Computers. . . . . . . . . . . . .      $ 9,583        $ 8,802
    Furniture and equipment. . . . . .        3,324          2,134
                                            -------        -------
                                             12,907         10,936
    Accumulated depreciation . . . . .       (6,491)        (6,493)
                                            -------        -------
                                            $ 6,416        $ 4,443
                                            =======        =======

Depreciation expense was $3,492, $2,239 and $1,705 for the years ended May 31, 1997, 1996 and 1995, respectively.

NOTE 7 -- LONG-TERM RECEIVABLES AND OTHER

Long-term receivables and other consist of the following:

                                                   MAY 31,
                                            --------------------
                                              1997          1996
                                            -------        ------
    Customer receivables . . . . . . .      $ 5,859        $ 2,016
    Employee receivables . . . . . . .        1,165            747
    Capitalized software costs . . . .          801            663
    Other. . . . . . . . . . . . . . .          312            765
                                            -------        -------
                                            $ 8,137        $ 4,191
                                            =======        =======

In accordance with SFAS No. 86, amortization expense of capitalized software costs of $454 was recorded in fiscal 1997. No amortization of capitalized software costs was recorded in fiscal 1996.








===============================================================================
                                  Page 43

                        TECHNOLOGY SOLUTIONS COMPANY

NOTE 8 -- INCOME TAXES

The Company uses an asset and liability approach to financial accounting and reporting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The provision for income taxes consists of the following:

                                                 FOR THE YEARS ENDED MAY 31,
                                                 ---------------------------
    Current:                                       1997      1996      1995
                                                 -------    ------   -------
         Federal . . . . . . . . . . . . . . .   $10,114    $1,054   $(1,104)
         State . . . . . . . . . . . . . . . .     3,115       473      (508)
         Foreign . . . . . . . . . . . . . . .       --        220       --
                                                 -------    ------   -------
            Total current. . . . . . . . . . .    13,229     1,747    (1,612)
                                                 -------    ------   -------
    Deferred:
         Federal . . . . . . . . . . . . . . .    (3,061)      310     2,017
         State . . . . . . . . . . . . . . . .      (540)      137       928
         Foreign . . . . . . . . . . . . . . .       282       --        --
                                                 -------    ------   -------
            Total deferred . . . . . . . . . .    (3,319)      447     2,945
                                                 -------    ------   -------
    Provision for income taxes . . . . . . . . $   9,910    $2,194   $ 1,333
                                               =========    ======   =======

Total provision for income taxes differed from the amount computed by applying the federal statutory income tax rate to income from continuing operations due to the following:

                                                 FOR THE YEARS ENDED MAY 31,
                                                 ---------------------------
                                                   1997      1996      1995
                                                 -------    ------   -------
    Federal tax provision, at statutory rate . .  $8,741    $2,301    $1,598
    State tax provision, net of Federal benefit.   1,674       328       248
    Effect of foreign tax rate differences . . .     (91)       33       --
    Nontaxable investment income . . . . . . . .    (532)     (468)     (509)
    Nondeductible goodwill . . . . . . . . . . .      51       --        --
    Other. . . . . . . . . . . . . . . . . . . .      67       --         (4)
                                                 -------    ------   -------
    Provision for income taxes . . . . . . . . .  $9,910    $2,194    $1,333
                                                 =======    ======    ======

Total income tax (benefit) provision was allocated as follows:

                                                 FOR THE YEARS ENDED MAY 31,
                                               -----------------------------
                                                   1997      1996      1995
                                               ---------   -------   -------
    Income from continuing operations. . . . . $  9,910    $ 2,194    $1,333
    Items charged directly to stockholders'
       equity. . . . . . . . . . . . . . . . .  (11,605)    (5,151)     (352)
                                               ---------   -------   -------
    Total tax (benefit) provision. . . . . . . $ (1,695)   $(2,957)   $  981
                                               ========    =======   =======


===============================================================================
                                  Page 44

                        TECHNOLOGY SOLUTIONS COMPANY

Deferred tax assets and liabilities were comprised of the following:

                                                                MAY 31,
                                                          ------------------
                                                            1997        1996
                                                          -------     -------
    Deferred tax assets:
         Deferred compensation and bonuses . . . . . .    $ 2,737     $ 1,008
         1990 stock options awarded. . . . . . . . . .       --            15
         Net operating loss and credits. . . . . . . .      3,503        --
         Receivable valuation allowances and reserves
            for possible losses. . . . . . . . . . . .      1,982         597
         Legal and other accruals. . . . . . . . . . .        883         814
         Depreciation. . . . . . . . . . . . . . . . .        393         394
         Unrealized holding loss . . . . . . . . . . .        195         343
                                                           ------      ------
           Total deferred tax assets . . . . . . . . .      9,693       3,171
                                                           ------      ------
    Deferred tax liabilities:
         Prepaid expenses. . . . . . . . . . . . . . .     (1,968)     (1,372)
         Capitalized software development costs. . . .        (91)       (323)
         Other . . . . . . . . . . . . . . . . . . . .       (400)       (282)
                                                          -------     -------
           Total deferred tax liabilities. . . . . . .     (2,459)     (1,977)
                                                          -------     -------
         Net deferred tax asset. . . . . . . . . . . .    $ 7,234     $ 1,194
                                                          =======     =======


The Company has federal net operating losses of $7,192 which will expire in 2011. In addition, the Company has an alternative minimum tax credit of $287 which is available to reduce future federal regular income taxes, if any, over an indefinite period.

Income before income taxes consisted of the following:

                                           FOR THE YEARS ENDED MAY 31,
                                           ----------------------------
                                             1997      1996       1995
                                           -------    ------     ------
    United States. . . . . . . . .         $23,910    $6,217     $4,700
    Foreign. . . . . . . . . . . .           1,067       551        --
                                           -------    ------     ------
    Total. . . . . . . . . . . . .         $24,977    $6,768     $4,700
                                           =======    ======     ======

Income taxes paid (received) during fiscal 1997, 1996 and 1995 were $135, $545 and $(2,172), respectively.



===============================================================================
                                  Page 45

                        TECHNOLOGY SOLUTIONS COMPANY

NOTE 9 -- LINE OF CREDIT

The Company has available a $5.0 million unsecured line of credit facility which expires September 5, 1997. The borrowing rate is at either the bank's reference rate or at the Eurodollar rate plus 0.75 percent and is based upon the amount borrowed. The unused line fee is 0.25 percent of the unused portion of the commitment. There was no borrowing under the line of credit during fiscal 1997.

NOTE 10 -- EXECUTIVE DEFERRED COMPENSATION PLAN

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

NOTE 11 -- EMPLOYEE STOCK PURCHASE PLAN

Effective November 1, 1995 the Company instituted the Technology Solutions Company 1995 Employee Stock Purchase Plan (the "Plan"). The Plan qualifies as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. The Plan is administered by the Compensation Committee of the Board of Directors. The Plan permits eligible employees to purchase an aggregate of 1,125,000 shares of the Company's Common Stock. Shares are purchased for the benefit of the participants at the end of each three month purchase period. During the fiscal years ended May 31, 1997 and 1996, 119,443 and 58,569 shares of common stock were purchased under this plan, respectively.







===============================================================================
                                  Page 46

                        TECHNOLOGY SOLUTIONS COMPANY

NOTE 12 -- STOCKHOLDERS' EQUITY

On June 26, 1997, the Board of Directors declared a three-for-two stock split to be effected as a 50 percent stock dividend for stockholders of record on July 10, 1997. The stock split was effective August 1, 1997. The financial statements and the relevant share and per share data included herein have been adjusted to reflect the stock split. As a result of the increase in issued shares, common stock has been increased and capital in excess of par has been decreased by $90.

NOTE 13 -- STOCK OPTIONS

On September 26, 1996, the Company's stockholders approved the Technology Solutions Company 1996 Stock Incentive Plan (the "1996 Plan"). The 1996 Plan replaces each of the Technology Solutions Company's Stock Option Plan (the "Original Plan"), the Technology Solutions Company 1992 Stock Incentive Plan (the "1992 Plan") and the Technology Solutions Company 1993 Outside Directors Stock Option Plan (the "1993 Plan" and together with the Original Plan and the 1992 Plan, the "Predecessor Plans"). With the approval of the 1996 Plan, no future awards will be made under the Predecessor Plans. Previous awards made under the Predecessor Plans are not affected. Shares subject to awards made under any of the Predecessor Plans will be available under the 1996 Plan, under certain circumstances, to the extent that such shares are not issued or delivered in connection with such awards. A total of 1,580,159 shares of the Company's common stock were available for grant on September 26, 1996 under the Predecessor Plans. With the approval of the 1996 Plan, these shares became available for grant under the 1996 Plan. On September 26, 1996, the stockholders also approved the addition of 1,500,000 shares to the 1996 Plan.

Options granted under the 1996 Plan and the Predecessor Plans authorize the grant of a variety of stock options and other awards if authorized by the Company's Board of Directors at prices not less than the fair market value at the date of grant. Options granted under the Predecessor Plans are generally exercisable beginning one year after the date of grant and are fully exercisable in three to four years from date of grant. Options granted under the 1996 Plan are generally exercisable beginning twelve months after date of grant and are fully exercisable in forty-two months from date of grant. Options available for grant are 3,013,385 and 3,042,435 as of May 31, 1997 and 1996, respectively.










===============================================================================
                                  Page 47

                        TECHNOLOGY SOLUTIONS COMPANY

Effective May 31, 1997, the Company has elected to disclose the proforma effects of SFAS No. 123, "Accounting for Stock-Based Compensation." As allowed under the provisions of this new statement, the Company will continue to apply APB Opinion No. 25 and related interpretations in accounting for the stock options awarded under the Company's 1996 Plan. Accordingly, no compensation cost has been recognized for these stock options. Had compensation cost for the Company's 1996 Plan and Employee Stock Purchase Plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

                                   1997           1996
                                -----------    -----------
Net Income:
    As reported. . . . . . .      $15,067        $4,574
    Pro forma. . . . . . . .      $11,018        $3,373
Earnings per share:
    As reported. . . . . . .        $0.57         $0.20
    Pro forma. . . . . . . .        $0.41         $0.14

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                   1997           1996
                                -----------    -----------
Expected volatility. . . . .    40.9%-51.4%    50.6%-52.0%
Risk-free interest rates . .    5.28%-6.84%    5.28%-6.39%
Expected lives . . . . . . .      4.5 years      4.5 years

The Company has not paid and does not anticipate paying dividends; therefore, the expected dividend yield is assumed to be zero.










===============================================================================
                                  Page 48

                        TECHNOLOGY SOLUTIONS COMPANY

A summary of the status of the Company's option plans is presented below:

                                                           1997                            1996
                                                         WEIGHTED-                       WEIGHTED-
                                                          AVERAGE                         AVERAGE
                                           1997          EXERCISE         1996           EXERCISE
                                          SHARES           PRICE         SHARES            PRICE
                                        ---------         ------       ----------        ----------
Outstanding at beginning of year. . .   6,967,140        $ 4.52        7,689,771          $ 3.45
Granted . . . . . . . . . . . . . . .   1,910,619        $16.39        1,954,013          $ 7.72
Exercised . . . . . . . . . . . . . .  (1,710,498)       $22.53       (2,397,914)         $ 9.81
Forfeited . . . . . . . . . . . . . .    (395,912)       $12.75         (278,730)         $ 3.47
                                       ----------                     ----------
Outstanding at end of year. . . . . .   6,771,349        $ 7.55        6,967,140          $ 4.52
                                       ==========                     ==========
Exercisable at end of year. . . . . .   2,858,730        $ 4.51        3,203,004          $ 3.61
                                       ==========                     ==========
Weighted-average fair value of
   options granted during the year. .       $7.86                                          $3.73


The following summarizes information about options outstanding as of May 31, 1997:


                             OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                      ---------------------------------   ------------------------
                                  AVERAGE     WEIGHTED-                  WEIGHTED-
     RANGE OF                    REMAINING     AVERAGE                      AVERAGE
     EXERCISE                   CONTRACTUAL   EXERCISE                     EXERCISE
       PRICES           SHARES     LIFE        PRICES       SHARES          PRICES
    -------------     ---------  ---------     -------    -----------       -------
    $ 0.19-$ 6.50     4,223,156   10 years      $ 3.38    2,541,046         $ 3.76
    $ 6.51-$10.00       423,814   10 years      $ 7.90      190,374         $ 7.94
    $10.01-$15.00     1,522,690    9 years      $14.18       77,810         $13.57
    $15.01-$30.00       601,689    9 years      $19.80       49,500         $15.72
                      ---------                           ---------
                      6,771,349    9 years      $ 7.55    2,858,730         $ 4.51
                      =========                           =========






===============================================================================
                                  Page 49

                        TECHNOLOGY SOLUTIONS COMPANY

NOTE 14 -- REPORTING SEGMENTS

The Company operates in a single industry segment. The Company has operations in the United States, Mexico, Colombia, Canada, the United Kingdom, Germany, France, and Switzerland. Identifiable assets of foreign subsidiaries are those assets related to the operations of those subsidiaries. United States assets consist of all other operating assets of the Company.



                              UNITED         FOREIGN
                              STATES       SUBSIDIARIES   CONSOLIDATED
                             --------      ------------   ------------
1997
    Total net revenue        $144,861        $20,227       $165,088
    Operating income         $ 21,856        $ 1,017       $ 22,873
    Identifiable assets      $129,457        $ 4,409       $133,866

1996
    Total net revenue        $ 94,381        $ 3,218       $ 97,599
    Operating income         $  4,324        $   540       $  4,864
    Identifiable assets      $ 87,467        $ 1,970       $ 89,437

1995
    Total net revenue        $ 65,817        $    --       $ 65,817
    Operating income         $  2,770        $    --       $  2,770
    Identifiable assets      $ 65,222        $    --       $ 65,222


NOTE 15 -- MAJOR CLIENTS

The Company's five largest clients in fiscal 1997 accounted for 8 percent, 7 percent, 5 percent, 4 percent, and 3 percent of total revenues, respectively; in fiscal 1996, the five largest clients accounted for 21 percent, 6 percent, 6 percent, 6 percent, and 5 percent of total revenues, respectively; and in fiscal 1995, they accounted for 24 percent, 18 percent, 6 percent, 5 percent, and 4 percent of total revenues, respectively. No clients accounted for 10 percent or more of revenues in fiscal 1997. In fiscal 1996, one client accounted for 10 percent or more of revenues, and in fiscal 1995, two clients each accounted for 10 percent or more of revenues.


===============================================================================
                                  Page 50

                        TECHNOLOGY SOLUTIONS COMPANY

NOTE 16 -- LEASES

OPERATING LEASES

The Company leases various office facilities under operating leases expiring at various dates through July 31, 2004. Additionally, the Company leases various apartments and office equipment under operating leases expiring at various dates. Rental expense for all operating leases approximated $3,217, $1,442 and $948 for the years ended May 31, 1997, 1996, and 1995, respectively.

Future minimum rental commitments under noncancelable operating leases with terms in excess of one year are as follows:

                          FISCAL YEAR               AMOUNT
                          -----------              -------
                            1998. . . . . . . .     $5,511
                            1999. . . . . . . .      2,449
                            2000. . . . . . . .      1,295
                            2001. . . . . . . .      1,135
                            2002. . . . . . . .        762
                            Thereafter. . . . .      1,152
                                                   -------
                                                   $12,304
                                                   =======

CAPITAL LEASES

The Company's capital leases, which are included in computers, furniture, and equipment, are as follows:

                                          MAY 31,
                                      -----------------
                                       1997      1996
                                      ------    --------
   Gross portable computers. . . . .  $  --     $ 3,765
   Other capitalized equipment . . .     101        102
   Accumulated depreciation. . . . .     (93)    (1,635)
                                      -------   --------
                                      $    8    $ 2,232
                                      =======   ========

The entire lease obligation related to the capital leases is classified in current liabilities. Amortization of approximately $61, $1,100 and $400 in fiscal years 1997, 1996 and 1995, respectively, related to these capital leases is included in depreciation expense.





===============================================================================
                                  Page 51

                        TECHNOLOGY SOLUTIONS COMPANY

NOTE 17 -- LITIGATION

In September 1993, then Company director and vice-chairman Melvyn E. Bergstein filed a complaint in the Circuit Court of Cook County, Chancery Division, alleging, among other things, he was wrongfully terminated as an employee. As a result of this alleged wrongful termination, Mr. Bergstein claimed that restrictive covenants in his employment agreement were invalid, and that he had incurred damages as a result of the alleged wrongful termination. On March 12, 1996 the Company and the individual defendants entered into a settlement agreement with Messrs. Bergstein, Moffitt, and Mikolajczyk. In accordance with the settlement agreement, all claims, counterclaims and third party claims were dismissed with prejudice on March 14, 1996.

The Company is party to lawsuits arising out of the normal course of business. Management believes the final outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 18 -- SUBSEQUENT EVENTS

In June 1997, the Company acquired The Bentley Company, Inc., ("Bentley") for a combination of cash and the Company's common stock. The transaction was accounted for using the purchase method of accounting and goodwill was recorded and will be amortized over five years on a straight-line basis beginning in June 1997. Total consideration paid for Bentley was approximately $12.7 million. Cash paid for Bentley totaled $7.4 million and the Company also exchanged 29,535 shares of the Company's common stock for all the issued and outstanding stock of Bentley. The purchase price may be increased by approximately $5.8 million if certain performance targets are met over the next two years. Goodwill recorded was approximately $12.8 million. Bentley is a Boston-area based firm specializing in business and operations consulting in the area of customer service and field service and support.







===============================================================================
                                  Page 52

                        TECHNOLOGY SOLUTIONS COMPANY

NOTE 19-- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                        August 31,      November 30,   February 28,    May 31,
QUARTER ENDED              1996             1996           1997          1997
                        ----------      ------------   ------------    --------
Revenues                 $32,162          $39,521        $42,346        $51,059
Operating income         $ 3,151          $ 5,928        $ 6,003        $ 7,791
Net income               $ 2,125          $ 3,746        $ 3,993        $ 5,203
Earnings per share(A)    $  0.09          $  0.14        $  0.15        $  0.19


                        August 31,     November 30,   February 29,     May 31,
QUARTER ENDED             1995           1995(B)        1996(C)          1996
                       ----------      ------------   ------------     --------
Revenues                 $20,732          $23,300        $25,466        $28,101
Operating income (loss   $ 1,241          $  (560)       $   552        $ 3,631
Net income               $ 1,155          $    43        $   768        $ 2,608
Earnings per share(A)    $  0.05          $  0.01        $  0.03        $  0.11

                       August 31,     November 30,    February 28,     May 31,
QUARTER ENDED            1994            1994           1995(D)          1995
                      ----------      ------------   ------------     ---------
Revenues                 $13,436          $15,557        $17,215        $19,609
Operating income (loss)  $   576          $ 1,128        $  (362)       $ 1,428
Net income               $   746          $ 1,107        $   202        $ 1,312
Earnings per share(A)    $  0.03          $  0.05        $  0.02        $  0.06


---------------------
(A) All earnings per share data have been restated to reflect the three-for-two stock splits that were effective on August 1, 1997 and July 30, 1996, respectively.
(B) Includes a charge of $2.3 million related to shareholder litigation settlement.
(C) Includes a charge of $0.9 million related to Company founders litigation settlement.
(D) Includes a charge of $1.6 million related to agreements with former company executives.



===============================================================================
                                  Page 53

                                 FINANCIAL STATEMENT

                                       SCHEDULE

                           TECHNOLOGY SOLUTIONS COMPANY


               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995
                                (IN THOUSANDS)


                                       BALANCE AT                                      BALANCE AT
   DESCRIPTION OF                      BEGINNING                                         END OF
ALLOWANCE AND RESERVES                  OF YEAR       ADDITIONS        DEDUCTIONS         YEAR
----------------------                 ----------     ---------        ----------      -----------

1995
Valuation allowance
  and receivable reserves
  for potential losses                  $1,720          $2,059           $1,942         $1,837
                                        ======          =======          =======        ======

1996
Valuation allowance
  and receivable reserves
  for potential losses                  $1,837          $1,339           $1,306         $1,870
                                        ======          =======          =======        ======

1997
Valuation allowance
  and receivable reserves
  for potential losses                  $1,870          $2,712           $1,236         $3,346
                                        ======          =======          =======        ======

===============================================================================
                                        Page 54

                            TECHNOLOGY SOLUTIONS COMPANY

===============================================================================

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K(Continued)

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

10.01 Technology Solutions Company 1996 Stock Incentive Plan, as amended, filed as Exhibit 4.3 to TSC's Registration Statement of Form S-8 filed July 16, 1997, is hereby incorporated by reference.

10.02 The Bentley Company Stock Option Plan, as amended, filed as Exhibits 4.4 and 4.5 to TSC's Registration Statement on Form S-8 filed July 16, 1997, is hereby incorporated by reference.

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

===============================================================================
                                   Page 55

                             TECHNOLOGY SOLUTIONS COMPANY

===============================================================================

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

ITEM 14(a)(3) EXHIBITS (CONTINUED)

10.06         Employment Agreement of William H. Waltrip, filed as
              Exhibit 10.06 to TSC's Annual Report on Form 10-K for the fiscal year ended May 31, 1996, is hereby incorporated by reference.

10.07 Employment Agreement of John T. Kohler, filed as Exhibit 10.07 to TSC's Annual Report on Form 10-K for the fiscal year ended May 31, 1996, is hereby incorporated by reference.

10.08 Employment Agreement of James S. Carluccio, filed as Exhibit 10.08 to TSC's Annual Report on Form 10-K for the fiscal year ended
              May 31, 1994, is hereby incorporated by reference.

10.09 Employment Agreement of Jack N. Hayden, filed as Exhibit 10.09 to TSC's Annual Report on Form 10-K for the fiscal year ended May 31, 1996, is hereby incorporated by reference.

10.10 Employment Agreement of Kelly D. Conway, filed as Exhibit 10.12 to TSC's Annual Report on Form 10-K for the fiscal year ended May 31, 1996, is hereby incorporated by reference.

10.11 Employment Agreement of Martin T. Johnson, filed as Exhibit 10.14 to TSC's Annual Report on Form 10-K for the fiscal year ended
              May 31, 1995, is hereby incorporated by reference.

10.12 Employment Agreement of Paul R. Peterson, filed as Exhibit 10.15 to TSC's Annual Report on Form 10-K for the fiscal year ended May 31, 1995, is hereby incorporated by reference.

10.13         Employment Agreement of Michael J. McLaughlin, filed as
              Exhibit 10.16 to TSC's Annual Report on Form 10-K for the fiscal year ended May 31, 1996, is hereby incorporated by reference.

===============================================================================
                                       Page 56

                             TECHNOLOGY SOLUTIONS COMPANY

===============================================================================
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K (CONTINUED)

ITEM 14(a)(3) EXHIBITS (CONTINUED)

11.01*    Statement re Computation of Per Share Earnings.
21.01*    Subsidiaries of the Company.
23.01*    Consent of Price Waterhouse LLP.

Exhibits 10.01 through 10.13 listed above are the management contracts and compensatory plans or arrangements required to be filed as exhibits hereto pursuant to the requirements of Item 601 of Regulation S-K.

ITEM 14(b)    REPORTS ON FORM 8-K

During the quarter ended May 31, 1997, the Company did not file any reports on Form 8-K.
______________
*Filed herewith


===============================================================================
                                    Page 57

                              SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THE 25TH DAY OF AUGUST 1997.

                                            TECHNOLOGY SOLUTIONS COMPANY



                                            By:  /s/ MARTIN T. JOHNSON
                                                 ------------------------
                                                      Martin T. Johnson
                                        CHIEF FINANCIAL AND ACCOUNTING OFFICER

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT, IN THE CAPACITIES AND ON THE DATE INDICATED.

     SIGNATURE

/S/ WILLIAM H. WALTRIP               (AUGUST 25, 1997)      Chairman
-------------------------------------------------------     Officer and Director
     William H. Waltrip


/s/ JOHN T. KOHLER                   (AUGUST 25, 1997)      President, Chief
------------------------------------------------------      Executive Officer
      John T. Kohler                                        and Director


/s/ MARTIN T. JOHNSON                (AUGUST 25, 1997)      Chief Financial and
------------------------------------------------------      Accounting Officer
    Martin T. Johnson


/s/ MICHAEL J. MCLAUGHLIN            (AUGUST 25, 1997)      Director
------------------------------------------------------
    Michael J. McLaughlin


/s/ MICHAEL J. MURRAY                (AUGUST 25, 1997)      Director
------------------------------------------------------
    Michael J. Murray


/s/ STEPHEN B. ORESMAN               (AUGUST 25, 1997)      Director
------------------------------------------------------
    Stephen B. Oresman


/s/ JOHN R. PURCELL                  (AUGUST 25, 1997)      Director
-------------------------------------------------------
    John R. Purcell

(BEING THE PRINCIPAL EXECUTIVE OFFICERS, THE PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICERS AND A MAJORITY OF THE DIRECTORS OF TECHNOLOGY SOLUTIONS COMPANY.)
===============================================================================
                            Page 61