Form 10-Q
period 1997-08-31
TECHNOLOGY SOLUTIONS COMPANY
filed 1997-10-14
CIK 877645

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

                        FOR THE QUARTER ENDED AUGUST 31, 1997

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

AS OF OCTOBER 8, 1997, THERE WERE OUTSTANDING 25,828,720 SHARES OF TSC COMMON STOCK, PAR VALUE $.01.

                             TECHNOLOGY SOLUTIONS COMPANY
                                  INDEX TO FORM 10-Q

--------------------------------------------------------------------------------

                                        PART I
                                                                           PAGE
                                                                          NUMBER
                                                                          ------
FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS

    Consolidated Balance Sheets as of
         August 31, 1997 and May 31, 1997. . . . . . . . . . . . . . . . . .3

    Consolidated Statements of Income
         for the Three Months Ended August 31, 1997 and 1996 . . . . . . . .4

    Consolidated Statements of Cash Flows
         for the Three Months Ended August 31, 1997 and 1996 . . . . . . . .5

    Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . 10

                                       PART II

    OTHER INFORMATION

         Item 6. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

    SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

    EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

    EXHIBIT 11--Statement Re Computation of Per Share Earnings . . . . . . 17



--------------------------------------------------------------------------------

                            PART I.  FINANCIAL INFORMATION
--------------------------------------------------------------------------------
ITEM 1.  FINANCIAL STATEMENTS
                             TECHNOLOGY SOLUTIONS COMPANY
                             CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share and per share data)
                                        ASSETS
                                        ------
                                                        August 31,    May 31,
                                                          1997         1997
                                                         --------     --------
                                                       (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . .   $  20,931    $  27,951
  Marketable securities. . . . . . . . . . . . . . .      19,036       15,988
  Receivables, less allowance for doubtful receivables
     of $4,164 and $3,346. . . . . . . . . . . . . .      55,120       43,907
  Refundable income taxes. . . . . . . . . . . . . .          77        1,398
  Deferred income taxes. . . . . . . . . . . . . . .       8,700        7,234
  Other current assets . . . . . . . . . . . . . . .      11,732       11,196
                                                       ---------    ---------
     Total current assets. . . . . . . . . . . . . .     115,596      107,674

COMPUTERS, FURNITURE AND EQUIPMENT, NET. . . . . . .       7,443        6,416

LONG-TERM INVESTMENTS. . . . . . . . . . . . . . . .       5,831        8,118

COST IN EXCESS OF NET ASSETS OF ACQUIRED
  BUSINESSES AND OTHER INTANGIBLES . . . . . . . . .      16,229        3,521

LONG-TERM RECEIVABLES AND OTHER. . . . . . . . . . .       7,663        8,137
                                                       ---------    ---------
     Total assets. . . . . . . . . . . . . . . . . .   $ 152,762    $ 133,866
                                                       ---------    ---------
                                                       ---------    ---------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . . .   $   1,004    $   1,604
  Accrued compensation and related costs . . . . . .      13,529       17,001
  Capitalized lease obligations. . . . . . . . . . .         294          240
  Deferred compensation. . . . . . . . . . . . . . .      10,708        6,842
  Other current liabilities. . . . . . . . . . . . .       4,953        2,392
                                                       ---------    ---------
     Total current liabilities . . . . . . . . . . .      30,488       28,079
                                                       ---------    ---------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; shares
     authorized -- 10,000,000; none issued . . . . .       --           --
  Common stock, $.01 par value; shares authorized --
     50,000,000; shares issued -- 26,855,247 . . . .         269          269
  Capital in excess of par value . . . . . . . . . .      71,982       61,958
  Retained earnings. . . . . . . . . . . . . . . . .      55,586       51,627
  Unrealized holding loss. . . . . . . . . . . . . .        (361)        (319)
  Cumulative translation adjustment. . . . . . . . .        (458)        (318)
                                                       ---------    ---------
                                                         127,018      113,217
Less:  Treasury Stock, at cost (1,352,814 and
         2,123,660 shares) . . . . . . . . . . . . .      (4,744)      (7,430)
                                                       ---------    ---------
       Total stockholders' equity. . . . . . . . . .     122,274      105,787
                                                       ---------    ---------

  Total liabilities and stockholders' equity . . . .    $152,762     $133,866
                                                       ---------    ---------
                                                       ---------    ---------

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.


--------------------------------------------------------------------------------

                             TECHNOLOGY SOLUTIONS COMPANY

                          CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except per share data)

                                                        For the Three Months
                                                          Ended August 31,
                                                          ----------------
                                                          1997         1996
                                                          ----         ----
                                                             (unaudited)

REVENUES:
  Professional fees. . . . . . . . . . . . . . . . . .   $60,358      $31,815
  Software and hardware products . . . . . . . . . . .        49          347
                                                         -------      -------
                                                          60,407       32,162
                                                         -------      -------

COSTS AND  EXPENSES:
  Project personnel. . . . . . . . . . . . . . . . . .    28,151       16,077
  Other project expenses . . . . . . . . . . . . . . .     9,194        4,793
  Cost of products sold. . . . . . . . . . . . . . . .     --              54
  Management and administrative support. . . . . . . .    11,845        5,611
  Goodwill amortization. . . . . . . . . . . . . . . .       877           72
  Incentive compensation . . . . . . . . . . . . . . .     3,650        2,404
                                                         -------      -------
                                                          53,717       29,011
                                                         -------      -------

OPERATING INCOME . . . . . . . . . . . . . . . . . . .     6,690        3,151
                                                         -------      -------

OTHER INCOME (EXPENSE):
  Net investment income. . . . . . . . . . . . . . . .       383          520
  Interest expense . . . . . . . . . . . . . . . . . .        (9)         (57)
                                                         -------      -------
                                                             374          463
                                                         -------      -------

INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . .     7,064        3,614

INCOME TAX PROVISION . . . . . . . . . . . . . . . . .     3,105        1,489
                                                         -------      -------

NET INCOME . . . . . . . . . . . . . . . . . . . . . .   $ 3,959     $  2,125
                                                         -------      -------
                                                         -------      -------

EARNINGS PER COMMON SHARE. . . . . . . . . . . . . . .  $   0.14    $    0.09
                                                         -------      -------
                                                         -------      -------

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES OUTSTANDING . . . . . .    27,976       25,800
                                                         -------      -------
                                                         -------      -------

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.


--------------------------------------------------------------------------------

                             TECHNOLOGY SOLUTIONS COMPANY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)


                                                                                    For the
                                                                               Three Months Ended
                                                                                     August 31,
                                                                               -------------------
                                                                               1997           1996
                                                                               ----           ----
                                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 3,959        $ 2,125
 Adjustments to reconcile net income to net
  cash used in operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . .           1,582            725
    Provisions for receivable valuation allowances and
     reserves for possible losses. . . . . . . . . . . . . . . . . .             910            706
    (Gain) on sale of investments. . . . . . . . . . . . . . . . . .             (37)          --
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .           2,538           (626)

    Changes in assets and liabilities:
    Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .          (9,512)        (6,126)
    Purchases of trading securities related to deferred
     compensation program. . . . . . . . . . . . . . . . . . . . . .          (3,866)        (1,999)
    Refundable income taxes. . . . . . . . . . . . . . . . . . . . .           1,320          1,768
    Other current assets . . . . . . . . . . . . . . . . . . . . . .            (508)          (572)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .          (1,382)           392
    Accrued compensation and related costs . . . . . . . . . . . . .          (3,494)        (4,031)
    Deferred compensation funds from employees . . . . . . . . . . .           3,866          1,999
    Other current liabilities. . . . . . . . . . . . . . . . . . . .              66            519
                                                                             -------        -------
     Net cash used in operating activities . . . . . . . . . . . . .          (4,558)        (5,120)
                                                                             -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from available-for-sale securities . . . . . . . . . . . .           1,000           --
 Proceeds from held-to-maturity investments. . . . . . . . . . . . .           2,290          3,020
 Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . .          (1,201)          (438)
 Net assets of acquired businesses and other intangibles . . . . . .          (7,360)          (332)
 Long-term receivables and other . . . . . . . . . . . . . . . . . .          (1,047)           122
 Capitalized lease obligation. . . . . . . . . . . . . . . . . . . .              54           (226)
                                                                             -------        -------
     Net cash (used in) provided by investing activities . . . . . .          (6,264)         2,146
                                                                             -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercise of stock options . . . . . . . . . . . . . .           3,528          2,119
 Proceeds from employee stock purchase plan. . . . . . . . . . . . .             655            279
                                                                             -------        -------
     Net cash provided by financing activities . . . . . . . . . . .           4,183          2,398
                                                                             -------        -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . . . . . . . . .            (381)          --
                                                                             -------        -------

DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . .          (7,020)          (576)

CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          27,951         12,990
                                                                             -------        -------

CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . . . . . . .         $20,931        $12,414
                                                                             -------        -------
                                                                             -------        -------

 The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.




--------------------------------------------------------------------------------

                             TECHNOLOGY SOLUTIONS COMPANY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1--BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Technology Solutions Company and its subsidiaries ("the Company"). The consolidated financial statements of income for the three months ended August 31, 1997 and August 31, 1996, the consolidated balance sheet as of August 31, 1997 and the consolidated statements of cash flows for the three months ended August 31, 1997 and August 31, 1996 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of August 31, 1997 and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 filed with the Securities and Exchange Commission on August 25, 1997.

Certain previously reported amounts have been reclassified to conform with the current period presentation, specifically the restate-ment of earnings per common share and weighted average number of common and common shares outstanding to reflect the three-for-two stock splits effected as a 50 percent stock dividend effective August 1, 1997 and July 30, 1996, respectively.

NOTE 2--THE COMPANY

The Company delivers business benefits through consulting and systems integration services that help clients transform customer relationships and improve operations. The Company's clients generally are located throughout the United States, and in Europe, Latin America, and Canada.

NOTE 3--SUMMARY OF SIGNIFI-CANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION--The accompanying consolidated financial statements include the accounts of Technology Solutions Company and its subsidiaries. All significant intercompany transactions have been eliminated. Acquired businesses are included in the results of operations since their acquisition dates.

REVENUE RECOGNITION--The Company derives substantially all of its revenues from information technology, strategic business and management consulting, systems integration, programming, and packaged software integration and implementation services. The Company operates in one industry segment--system integration services and consulting. The Company recognizes revenue on contracts as work is performed primarily based on hourly billing rates. Out-of-pocket expenses are


--------------------------------------------------------------------------------

                               TECHNOLOGY SOLUTIONS COMPANY

--------------------------------------------------------------------------------


presented net of amounts billed to clients in the accompanying consolidated statements of income. Contracts are performed in phases. Losses on contracts, if any, are reserved in full when determined. Revenue from licensing of software is recognized upon delivery of the product. The Company does not presently have any significant maintenance and support contracts for software licensed to clients. Revenue from hardware sales is recognized upon delivery.

CASH AND CASH EQUIVALENTS--The Company considers all highly liquid investments readily convertible into cash to be cash equivalents with original maturities of three months or less. These short-term investments are carried at cost plus accrued interest, which approximates market.

MARKETABLE SECURITIES--The Com-pany's marketable securities primarily consist of preferred stocks. These preferred stocks, all of which are classified as available-for-sale, are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a net after-tax amount in a separate component of stockholders' equity until realized. The Company's investments related to the executive deferred compensation plan are classified as trading securities, with unrealized gains and losses included in net investment income. Realized gains or losses are determined on the specific identification method.

COMPUTERS, FURNITURE AND EQUIPMENT--Computers, furniture and equipment are carried and depreciated on a straight-line basis over their estimated useful lives. Useful lives generally are five years or less.

COST IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES--The excess of cost over the fair market value of the net identifiable assets of businesses acquired (goodwill) is amortized on a straight-line basis, typically over a five-year period.

SOFTWARE DEVELOPMENT COSTS--The Company capitalizes certain software development costs once technological feasibility is established in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86--"Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Amortization of software costs is the greater of the amount computed using the (a) ratio of current revenues to the total current and anticipated future revenues or (b) the straight-line method over the estimated economic life of the product.

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

EARNINGS PER COMMON SHARE--Earnings per common share is computed by dividing net income per the modified treasury stock method by the weighted average number of common shares outstanding during each period presented, including common share equivalents arising from the


--------------------------------------------------------------------------------

                               TECHNOLOGY SOLUTIONS COMPANY

--------------------------------------------------------------------------------


assumed exercise of stock options, where appropriate. All share and per share amounts have been adjusted to reflect the Company's three-for-two stock splits effective August 1, 1997 and July 30, 1996, respectively.

FOREIGN CURRENCY TRANSLATION -- All assets and liabilities of foreign subsidiaries are translated to U.S. dollars at end-of-period exchange rates. Income and expense items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded as a component of stockholders' equity. The functional currencies for the Company's foreign subsidiaries are their local currencies. Gains and losses from foreign currency transactions of these subsidiaries are included in net income.

NEW ACCOUNTING STANDARDS--The Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," in February 1997. This statement establishes new standards for computing and presenting earnings per share. This statement is effective for financial statements issued for periods ending after December 15, 1997; earlier adoption is not permitted. Adoption of this statement will require the presentation of basic and diluted earnings per share. If the statement had been adopted, proforma basic and diluted earnings per share for the quarter ended August 31, 1997 and 1996 would have been as follows:

                            Three Months Ended
                                August 31,
                            ------------------
                             1997      1996
                             ----      ----
Basic earnings per share     $0.16     $0.09
Diluted earnings per share   $0.14     $0.09

INCOME TAXES--The Company files its federal and state income tax returns on a calendar year basis. The current income tax provision represents the Company's federal, state, and foreign income taxes for the fiscal year as though tax returns were filed on a fiscal year basis ending on May 31.

The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a period and the bases of assets and liabilities. The Company does not provide U.S. deferred income taxes on earnings of foreign subsidiaries which are expected to be indefinitely reinvested.

ESTIMATES AND ASSUMPTIONS--The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 4--STOCKHOLDERS' EQUITY

On June 26, 1997, the Board of Directors declared a three-for-two stock split to be effected as a 50 percent stock dividend for stockholders of record on July 10, 1997. The stock split was effective August 1, 1997.

The financial statements and the relevant share and per share data included herein have been adjusted to reflect the stock split. As a result of the increase in issued shares,


--------------------------------------------------------------------------------

                               TECHNOLOGY SOLUTIONS COMPANY

--------------------------------------------------------------------------------


common stock has been increased and capital in excess of par has been decreased by $90.

NOTE 5--STOCK OPTIONS

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

During the first quarter of fiscal 1998, the Company authorized the grant to employees, pursuant to the 1996 Plan, of options to purchase 1.4 million shares of the Company's common stock.

As of August 31, 1997, options to purchase 7.4 million shares of common stock were outstanding and options to purchase an additional 1.9 million shares of common stock were available for grant under the 1996 Plan.

NOTE 6--ACQUISITION OF THE BENTLEY COMPANY, INC.

In June 1997, the Company acquired The Bentley Company, Inc., ("Bentley") for a combination of cash and the Company's common stock. The transaction was accounted for using the purchase method of accounting and goodwill was recorded and will be amortized over five years on a straight-line basis beginning June 1997. Total consideration recorded for Bentley was approximately $12.7 million. Cash paid for Bentley totaled $7.4 million and the Company also exchanged 29,535 shares of the Company's common stock for all the issued and outstanding stock of Bentley and assumed the employee stock options outstanding under Bentley's stock option plan. The purchase price may be increased by approximately $5.8 million if certain performance targets are met over the next two years. Goodwill recorded was approximately $12.8 million. Bentley is a Boston-area based firm specializing in business and operations consulting and software package integration in the area of customer service and field service and support.


--------------------------------------------------------------------------------

                    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                             TECHNOLOGY SOLUTIONS COMPANY


RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 1997 COMPARED WITH THREE MONTHS ENDED AUGUST 31, 1996

The amounts shown in this Form 10-Q filing for earnings per share and common and common equivalent shares outstanding are different from the amounts indicated in the earnings release dated September 25, 1997 due to the recalculation of the number of stock options outstanding after the Company's August 1, 1997 stock split. The impact of this recalculation was to reduce earnings per share by $0.007. The recalculated earnings per share are $0.14 and the number of common and common equivalent shares outstanding are 27,975,688.

Consolidated net revenues for the first quarter ended August 31, 1997 increased 88 percent to $60.4 million compared with $32.2 million for the same period last fiscal year. The principal source of the increase was a 53 percent increase in domestic billable hours, and, to a lesser extent, a slight increase in domestic hourly billing rates. The increase in billable hours was attributable to the significant growth in the overall technology professional services market combined with the Company's ability to increase the number of its consulting staff, through both recruiting efforts and business combinations. Also contributing to higher revenues is the increase in the Company's sales and marketing efforts. Total Company headcount increased 82 percent to 1,312 at the end of the fiscal 1998 first quarter compared to 719 at the end of the fiscal 1997 first quarter. The total number of project managers increased to 127 at the end of this quarter compared to 88 a year earlier. Additionally, the Company recorded international revenues of $9.2 million in the first quarter of fiscal 1998 compared to $5.0 million for the same period last year. This increase is due to the increased demand for consulting and systems integration services outside the United States, as well as the Company's continued expansion of the business into international markets.

First quarter project personnel costs, which represent mainly professional salaries and benefits, increased to $28.2 million in fiscal 1998 from $16.1 million in fiscal 1997, an increase of 75 percent. The increase was due to additional headcount and was consistent with the higher revenues reported in the fiscal 1998 first quarter. Project personnel costs as a percentage of net revenues were 47 percent for the first quarter of fiscal 1998 compared with project personnel costs as a percentage of net revenues of 50 percent in the comparable period of fiscal 1997. This decrease was primarily the result of more efficient utilization of professional staff offset in part by the time lag between incurrence of project personnel costs and the revenue generated by these personnel.

The Company charges most of its project expenses directly to the client. Other project expenses consist of nonbillable expenses directly incurred for client projects and business development efforts including recruiting fees, sales and marketing expenses, personnel training and provisions for valuation allowances and reserves for


--------------------------------------------------------------------------------
potential losses on continuing projects. Other project expenses for the first quarter of fiscal 1998 increased $4.4 million to $9.2 million compared with $4.8 million during the first quarter of fiscal 1997. Other project expenses as a percentage of net revenues, however, remained unchanged between years at 15 percent.

Management and administrative support costs increased $6.2 million to $11.8 million in the first quarter of fiscal 1998 from $5.6 million in the first quarter of fiscal 1997. This increase was primarily attributable to the costs associated with the expansion of the business and increased headcount levels. Infrastructure costs increased $2.0 million from the first quarter of fiscal 1997 due primarily to the opening and expansion of domestic and international facilities and increased internal systems and communications costs. Also contributing to increased management and administrative costs is higher recruiting expenses of $0.4 million due to the expansion of the Company's internal recruiting organization. Management costs associated with the Company's domestic and international practice areas increased $2.6 million primarily as a result of the growth of existing practice areas, addition of new practice areas and associated regional management, as well as increased sales and marketing efforts. Goodwill amortization increased to $0.9 million in the first quarter of fiscal 1998 compared to $0.1 million in the first quarter of fiscal 1997 primarily due to the purchase of Bentley, for which $0.6 million of goodwill amortization was recorded in the first quarter. Also contributing, to a lesser extent, was the goodwill amortization of several other smaller businesses purchased in fiscal years 1997 and 1996.

Incentive compensation increased to $3.6 million in the first quarter of fiscal 1998 compared to $2.4 million for the same period last year. The increase is due to increased headcount, at both the consulting staff and the project manager levels, and the Company profitability improvement. The Company expects to continue to accrue incentive compensation throughout fiscal 1998.

Investment income in the fiscal 1998 first quarter was $0.4 million compared to $0.5 million a year earlier.

The Company's effective tax rate for the first quarter of fiscal 1998 was 44.0 percent compared to 41.2 percent in the first quarter of fiscal 1997. The increase in the effective tax rate in the fiscal 1998 first quarter was the result of the reduction in the percentage of the Company's income coming from nontaxable investment income, increased non-deductible expenses for U.S. tax purposes, and increased foreign earnings in higher tax rate jurisdictions compared to the same period last year. Management believes that the existing levels of pretax earnings for financial reporting purposes will be sufficient to generate the minimum amount of future taxable income necessary to realize the deferred tax asset.

The increase in common and common equivalent shares outstanding was primarily due to the exercise of stock options and the impact of the increase in the Company's


--------------------------------------------------------------------------------
stock price on the calculation of common equivalent shares.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $4.6 million in the first quarter of fiscal 1998 compared to net cash used in operating activities of $5.1 million in the first quarter of fiscal 1997. Operating cash flow in this quarter was impacted by higher net income as a result of increased operating activities, partially offset by increased working capital requirements, especially the increase in net receivables of $9.5 million due to the significant growth of the Company's quarterly revenues compared to the same period last year. Other working capital requirements included the payment of employee bonuses in the fiscal 1998 first quarter of $9.5 million and the decrease in accounts payable. The employee bonus payments relate to fiscal 1997 and are generally paid by the Company on an annual basis during the first quarter following the end of the fiscal year. The decrease in accounts payable is due mainly to the timing of the payments.

The Company's significant amount of cash, cash equivalents and marketable securities has provided ample liquidity to handle the Company's cash requirements.

Cash used in investing activities was $6.3 million in the first quarter of fiscal 1998 compared to net cash provided by investing activities of $2.1 million for the same period last year. Proceeds from the sale of available-for-sale securities were $1.0 million and proceeds of $2.3 million were received by the Company due to the maturity of several held-to-maturity investments in the first quarter of fiscal 1998. These proceeds were reinvested in working capital requirements and the expansion of the business.


Capital expenditures in the first quarter of fiscal 1998 were $1.2 million. Capital expenditures are expected to continue at the current rate in fiscal 1998 due to the Company's anticipated expansion and growth. The Company expects that its future capital expenditures will be financed through cash flows from operating activities. The Company currently has no material commitments for capital expenditures.

Net cash outlays related to business acquisitions were $7.4 million due to the first quarter acquisition of Bentley for a combination of cash and the Company's common stock. The transaction was accounted for using the purchase method of accounting. Total consideration recorded for Bentley was approximately $12.7 million. In addition to cash, the Company exchanged 29,535 shares of common stock of the Company for all the issued and outstanding shares of Bentley and assumed the employee stock options outstanding under Bentley's stock option plan. The purchase price may be increased by approximately $5.8 million if certain performance targets are met over the next two years.

The Company has a $5.0 million unsecured line of credit facility (the "Facility") with Bank of America Illinois. The agreement expires September 5, 1998. At the Company's election, loans made under


--------------------------------------------------------------------------------
the Facility bear interest at either the Bank of America Illinois reference rate or at the Eurodollar rate plus 0.75 percent. The unused line fee is 0.25 percent of the unused portion of the commitment. The Facility requires, among other things, the Company to maintain certain financial ratios. As of August 31, 1997, the Company was in compliance with these financial ratio requirements. As of August 31, 1997, no borrowings were made under the Facility.

All share and per share data have been adjusted to reflect the Company's three-for-two stock splits effected as a 50 percent stock dividend effective August 1, 1997 and July 30, 1996, respectively.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," in June 1997. In addition to net income, comprehensive income includes items recorded directly to stockholders' equity such as the income tax benefit related to the exercise of certain stock options. This statement establishes new standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Adoption of this standard will only require additional financial statement disclosure detailing the Company's comprehensive income.

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

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN, INVOLVE RISKS AND UNCERTAINTIES INCLUDING THE SUCCESSFUL COMPLETION OF CLIENT PROJECTS AND THE DEVELOPMENT OF NEW CONSULTING SERVICES AND GEOGRAPHIC MARKETS, THE SUCCESSFUL INTEGRATION OF THE OPERATIONS OF RECENTLY ACQUIRED BUSINESSES AND BUSINESS COMBINATIONS, AND OTHER RISKS DETAILED IN THE COMPANY'S REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 1997, UNDER MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS' "ASSUMPTIONS UNDERLYING CERTAIN FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE FROM TIME TO TIME IN THE COMPANY'S OTHER SEC REPORTS. ACTUAL RESULTS MAY VARY MATERIALLY.


--------------------------------------------------------------------------------

                             TECHNOLOGY SOLUTIONS COMPANY

                             PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 6 -- EXHIBITS AND REPORT ON FORM 8-K
    (a)  Exhibits

         Exhibit 11

    (b) During the quarter ended August 31, 1997, TSC filed one report on Form 8-K

         The report on Form 8-K was dated July 2, 1997. This report contained information reported under Item 7 related to summary financial information for the fiscal year and fourth quarter ended May 31, 1997 and information related to TSC's Board of Directors approval of a 50 percent stock dividend distributed on August 1, 1997.





    All other items in Part II are either not applicable to the Company during the quarter ended August 31, 1997, the answer is negative, or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.


--------------------------------------------------------------------------------

                                      SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of October 1997.

                                       TECHNOLOGY SOLUTIONS COMPANY




Date:  October 14, 1997                By:  /s/ Martin T. Johnson
      --------------------                  -----------------------------------
                                                  Martin T. Johnson
                                               Chief Financial Officer


--------------------------------------------------------------------------------

                             TECHNOLOGY SOLUTIONS COMPANY




                                    EXHIBIT INDEX



Exhibit                                                     Paper (P) or
Number   Description                                       Electronic (E)
-------  -----------                                       --------------

 11      Statement re Computation of Per Share Earnings         (E)

 27      Financial Data Schedule                                (E)


--------------------------------------------------------------------------------
                                       Page 16