Form 10-Q
period 1997-11-30
TECHNOLOGY SOLUTIONS COMPANY
filed 1998-01-14
CIK 877645

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON D.C.  20549

                                   FORM 10-Q
                               ----------------


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED NOVEMBER 30, 1997

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

     AS OF JANUARY 7, 1998, THERE WERE OUTSTANDING 26,161,163 SHARES OF TSC COMMON STOCK, PAR VALUE $.01.

                         TECHNOLOGY SOLUTIONS COMPANY
                              INDEX TO FORM 10-Q
-------------------------------------------------------------------------------


                                    PART I
                                                                   PAGE
                                                                  NUMBER
FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS
   Consolidated Balance Sheets as of
     November 30, 1997 and May 31, 1997................................ 3

   Consolidated Statements of Income
     for the Three Months Ended and Six Months Ended
     November 30, 1997 and 1996........................................ 4

   Consolidated Statements of Cash Flows
     for the Six Months Ended November 30, 1997 and 1996............... 5

   Notes to Consolidated Financial Statements.......................... 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................ 10


                                    PART II

OTHER INFORMATION

   Item 1............................................................. 15

   Item 4............................................................. 16

   Item 6............................................................. 16

SIGNATURES............................................................ 17

EXHIBIT INDEX......................................................... 18

EXHIBIT 11--Statement Re Computation of Per Share Earnings............ 19


-------------------------------------------------------------------------------
                                       Page 2

                        PART I.  FINANCIAL INFORMATION
-------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                         TECHNOLOGY SOLUTIONS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)
                                    ASSETS

                                                    November 30,       May 31,
                                                        1997             1997
                                                    -----------        -------
                                                    (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents .......................   $  31,979        $  27,951
 Marketable securities ...........................      19,088           15,988
 Receivables, less allowance for doubtful
 receivables of $3,855 and $3,346 ................      56,783           43,907
 Refundable income taxes .........................         588            1,398
 Deferred income taxes ...........................       9,088            7,234
 Other current assets ............................      12,209           11,196
                                                     ---------        ---------
  Total current assets ...........................     129,735          107,674

COMPUTERS, FURNITURE AND EQUIPMENT, NET ..........       8,395            6,416

LONG-TERM INVESTMENTS ............................       4,818            8,118

COST IN EXCESS OF NET ASSETS OF ACQUIRED
   BUSINESSES AND OTHER INTANGIBLES ..............      15,227            3,521

OTHER ASSETS .....................................      11,627            8,137
                                                     ---------        ---------
  Total assets ...................................    $169,802         $133,866
                                                     =========        =========


                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable ................................    $  1,459         $  1,604
 Accrued compensation and related costs ..........      16,676           17,001
 Capitalized lease obligations ...................         301              240
 Deferred compensation ...........................      10,758            6,842
 Other current liabilities .......................       3,860            2,392
                                                     ---------        ---------
   Total current liabilities .....................      33,054           28,079
                                                     ---------        ---------

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; shares
    authorized -- 10,000,000; none issued .........         --               --
 Common stock, $.01 par value; shares
    authorized -- 50,000,000; shares issued
    -- 26,855,247 .................................        269              269
 Capital in excess of par value ...................     79,041           61,958
 Retained earnings ................................     60,898           51,627
 Unrealized holding loss ..........................       (107)            (319)
 Cumulative translation adjustment ................       (556)            (318)
                                                     ---------        ---------
                                                       139,545          113,217
Less:  Treasury Stock, at cost (796,539 and
    2,123,660 shares) .............................     (2,797)          (7,430)
                                                     ---------        ---------
  Total stockholders' equity ......................    136,748          105,787
                                                     ---------        ---------
  Total liabilities and stockholders' equity ......   $169,802         $133,866
                                                     =========        =========

  The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

-------------------------------------------------------------------------------
                                       Page 3

                         TECHNOLOGY SOLUTIONS COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)



                                   For the Three Months      For the Six Months
                                    Ended November 30,       Ended November 30,
                                   --------------------      ------------------
                                    1997           1996       1997        1996
                                    ----           ----       ----        ----
                                       (unaudited)               (unaudited)
REVENUES:
 Professional fees ................ $63,772      $39,521     $124,130   $71,336
 Software and hardware products ...     124           --          173       347
                                    -------      -------     --------   -------
                                     63,896       39,521      124,303    71,683
                                    -------      -------     --------   -------

COSTS AND  EXPENSES:
 Project personnel ................  29,305       17,746       57,456    33,823
 Other project expenses ...........   8,841        5,266       18,035    10,059
 Cost of products sold ............      --           --           --        54
 Management and administrative
   support ........................  12,913        7,685       24,758    13,296
 Goodwill amortization ............     929          275        1,806       347
 Incentive compensation ...........   2,843        2,621        6,493     5,025
                                    -------      -------     --------   -------
                                     54,831       33,593      108,548    62,604
                                    -------      -------     --------   -------
OPERATING INCOME ..................   9,065        5,928       15,755     9,079
                                    -------      -------     --------   -------
OTHER INCOME (EXPENSE):
 Net investment income ............     330          539          713     1,059
 Interest expense .................     (21)         (49)         (30)     (106)
                                    -------      -------     --------   -------
                                        309          490          683       953
                                    -------      -------     --------   -------

INCOME BEFORE INCOME TAXES ........   9,374        6,418       16,438    10,032

INCOME TAX PROVISION ..............   4,062        2,672        7,167     4,161
                                    -------      -------     --------   -------
NET INCOME ........................ $ 5,312      $ 3,746      $ 9,271   $ 5,871
                                    =======      =======     ========   =======
EARNINGS PER COMMON SHARE ......... $  0.19      $  0.14      $  0.33   $  0.23
                                    =======      =======     ========   =======

WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON
 EQUIVALENT SHARES
 OUTSTANDING ......................  28,622       26,583       28,281    26,100
                                    =======      =======     ========   =======

  The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

-------------------------------------------------------------------------------
                                       Page 4

                         TECHNOLOGY SOLUTIONS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                            For the
                                                        Six Months Ended
                                                          November 30,
                                                     --------------------
                                                     1997            1996
                                                     ----            ----
                                                          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ...................................    $ 9,271       $  5,871
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization .............      3,488          1,634
    Provisions for receivable valuation
      allowances and reserves for
      possible losses .........................      1,188          1,109
    Gain on sale of investments ...............        (48)            --
    Deferred income taxes .....................      7,452         (2,367)

    Changes in assets and liabilities:
      Receivables .............................    (11,326)       (15,794)
      Purchases of trading securities related
        to deferred compensation program ......     (3,916)        (2,766)
      Refundable income taxes .................        810          5,784
      Other current assets ....................        (24)            68
      Accounts payable ........................       (942)           593
      Accrued compensation and related costs ..       (339)        (1,084)
      Deferred compensation funds from employees     3,916          2,766
      Other current liabilities ...............     (1,941)         1,038
                                                   -------         ------
       Net cash provided by (used in)
         operating activities .................      7,589         (3,148)
                                                   -------         ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of available-for-sale securities ....     (1,500)            --
 Proceeds from available-for-sale securities ..      2,507             --
 Proceeds from held-to-maturity investments ...      3,290          6,060
 Capital expenditures, net ....................     (2,530)          (937)
 Net assets of acquired businesses and
   other intangibles ..........................     (7,360)        (1,277)
 Other assets .................................     (5,267)           (48)
 Capitalized lease obligation .................         61           (698)
                                                   -------         ------
  Net cash (used in) provided by
   investing activities .......................    (10,799)         3,100
                                                   -------         ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercise of stock options ......      6,386          4,090
 Proceeds from employee stock purchase plan ...      1,440            580
                                                   -------         ------
   Net cash provided by financing activities ..      7,826          4,670
                                                   -------         ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS .........................       (588)           (19)
                                                   -------         ------
INCREASE IN CASH AND CASH EQUIVALENTS .........      4,028          4,603

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD ..................................     27,951         12,990
                                                   -------         ------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......    $31,979        $17,593
                                                   =======         ======

  The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

-------------------------------------------------------------------------------
                                       Page 5

                         TECHNOLOGY SOLUTIONS COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Technology Solutions Company and its subsidiaries ("the Company"). The consolidated statements of income for the three months and six months ended November 30, 1997 and 1996, the consolidated balance sheet as of November 30, 1997 and the consolidated statements of cash flows for the six months ended November 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of November 30, 1997 and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 filed with the Securities and Exchange Commission on August 25, 1997.

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

REVENUE RECOGNITION--The Company derives substantially all of its revenues from information technology, strategic business and management consulting, systems integration, programming, and packaged software integration and implementation services. The Company operates in one industry segment--system integration services and consulting. The Company recognizes revenue on contracts as work is performed primarily based on hourly billing rates. Out-of-pocket expenses are presented net of amounts billed to clients in

-------------------------------------------------------------------------------
                                       Page 6

                         TECHNOLOGY SOLUTIONS COMPANY
the accompanying consolidated statements of income. Contracts are performed in phases. Losses on contracts, if any, are reserved in full when determined. Revenue from licensing of software is recognized upon delivery of the product. The Company does not presently have any significant maintenance and support contracts for software licensed to clients. Revenue from hardware sales is recognized upon delivery.

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

LONG-TERM INVESTMENTS--The Company's long-term investments consist of municipal bonds with maturities through 1998. Since the Company has the ability and intent to hold the bonds to maturity, the investments are classified as held-to-maturity under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and, accordingly, are accounted for at cost, net of accumulated amortization. Municipal bonds held by the Company are regarded as investment grade by independent nationally recognized rating agencies.

EARNINGS PER COMMON SHARE--Earnings per common share is computed by dividing net income per the modified treasury stock method by the weighted average number of common shares outstanding during each period presented, including


-------------------------------------------------------------------------------
                                       Page 7

                         TECHNOLOGY SOLUTIONS COMPANY
common share equivalents arising from the assumed exercise of stock options, where appropriate. All share and per share amounts have been adjusted to reflect the Company's three-for-two stock splits effective August 1, 1997 and July 30, 1996, respectively.

The Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," in February 1997. This statement establishes new standards for computing and presenting earnings per share. This statement is effective for financial statements issued for periods ending after December 15, 1997; earlier adoption is not permitted. Adoption of this statement will require the presentation of basic and diluted earnings per share. If the statement had been adopted, proforma basic and diluted earnings per share for the three and six months ended November 30, 1997 and 1996 would have been as follows:

                                                  Three Months  Ended
                                                      November 30,
                                                  1997           1996
                                                  --------------------
Basic earnings per share                          $0.20          $0.17
Diluted earnings per share                        $0.19          $0.14

                                                    Six Months  Ended
                                                        November 30,
                                                  1997           1996
                                                  --------------------
Basic earnings per share                          $0.36          $0.26
Diluted earnings per share                        $0.33          $0.23


FOREIGN CURRENCY TRANSLATION--All assets and liabilities of foreign subsidiaries are translated to U.S. dollars at end-of-period exchange rates. Income and expense items are translated at average exchange rates prevailing during the period.

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

The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a period and the bases of assets and liabilities. The Company does not provide U.S. deferred income taxes on earnings of foreign subsidiaries, which are expected to be indefinitely reinvested.

ESTIMATES AND ASSUMPTIONS--The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


-------------------------------------------------------------------------------
                                       Page 8

                         TECHNOLOGY SOLUTIONS COMPANY

NOTE 4--STOCK OPTIONS As of November 30, 1997, options to purchase 7.0 million shares of common stock were outstanding and options to purchase an additional 1.8 million shares of common stock were available for grant under the Technology Solutions Company 1996 Stock Incentive Plan.

NOTE 5--ACQUISITION OF THE BENTLEY COMPANY, INC. In June 1997, the Company acquired The Bentley Company, Inc., ("Bentley") for a combination of cash and the Company's common stock. The transaction was accounted for using the purchase method of accounting and goodwill was recorded and will be amortized over five years on a straight-line basis beginning June 1997. Total consideration recorded for Bentley was approximately $12.7 million. Cash paid for Bentley totaled $7.4 million and the Company also exchanged 29,535 shares of the Company's common stock for all the issued and outstanding stock of Bentley and assumed the employee stock options outstanding under Bentley's stock option plan. The purchase price may be increased by approximately $5.8 million if certain performance targets are met over the two years following the close of the transaction. Goodwill recorded was approximately $12.8 million. Bentley is a Boston-area based firm specializing in business and operations consulting and software package integration in the area of customer service and field service and support.


-------------------------------------------------------------------------------
                                       Page 9

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         TECHNOLOGY SOLUTIONS COMPANY


RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 1996

Consolidated net revenues for the second quarter ended November 30, 1997 increased 62 percent to $63.9 million compared to $39.5 million for the same period last fiscal year. The increase resulted from domestic revenue growth of 62 percent and international revenue growth of 60 percent. The source of this growth is the continued strong demand for the Company's technology and business consulting professional services in both the domestic and international markets. The Company's ability to generate this revenue increase is due to the Company's increased consulting staff recruiting efforts and the additional consulting staff that joined the Company in previously reported business combinations. Total Company headcount increased 69 percent to 1,410 at the end of the fiscal 1998 second quarter compared to 836 at the end of the same period in fiscal 1997. The total number of project managers increased to 138 at the end of this quarter compared to 94 a year earlier. The additional hours billed by this increased consulting staff, combined with a five percent increase in domestic billing rates, were the primary factors in revenue growth compared to the same period a year ago.

Second quarter project personnel costs, which represent mainly professional salaries and benefits, increased to $29.3 million in fiscal 1998 from $17.7 million in fiscal 1997, an increase of 65 percent. The increase was due to additional headcount and was consistent with the higher revenues reported in the fiscal 1998 second quarter. Project personnel costs as a percentage of net revenues were 46 percent for the second quarter of fiscal 1998, a slight increase compared with project personnel costs as a percentage of net revenues of 45 percent in the comparable period of fiscal 1997.

The Company charges most of its project expenses directly to the client. Other project expenses consist of nonbillable expenses directly incurred for client projects and business development efforts including recruiting fees, sales expenses, personnel training and provisions for valuation allowances and reserves for potential losses on continuing projects. Other project expenses for the second quarter of fiscal 1998 increased to $8.8 million compared with $5.3 million during the second quarter of fiscal 1997. Other project expenses as a percentage of net revenues were 14 percent for the second quarter of fiscal 1998, a slight increase compared with other project expenses as a percentage of net revenues of 13 percent in the comparable period of fiscal 1997.

Management and administrative support costs increased $5.2 million to $12.9 million in the second quarter of fiscal 1998 from $7.7 million in the second quarter of fiscal 1997. Approximately $2.7 million of this increase was attributable to the investment made in infrastructure over the last year, which was necessary to support the growth in business. These costs include the opening or expansion of several domestic and international offices; the upgrade of the


-------------------------------------------------------------------------------
                                       Page 10

                         TECHNOLOGY SOLUTIONS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --
                                 (CONTINUED)


Company's internal financial and communication systems; higher recruiting expenses needed to develop the Company's internal recruiting organization; higher marketing expenses as a result of heightened marketing efforts; and increased non-billable travel costs necessary to support these efforts. The Company also incurred an additional $2.5 million of management and administrative costs associated primarily with increased regional management and practice area support personnel.

Goodwill amortization increased to $0.9 million in the second quarter of fiscal 1998 compared to $0.3 million in the second quarter of fiscal 1997 primarily due to the purchase of Bentley, for which $0.6 million of goodwill amortization was recorded in the second quarter. Also contributing, to a lesser extent, was the goodwill amortization of several other smaller businesses purchased.

Incentive compensation increased to $2.8 million in the second quarter of fiscal 1998 compared to $2.6 million for the same period last year. This amount reflects the Company's current estimate of the annual bonus payout. The Company expects to continue to accrue incentive compensation throughout fiscal 1998.

Investment income in the fiscal 1998 second quarter was $0.3 million compared to $0.5 million a year earlier. Investment income decreased as a result of several investments maturing in fiscal 1998.

The Company's effective tax rate for the second quarter of fiscal 1998 was
43.3 percent compared to 41.6 percent in the second quarter of fiscal 1997. The increase in the effective tax rate in the fiscal 1998 second quarter was the result of the reduction in the percentage of the Company's income coming from nontaxable investment income, increased non-deductible expenses for U.S. tax purposes, and increased foreign earnings in higher tax rate jurisdictions compared to the same period last year.

SIX MONTHS ENDED NOVEMBER 30, 1997 COMPARED WITH SIX MONTHS ENDED NOVEMBER 30, 1996

Consolidated net revenues for the six months ended November 30, 1997 increased 73 percent to $124.3 million compared with $71.7 million for the same period last fiscal year. The increase resulted from domestic revenue growth of 74 percent and international revenue growth of 72 percent. The source of this growth is the continued strong demand for the Company's technology and business consulting professional services in both the domestic and international markets. The Company's ability to generate this revenue increase is due to the Company's increased consulting staff recruiting efforts and the additional consulting staff that joined the Company in previously reported business combinations. The additional hours billed by this increased consulting staff, combined with a five percent increase in domestic billing rates, were the primary factors in revenue growth compared to the same period a year ago.

Project personnel costs for the first six months of fiscal 1998, which represent mainly professional salaries and benefits,


-------------------------------------------------------------------------------
                                       Page 11

                         TECHNOLOGY SOLUTIONS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --
                                 (CONTINUED)


increased to $57.5 million in fiscal 1998 from $33.8 million in fiscal 1997, an increase of 70 percent. The increase was due to additional headcount and was consistent with the higher revenues reported in the first half of fiscal 1998. Project personnel costs as a percentage of net revenues were 46 percent for fiscal 1998 compared with project personnel costs as a percentage of net revenues of 47 percent in the comparable period of fiscal 1997.

Other project expenses for the first half of fiscal 1998 were $18.0 million compared with $10.1 million for the first half of fiscal 1997. Other project expenses as a percentage of net revenues, however, remained unchanged between years at approximately 14 percent.

Management and administrative support costs increased $11.5 million to $24.8 million in the first half of fiscal 1998 from $13.3 million in the first half of fiscal 1997. Approximately $6.1 million of this increase was attributable to the investment made in infrastructure over the last year, which was necessary to support the growth in business. These costs include the opening or expansion of several domestic and international offices; the upgrade of the Company's internal financial and communication systems; higher recruiting expenses needed to develop the Company's internal recruiting organization; higher marketing expenses as a result of heightened marketing efforts; and increased non-billable travel costs necessary to support these efforts. The Company also incurred an additional $5.4 million of management and administrative costs associated primarily with increased regional management and practice area support personnel.

Goodwill amortization increased to $1.8 million in the first half of fiscal 1998 compared to $0.3 million in the first half of fiscal 1997, primarily due to the purchase of Bentley, for which $1.3 million of goodwill amortization was recorded in the first half of fiscal 1998. Also contributing, to a lesser extent, was the goodwill amortization of several other smaller businesses purchased.

Incentive compensation of $6.5 million was accrued for the first half of fiscal 1998 compared to $5.0 million for the same period last year. This amount reflects the Company's current estimate of the annual bonus payout. The Company expects to continue to accrue incentive compensation throughout fiscal 1998.

Net investment income in the fiscal 1998 first half was $0.7 million compared to $1.0 million a year earlier. Investment income decreased as a result of several investments maturing in fiscal 1998.

The Company's effective tax rate for the first half of fiscal 1998 was 43.6 percent compared to 41.5 percent in the first half of fiscal 1997. The increase in the effective tax rate in the fiscal 1998 first half was the result of the reduction in the percentage of the Company's income coming from nontaxable investment income, increased non-deductible expenses for U.S. tax purposes, and increased foreign earnings in higher tax rate jurisdictions compared to the same period last year.


-------------------------------------------------------------------------------
                                       Page 12

                         TECHNOLOGY SOLUTIONS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --
                                 (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $7.6 million in the first half of fiscal 1998 compared to net cash used in operating activities of $3.1 million in the first half of fiscal 1997. Operating cash flow was favorably impacted by higher net income as a result of increased operating activities. This improvement was partially offset by increased working capital requirements, especially the increase in net receivables of $11.3 million due to the significant growth of the Company's revenues. Other working capital requirements included the payment of employee bonuses in the fiscal 1998 first quarter of $9.5 million and the decrease in accounts payable. The employee bonus payments relate to fiscal 1997 and are generally paid by the Company on an annual basis during the first quarter following the end of the fiscal year. The decrease in accounts payable is due mainly to the timing of the payments.

The Company's significant amount of cash, cash equivalents and marketable securities has provided ample liquidity to handle the Company's cash requirements.

Cash used in investing activities was $10.8 million in the first half of fiscal 1998 compared to net cash provided by investing activities of $3.1 million for the same period last year. Proceeds from the sale of available-for-sale securities were $2.5 million and the Company purchased $1.5 million of available-for-sale securities. Proceeds of $3.3 million were received by the Company due to the maturity of several held-to-maturity investments in the first half of fiscal 1998. These proceeds were reinvested in expansion of the business and other equity investments.

Capital expenditures in the first half of fiscal 1998 were $2.5 million. Capital expenditures are expected to continue at the current rate in fiscal 1998 due to the Company's anticipated expansion and growth. The Company expects that its future capital expenditures will be financed through cash flows from operating activities. The Company currently has no material commitments for capital expenditures.

Net cash outlays related to business acquisitions were $7.4 million due to the first quarter acquisition of Bentley for a combination of cash and the Company's common stock. The transaction was accounted for using the purchase method of accounting. Total consideration recorded for Bentley was approximately $12.7 million. In addition to cash, the Company exchanged 29,535 shares of common stock of the Company for all the issued and outstanding shares of Bentley and assumed the employee stock options outstanding under Bentley's stock option plan. The purchase price may be increased by approximately $5.8 million if certain performance targets are met over the two years following the close of the transaction.

The principal other investing activity during fiscal 1998 was the Company's $3.0 million investment in The Janis Group, Inc., a Baan software and service organization. The investment was accounted for using the cost method of accounting.


-------------------------------------------------------------------------------
                                       Page 13

                         TECHNOLOGY SOLUTIONS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --
                                 (CONTINUED)


The Company has a $5.0 million unsecured line of credit facility (the "Facility") with Bank of America Illinois. The agreement expires September 5, 1998. At the Company's election, loans made under the Facility bear interest at either the Bank of America Illinois reference rate or at the Eurodollar rate plus 0.75 percent. The unused line fee is 0.25 percent of the unused portion of the commitment. The Facility requires, among other things, the Company to maintain certain financial ratios. As of November 30, 1997, the Company was in compliance with these financial ratio requirements. As of November 30, 1997, no borrowings were made under the Facility.

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

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN, INVOLVE RISKS AND UNCERTAINTIES INCLUDING THE SUCCESSFUL COMPLETION OF CLIENT PROJECTS AND THE DEVELOPMENT OF NEW CONSULTING SERVICES AND GEOGRAPHIC MARKETS, THE SUCCESSFUL INTEGRATION OF THE OPERATIONS OF RECENTLY ACQUIRED BUSINESSES AND BUSINESS COMBINATIONS, THE SUCCESSFUL RESOLUTION OF LEGAL MATTERS, AND OTHER RISKS DETAILED IN THE COMPANY'S REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 1997, UNDER MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS' "ASSUMPTIONS UNDERLYING CERTAIN FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE FROM TIME TO TIME IN THE COMPANY'S OTHER SEC REPORTS. ACTUAL RESULTS MAY VARY MATERIALLY.


-------------------------------------------------------------------------------
                                       Page 14

                         TECHNOLOGY SOLUTIONS COMPANY

                          PART II. OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1 -- LEGAL PROCEEDINGS

     In October 1997, the Company's Canadian subsidiary, Technology Solutions Canada, Ltd (TSC), filed a lawsuit in the Ontario Court (General Division) against Unibex Software Inc. (Unibex), Global Business Alliance, and Peter Sandiford and Mady Jalinous, individually and as officers and directors of these companies. TSC is seeking the payment of over US $6.6 million owed for services rendered; a declaration that it owns the software developed; and other relief. The money sought is owed for services rendered under a services agreement ("Agreement") entered into in September 1996 under which TSC assumed the obligation to provide consulting services for the development of certain Internet software. In the Agreement, Unibex agreed that in the event of certain breaches by Unibex, TSC would be entitled to ownership of the software. TSC is claiming that such breaches have occurred and, therefore, TSC is entitled to the software. Unibex and the other defendants answered the complaint in November 1997 denying any breaches of the Agreement. Additionally, the defendants counterclaimed for CDN $235 million claiming TSC intentionally and negligently represented and warranted that it had the capability to undertake the development of the software knowing it did not have the qualified and competent personnel to use on the project. Although the outcome of the claims cannot be predicted with certainty, management believes that the counterclaims are completely without merit and intends to vigorously defend them. In any case, management believes that TSC is protected by the terms of the Agreement limiting liability to the fees paid and no fees have been paid. Management further believes that the ultimate resolution of the litigation should not have a material adverse effect on the Company's financial condition or results of operations.


-------------------------------------------------------------------------------
                                       Page 15

                         TECHNOLOGY SOLUTIONS COMPANY

--------------------------------------------------------------------------------


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     TSC's 1997 Annual Meeting of Stockholders (the "Annual Meeting") was held on October 9, 1997. Represented at the Annual Meeting, either in person or by proxy, were 22,720,172 voting shares. The following actions were taken by a vote of TSC's stockholders at the Annual
     Meeting:

     1. Messrs. John R. Purcell and William H. Waltrip were elected to serve as members of TSC's Board of Directors receiving 22,188,961 and 22,135,075 votes in favor of election, respectively, and 531,211 and 585,097 votes withheld respectively. There were no votes against, abstentions or broker non-votes with respect to the election of any nominee named above. In addition, the terms of office for Messrs. Kohler and McLaughlin continue until the 1998 Annual Meeting, and Messrs. Murray and Oresman continue until the 1999 Annual Meeting.

     2. The appointment of Price Waterhouse LLP as independent auditors for TSC for its fiscal year ending May 31, 1998 was ratified: 22,621,650 votes were cast for the ratification; 92,120 votes were cast against the ratification and there were 6,402 votes abstained. There were no votes withheld or broker non-votes.


ITEM 6 -- EXHIBITS

     (a)  Exhibits
          Exhibit 11




        All other items in Part II are either not applicable to the Company during the quarter ended November 30, 1997, the answer is negative, or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.





-------------------------------------------------------------------------------
                                       Page 16

                                  SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of January 1998.

                                      TECHNOLOGY SOLUTIONS COMPANY





Date:  January 14, 1998               By:    /s/ Martin T. Johnson
       ----------------                      ---------------------
                                                 Martin T. Johnson
                                              Chief Financial Officer



-------------------------------------------------------------------------------
                                       Page 17

                         TECHNOLOGY SOLUTIONS COMPANY




                                 EXHIBIT INDEX




EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
  11          Statement re Computation of Per Share Earnings

  27          Financial Data Schedule





-------------------------------------------------------------------------------
                                       Page 18