Form 10-Q
period 1998-02-28
TECHNOLOGY SOLUTIONS COMPANY
filed 1998-04-14
CIK 877645

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549

                                   FORM 10-Q
                               ----------------


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED FEBRUARY 28, 1998

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

AS OF APRIL 2, 1998, THERE WERE OUTSTANDING 26,427,567 SHARES OF TSC COMMON STOCK, PAR VALUE $.01.

                         TECHNOLOGY SOLUTIONS COMPANY
                              INDEX TO FORM 10-Q



                                    PART I
                                                                    PAGE
                                                                   NUMBER
FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS
   Consolidated Balance Sheets as of
     February 28, 1998 and May 31, 1997 ............................   3

   Consolidated Statements of Income
     for the Three Months Ended and Nine Months Ended
     February 28, 1998 and 1997 ....................................   4

   Consolidated Statements of Cash Flows
     for the Nine Months Ended February 28, 1998 and 1997 ..........   5

   Notes to Consolidated Financial Statements ......................   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..........  10


                                 PART II

OTHER INFORMATION

   Item 1 ..........................................................  17

   Item 6 ..........................................................  18

SIGNATURES .........................................................  19

EXHIBIT INDEX ......................................................  20

EXHIBIT 11--Statement Re Computation of Per Share Earnings .........  21

                                     PART I.  FINANCIAL INFORMATION

                                     ITEM 1.  FINANCIAL STATEMENTS

                                      TECHNOLOGY SOLUTIONS COMPANY
                                      CONSOLIDATED BALANCE SHEETS
                             (In thousands, except share and per share data)

                                                   ASSETS


                                                         February 28,            May 31,
                                                            1998                   1997
                                                         ------------       ----------------
                                                         (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents .......................        $  34,190            $  27,951
  Marketable securities ...........................           26,361               15,988
  Receivables, less allowance for doubtful
   receivables of $3,389 and $3,346 ...............           62,305               43,907
  Refundable income taxes .........................              627                1,398
  Deferred income taxes ...........................            8,375                7,234
  Other current assets ............................           13,121               11,196
                                                           ---------            ---------
       Total current assets .......................          144,979              107,674

COMPUTERS, FURNITURE AND EQUIPMENT, NET ...........            8,744                6,416

LONG-TERM INVESTMENTS .............................            1,200                8,118

COST IN EXCESS OF NET ASSETS OF ACQUIRED
   BUSINESSES AND OTHER INTANGIBLES ...............           14,550                3,521

OTHER ASSETS ......................................           13,321                8,137
                                                           ---------            ---------
       Total assets ...............................         $182,794             $133,866
                                                           ---------            ---------
                                                           ---------            ---------

                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable ................................         $  1,259             $  1,604
  Accrued compensation and related costs ..........           19,677               17,001
  Capitalized lease obligations ...................               70                  240
  Deferred compensation ...........................           11,903                6,842
  Other current liabilities .......................            4,378                2,392
                                                           ---------            ---------
       Total current liabilities ..................           37,287               28,079
                                                           ---------            ---------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; shares
    authorized -- 10,000,000; none issued .........            --                   --
  Common stock, $.01 par value; shares authorized --
    50,000,000; shares issued -- 26,855,247 .......              269                  269
  Capital in excess of par value ..................           82,175               61,958
  Retained earnings ...............................           66,107               51,627
  Unrealized holding loss .........................              (46)                (319)
  Cumulative translation adjustment ...............           (1,180)                (318)
                                                           ---------            ---------
                                                             147,325              113,217
Less:  Treasury Stock, at cost (517,035 and
    2,123,660 shares) .............................           (1,818)              (7,430)
                                                           ---------            ---------
       Total stockholders' equity .................          145,507              105,787
                                                           ---------            ---------
       Total liabilities and stockholders' equity .         $182,794             $133,866
                                                           ---------            ---------
                                                           ---------            ---------

        The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

                                   TECHNOLOGY SOLUTIONS COMPANY

                                CONSOLIDATED STATEMENTS OF INCOME
                               (In thousands, except per share data)


                                              For the Three Months                  For the Nine Months
                                                Ended February 28,                   Ended February 28,
                                              --------------------                  -------------------
                                               1998         1997                      1998        1997
                                              -------      -------                   -------    -------
                                                  (unaudited)                            (unaudited)

REVENUES:
 Professional fees .........................  $67,297       $42,120                  $191,427    $113,456
 Software and hardware products ............      107           226                       280         573
                                              -------       -------                  --------    --------
                                               67,404        42,346                   191,707     114,029
                                              -------       -------                  --------    --------

COSTS AND  EXPENSES:
 Project personnel .........................   31,393        20,135                    88,849      53,958
 Other project expenses ....................    9,343         6,178                    27,378      16,237
 Cost of products sold .....................     --            --                        --            54
 Management and administrative support .....   15,053         7,616                    39,811      20,912
 Goodwill amortization .....................      867           470                     2,673         817
 Incentive compensation ....................    1,994         1,944                     8,487       6,969
                                              -------       -------                  --------    --------
                                               58,650        36,343                   167,198      98,947
                                              -------       -------                  --------    --------
OPERATING INCOME ...........................    8,754         6,003                    24,509      15,082
                                              -------       -------                  --------    --------
OTHER INCOME (EXPENSE):
 Net investment income .....................      635           578                     1,348       1,637
 Interest expense ..........................      (24)          (40)                      (54)       (146)
                                              -------       -------                  --------    --------
                                                  611           538                     1,294       1,491
                                              -------       -------                  --------    --------
INCOME BEFORE INCOME TAXES .................    9,365         6,541                    25,803      16,573

INCOME TAX PROVISION .......................    3,973         2,548                    11,140       6,709
                                              -------       -------                  --------    --------
NET INCOME ................................. $  5,392       $ 3,993                 $  14,663     $ 9,864
                                              -------       -------                  --------    --------
                                              -------       -------                  --------    --------
EARNINGS PER COMMON SHARE .................. $   0.21       $  0.17                  $   0.57      $ 0.42
                                              -------       -------                  --------    --------
                                              -------       -------                  --------    --------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING .................   26,161        23,733                    25,723      23,211
                                              -------       -------                  --------    --------
                                              -------       -------                  --------    --------
EARNINGS PER COMMON SHARE
 ASSUMING DILUTION ......................... $   0.19       $  0.15                  $   0.52      $ 0.37
                                              -------       -------                  --------    --------
                                              -------       -------                  --------    --------
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON
 EQUIVALENT SHARES
 OUTSTANDING ...............................   28,643        26,841                    28,383      26,367
                                              -------       -------                  --------    --------
                                              -------       -------                  --------    --------


       The accompanying Notes to Consolidated Financial Statements are an
                   integral part of this financial information.

                                   TECHNOLOGY SOLUTIONS COMPANY

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In thousands)


                                                                     For the
                                                                Nine Months Ended
                                                                    February 28,
                                                                -----------------
                                                                 1998         1997
                                                                 ----         ----
                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ................................................   $14,663       $ 9,864
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization ...........................     5,217         3,036
    Provisions for receivable valuation allowances and
       reserves for possible losses .........................     1,188         2,086
    Gain on sale of investments .............................       (56)           --
    Deferred income taxes ...................................    10,084         2,200

    Changes in assets and liabilities:
      Receivables ...........................................   (17,456)      (17,783)
      Purchases of trading securities related to deferred
        compensation program ................................    (5,061)       (3,588)
      Refundable income taxes ...............................       771         3,389
      Other current assets ..................................    (2,177)       (1,696)
      Accounts payable ......................................      (329)         (616)
      Accrued compensation and related costs ................     2,596         1,550
      Deferred compensation funds from employees ............     5,061         3,588
      Other current liabilities .............................    (1,214)         (738)
      Other assets ..........................................    (3,624)          337
                                                               --------        ------
        Net cash provided by operating activities ...........     9,663         1,629
                                                               --------        ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of available-for-sale securities..................    (7,500)         --
  Proceeds from available-for-sale securities................     2,507          --
  Proceeds from held-to-maturity investments.................     6,910         8,140
  Capital expenditures, net..................................    (3,975)       (2,140)
  Net assets of acquired businesses and other intangibles....    (7,742)       (1,562)
  Other assets...............................................    (3,000)         --
  Capitalized lease obligation...............................        62        (1,065)
                                                               --------        ------
        Net cash (used in) provided by investing activities .   (12,738)        3,373
                                                               --------        ------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercise of stock options ....................     7,457         5,517
 Proceeds from employee stock purchase plan .................     2,542         1,192
                                                               --------        ------
        Net cash provided by financing activities ...........     9,999         6,709
                                                               --------        ------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS .......................................      (685)         (273)
                                                               --------        ------
INCREASE IN CASH AND CASH EQUIVALENTS .......................     6,239        11,438

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..............    27,951        12,990
                                                               --------        ------
CASH AND CASH EQUIVALENTS, END OF PERIOD ....................   $34,190       $24,428
                                                               --------        ------
                                                               --------        ------

  The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

                              TECHNOLOGY SOLUTIONS COMPANY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Technology Solutions Company and its subsidiaries ("the Company"). The consolidated statements of income for the three months and nine months ended February 28, 1998 and 1997, the consolidated balance sheet as of February 28, 1998 and the consolidated statements of cash flows for the nine months ended February 28, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of February 28, 1998 and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 filed with the Securities and Exchange Commission on August 25, 1997.

Certain previously reported amounts have been reclassified to conform with the current period presentation, including the restatement of earnings per common share assuming dilution and weighted average number of common and common equivalent shares outstanding to reflect the three-for-two stock splits effected as a 50 percent stock dividend effective August 1, 1997 and July 30, 1996, respectively.

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

                                  TECHNOLOGY SOLUTIONS COMPANY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --  (Continued)


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

COMPUTERS, FURNITURE AND EQUIPMENT--Computers, furniture and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives generally are five years or less.

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

EARNINGS PER COMMON SHARE--The Company discloses basic and diluted earning per share in the income statement under the provisions of SFAS No. 128, "Earning Per Share." Earnings per common share assuming dilution is computed by

                      TECHNOLOGY SOLUTIONS COMPANY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --  (Continued)


dividing net income by the weighted average number of common shares outstanding during each period presented, including common equivalent shares arising from the assumed exercise of stock options, where appropriate. Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. All share and per share amounts have been adjusted to reflect the Company's three-for-two stock splits effective August 1, 1997 and July 30, 1996, respectively.

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

NOTE 4--STOCK OPTIONS

As of February 28, 1998, options to purchase 6.8 million shares of common stock were outstanding and options to purchase an additional 1.8 million shares of common stock were available for grant under the Technology Solutions Company 1996 Stock Incentive Plan.

                          TECHNOLOGY SOLUTIONS COMPANY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --  (Continued)


NOTE 5--ACQUISITION OF THE BENTLEY COMPANY, INC.

In June 1997, the Company acquired The Bentley Company, Inc., ("Bentley") for a combination of cash and the Company's common stock. The transaction was accounted for using the purchase method of accounting and goodwill was recorded and is being amortized over five years on a straight-line basis. Total consideration recorded for Bentley was approximately $12.7 million. Cash paid for Bentley totaled $7.4 million. In addition, the Company also exchanged 29,535 shares of the Company's common stock for all the issued and outstanding stock of Bentley and replaced the employee stock options outstanding under Bentley's stock option plan with the Company's stock options. The purchase price may be increased by approximately $5.8 million if certain performance targets are met over the two years following the close of the transaction. Goodwill recorded was approximately $12.8 million. Bentley is a Boston-area based firm specializing in business and operations consulting and software package integration in the area of customer service and field service and support.

                         TECHNOLOGY SOLUTIONS COMPANY

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 1998 COMPARED WITH THREE MONTHS ENDED FEBRUARY 28, 1997

Consolidated net revenues for the third quarter ended February 28, 1998 increased 59 percent to $67.4 million compared to $42.3 million for the same period last fiscal year. The increase resulted from domestic revenue growth of 60 percent and international revenue growth of 49 percent. The source of this growth is the continued strong demand for the Company's technology and business consulting professional services in both the domestic and international markets. The Company's ability to generate this revenue increase is due to the Company's increased consulting staff, recruiting efforts and the additional consulting staff that joined the Company in previously reported business combinations. Total Company headcount increased 53 percent to 1,511 at the end of the fiscal 1998 third quarter compared to 989 at the end of the same period in fiscal 1997. The total number of project managers increased to 158 at the end of this quarter compared to 108 a year earlier. The additional hours billed by this increased consulting staff, combined with a six percent increase in domestic billing rates, were the primary factors in revenue growth compared to the same period a year ago.

Third quarter project personnel costs, which represented mainly professional salaries and benefits, increased to $31.4 million in fiscal 1998 from $20.1 million in fiscal 1997, an increase of 56 percent. The increase was due to increased professional headcount and was consistent with the higher revenues reported in the fiscal 1998 third quarter. Project personnel costs as a percentage of net revenues were 47 percent for the third quarter of fiscal 1998, a slight decrease compared with project personnel costs as a percentage of net revenues of 48 percent in the comparable period of fiscal 1997.

The Company charges most of its project expenses directly to the client. Other project expenses consist of non-billable expenses directly incurred for client projects and business development efforts including recruiting fees, sales expenses, personnel training and provisions for valuation allowances and reserves for potential losses on continuing projects. Other project expenses for the third quarter of fiscal 1998 increased to $9.3 million compared with $6.2 million during the third quarter of fiscal 1997. Other project expenses as a percentage of net revenues were 14 percent for the third quarter of fiscal 1998, a slight decrease compared with other project expenses as a percentage of net revenues of 15 percent in the comparable period of fiscal 1997.

Management and administrative support costs increased $7.4 million to $15.0 million in the third quarter of fiscal 1998 from $7.6 million in the third quarter of fiscal 1997, an increase of 98 percent. Approximately $4.0 million of this increase was attributable to the investment made in infrastructure over the last year, which was necessary to support the growth in business. These costs include the opening, relocation or expansion of several domestic and international offices; the upgrade of the Company's internal financial and

                       TECHNOLOGY SOLUTIONS COMPANY

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

communication systems; higher expenses related to the expansion of the Company's internal recruiting organization; higher marketing expenses as a result of increased practice area marketing efforts; increased legal costs associated with the Company's international expansion and the growth of the business; and increased non-billable travel costs necessary to support these efforts. The Company also incurred an additional $3.4 million of management and administrative costs associated primarily with increased regional management and practice area support personnel.

Operating income increased $2.8 million to $8.8 million in the third quarter of fiscal 1998 from $6.0 million in the third quarter of fiscal 1997, an increase of 46 percent. This increase is attributable to the factors described above and an adjustment to the Company's fringe rate accrual of $0.6 million, offset by the investment spending described below.

During the third quarter of fiscal 1998, the Company increased its level of investment spending to $4.3 million, nearly a 40 percent increase over the second quarter of fiscal 1998 in several business areas, including middle market ERP (Enterprise Resource Planning) package integration and international and western US geographic expansion. The Company's strategy is to extend its current service offerings on a geographic basis, both domestically and internationally and to add new niche service offerings, such that the Company continues its current level of growth. The Company's investment spending is directly related to this geographic and new service offering expansion. The investment spending related to all of these activities involves the absorption of salary, training, recruiting, selling, infrastructure and other costs and may result in lower than normal practice area operating margins for a period of time that ranges from 12 to 24 months. The expansion into a new international market typically involves costs and time similar to, but often higher than, a domestic expansion.

Goodwill amortization increased to $0.9 million in the third quarter of fiscal 1998 compared to $0.5 million in the third quarter of fiscal 1997 primarily due to the purchase of Bentley.

Incentive compensation of $2.0 million remained virtually unchanged in the third quarter of fiscal 1998 compared to same period last year. The incentive compensation accrual rate was adjusted in the third quarter of fiscal 1998 to reflect the Company's current expectations of the annual bonus payout. The Company expects to continue to accrue incentive compensation throughout fiscal 1998.

Net investment income in the fiscal 1998 third quarter was $0.6 million compared to $0.5 million a year earlier. The slight increase in investment income is due to a combination of several new investments purchased in fiscal 1998 partially offset by investments maturing in fiscal 1998.

The Company's effective tax rate for the third quarter of fiscal 1998 was
42.4 percent compared to 39.0 percent for the third quarter of fiscal 1997. The increase in the effective tax rate in the fiscal 1998 third quarter was the result of the increase in the

                       TECHNOLOGY SOLUTIONS COMPANY

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


percentage of the Company's income coming from taxable investment income and increased non-deductible expenses for U.S. tax purposes. The tax provision from the foreign operations remained virtually unchanged compared to the same period last year.

Weighted average number of common shares outstanding increased primarily due to the exercise of stock options and the issuance of shares under the Company's employee stock purchase plan.

NINE MONTHS ENDED FEBRUARY 28, 1998 COMPARED WITH NINE MONTHS ENDED FEBRUARY 28, 1997

Consolidated net revenues for the nine months ended February 28, 1998 increased 68 percent to $191.7 million compared with $114.0 million for the same period last fiscal year. The increase resulted from domestic revenue growth of 66 percent and international revenue growth of 83 percent. The source of this growth is the continued strong demand for the Company's technology and business consulting professional services in both the domestic and international markets. The Company's ability to generate this revenue increase is due to the Company's increased consulting staff, recruiting efforts and the additional consulting staff that joined the Company in previously reported business combinations. The additional hours billed by this increased consulting staff, combined with a six percent increase in domestic billing rates, were the primary factors in revenue growth compared to the same period a year ago. The business combinations made by the Company accounted for 13 percent of revenues for the nine months ended February 28, 1998 up from 5 percent for the same period in fiscal 1997.

Project personnel costs for the first nine months of fiscal 1998, which represent mainly professional salaries and benefits, increased to $88.8 million in fiscal 1998 from $54.0 million in fiscal 1997, an increase of 65 percent. The increase was due to increased professional headcount and was consistent with the higher revenues reported in the first nine months of fiscal 1998. Project personnel costs as a percentage of net revenues were 46 percent in the first nine months of fiscal 1998, a slight decrease compared with project personnel costs as a percentage of net revenues of 47 percent in the comparable period of fiscal 1997.

Other project expenses for the first nine months of fiscal 1998 were $27.4 million compared with $16.2 million for the first nine months of fiscal 1997. Other project expenses as a percentage of net revenues remained unchanged between years at approximately 14 percent.

Management and administrative support costs increased $18.9 million to $39.8 million in the first nine months of fiscal 1998 from $20.9 million in the first nine months of fiscal 1997, an increase of 90 percent. Approximately $10.5 million of this increase was attributable to the investment made in infrastructure over the last year, which was necessary to support the growth in business. These costs include the opening, relocation or expansion of several domestic and international offices; the

                       TECHNOLOGY SOLUTIONS COMPANY

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


upgrade of the Company's internal financial and communication systems; higher expenses related to the expansion of the Company's internal recruiting organization; higher marketing expenses as a result of increased practice area marketing efforts; increased legal expenses associated with the Company's international expansion and growth of the business; and increased non-billable travel costs necessary to support these efforts. The Company also incurred an additional $8.4 million of management and administrative costs associated primarily with increased regional management and practice area support personnel.

Operating income increased $9.4 million to $24.5 million in the third quarter of fiscal 1998 from $15.1 million in the third quarter of fiscal 1997, an increase of 63 percent. This increase is attributable to the factors described above and an adjustment to the Company's fringe rate accrual of $0.6 million, offset by the investment spending described below.

Fiscal 1998 investment programs have totaled more than 4.5 percent of revenue. These programs have included the establishment of new service offerings including RADD (Relationship, Architecture, Design and Deployment) for the ECM (Enterprise Customer Management) market, middle market ERP package integration, sales force automation, and new software vendor alliances. The Company is continuing its geographic expansion in international and western U.S. geographic areas. The Company's strategy is to extend its current service offerings on a geographic basis, both domestically and internationally, and to add new niche service offerings, such that the Company continues its current level of growth. The Company's investment spending is directly related to this geographic and new service offering expansion. The investment spending related to all of these activities involves the absorption of salary, training, recruiting, selling, infrastructure and other costs and may result in lower than normal practice area operating margins for a period of time that ranges from 12 to 24 months. The expansion into a new international market typically involves costs and time similar to, but often higher than, a domestic expansion.

Goodwill amortization increased to $2.7 million in the first nine months of 1998 compared to $0.8 million in the first nine months of fiscal 1997, primarily due to the purchase of Bentley.

Incentive compensation of $8.5 million was accrued for the first nine months of fiscal 1998 compared to $7.0 million for the same period last year. This amount reflects the Company's current estimate of the annual bonus payout and the accrual rate adjustment made in the third quarter of fiscal 1998. The Company expects to continue to accrue incentive compensation throughout fiscal 1998.

Net investment income in the fiscal 1998 first nine months was $1.3 million compared to $1.5 million a year earlier. Investment income decreased as a result of lower cash balances in the first and second quarters due to the cash acquisition of The Bentley Company in June 1997 and the maturing of several investments in fiscal 1998.

                       TECHNOLOGY SOLUTIONS COMPANY

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


The Company's effective tax rate for the first nine months of fiscal 1998 was
43.2 percent compared to 40.5 percent for the first nine of fiscal 1997. The increase in the effective tax rate in the fiscal 1998 first nine months was the result of the increase in the percentage of the Company's income coming from taxable investment income, increased non-deductible expenses for U.S. tax purposes, and increased foreign earnings in higher tax rate jurisdictions compared to the same period last year.

Weighted average number of common shares outstanding increased primarily due to the exercise of stock options and the issuance of shares under the Company's employee stock purchase plan.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $9.7 million in the first nine months of fiscal 1998 compared to net cash provided by operating activities of $1.6 million in the first nine months of fiscal 1997. Operating cash flow was favorably impacted by higher net income as a result of increased operating activities. The increase in depreciation and amortization is a result of the goodwill amortization from acquired businesses, and the depreciation associated with the office expansion and the upgrade of the Company's internal financial system. The tax benefit received from the increased exercise of stock options compared to a year ago resulted in the increase in deferred income taxes. Net cash provided by operating activities was unfavorably affected by working capital requirements mainly an increase in net receivables of $17.5 million due to the growth of the Company's revenues.

The Company's significant amount of cash, cash equivalents and marketable securities has provided ample liquidity to handle the Company's current cash requirements.

Cash used in investing activities was $12.7 million in the first nine months of fiscal 1998 compared to net cash provided by investing activities of $3.4 million for the same period last year. The Company purchased $7.5 million of available-for-sale securities and received $2.5 million from the sale of available-for-sale securities. Proceeds of $6.9 million were received by the Company due to the maturity of several held-to-maturity investments in the first nine months of fiscal 1998. The proceeds were transferred to cash and cash equivalents and reinvested in on-going business activities and other equity investments.

Capital expenditures in the first nine months of fiscal 1998 were $4.0 million. Capital expenditures are expected to continue at the current rate in fiscal 1998 due to the Company's anticipated expansion and growth. The Company currently has no material commitments for capital expenditures.

Net cash outlays related to business acquisitions were $7.7 million for the first nine months of fiscal 1998. The cash outlay was due primarily to a $7.4 million payment in the first quarter of fiscal 1998 for the acquisition of Bentley. Bentley was acquired for a combination of cash and the Company's common stock. The transaction was accounted for using the purchase method of

                       TECHNOLOGY SOLUTIONS COMPANY

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


accounting. Total consideration recorded for Bentley was approximately $12.7 million. In addition to cash, the Company exchanged 29,535 shares of common stock of the Company for all the issued and outstanding shares of Bentley and replaced the employee stock options outstanding under Bentley's stock option plan with the Company's stock options. The purchase price may be increased by approximately $5.8 million if certain performance targets are met over the two years following the close of the transaction. Additionally, a $0.3 million earn-out payment was made in the third quarter of fiscal 1998 related to the acquisition of Aspen Consultancy in May 1996.

Other investing activity during fiscal 1998 was the Company's $3.0 million cash investment in The Janis Group, Inc., a Baan software and service organization. The investment was accounted for using the cost method of accounting.

The Company has a $5.0 million unsecured line of credit facility (the "Facility") with Bank of America Illinois. The agreement expires September 5, 1998. At the Company's election, loans made under the Facility bear interest at either the Bank of America Illinois reference rate or at the Eurodollar rate plus 0.75 percent. The unused line fee is 0.25 percent of the unused portion of the commitment. The Facility requires, among other things, the Company to maintain certain financial ratios. As of February 28, 1998, the Company was in compliance with these financial ratio requirements. As of February 28, 1998, no borrowings were made under the Facility.

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

                         TECHNOLOGY SOLUTIONS COMPANY

                          PART II.  OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

     In October 1997, the Company's Canadian subsidiary, Technology
Solutions Canada, Ltd. (TSC Canada), filed a lawsuit in the Ontario Court (General Division) against Unibex Software Inc. (Unibex), Global
Business Alliance, and Peter Sandiford and Mady Jalinous, individually and as officers and directors of these companies. The lawsuit was filed by TSC Canada seeking payment of over $6,000,000 (U.S.). TSC Canada was seeking the payment for services rendered; a declaration that it owns the software developed; and other relief. The money was for services rendered under a services agreement ("Agreement") entered into in September 1996 under which TSC Canada assumed the obligation to provide consulting services for the development of certain Internet software. In the Agreement, Unibex agreed that in the event of certain breaches by Unibex, TSC Canada would be entitled to ownership of the software. TSC Canada claimed that such breaches had occurred and, therefore, TSC Canada is entitled to the software. Unibex and the other defendants answered the complaint in November 1997 denying any breaches of the Agreement. Additionally, the defendants counterclaimed in November 1997 seeking payment of over $235,000,000 (CDN) in damages claiming TSC Canada intentionally and negligently represented and warranted that it had the capability to undertake the development of the software knowing it did not have the qualified and competent personnel to use on the project. TSC Canada and Unibex agreed to dismiss the claim and counterclaim in consideration of a lump sum payment to TSC Canada for services rendered and TSC Canada acquiring a license to the Unibex 2000 Software platform. The settlement was announced on January 16, 1998.

                                  TECHNOLOGY SOLUTIONS COMPANY
                           PART II.  OTHER INFORMATION --  (Continued)



ITEM 6 -- EXHIBITS

  (a)     Exhibits
          Exhibit 11
          Exhibit 27
  (b) No reports on Form 8-K were filed during the quarter ended February 28, 1998.

          All other items in Part II are either not applicable to the Company during the quarter ended February 28, 1998, the answer is negative, or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.

                                  SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April 1998.

                            TECHNOLOGY SOLUTIONS COMPANY





Date:  April 14, 1998       By:    /s/ Martin T. Johnson
     -----------------         --------------------------
                                  Martin T. Johnson
                               Chief Financial Officer

                         TECHNOLOGY SOLUTIONS COMPANY




                                 EXHIBIT INDEX




EXHIBIT
NUMBER      DESCRIPTION
------      -----------
11          Statement re Computation of Per Share Earnings

27          Financial Data Schedule
