Form 10-K
period 1998-05-31
TECHNOLOGY SOLUTIONS COMPANY
filed 1998-08-28
CIK 877645

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-K
                                ---------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 1998
                        COMMISSION FILE NUMBER 0 - 19433

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

                     COMMON STOCK, $.01 PAR VALUE PER SHARE

                            ------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE EACH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / /

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. / /

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT (BASED UPON THE PER SHARE CLOSING PRICE OF $17.0625 ON AUGUST 13, 1998, AND, FOR THE PURPOSE OF THIS CALCULATION ONLY, THE ASSUMPTION THAT ALL REGISTRANT'S DIRECTORS AND EXECUTIVE OFFICERS ARE AFFILIATES) WAS APPROXIMATELY $671 MILLION.

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE PER SHARE $.01, AS OF AUGUST 13, 1998, WAS 40,417,438.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Information required by Part III (Items 10, 11, 12 and 13) of this document is incorporated by reference to certain portions of registrant's definitive Proxy Statement distributed in connection with its 1998 annual meeting of stockholders.

===============================================================================

                          TECHNOLOGY SOLUTIONS COMPANY

                                    PART I.
_______________________________________________________________________________

ITEM 1. BUSINESS

GENERAL

Technology Solutions Company ("TSC" or the "Company") is dedicated to providing the full range of consulting services required to enable its clients to utilize technology to improve their businesses at a strategic and operational level. TSC provides information technology (IT) consulting, strategy consulting, and change management services to help its clients transform their internal business processes and their relationships with customers, suppliers, distributors and employees. The Company provides professional services globally to clients in a wide range of industries, including financial services, communications, manufacturing, healthcare and technology.

TSC services span a wide range of IT and strategic business services. TSC's IT services address a broad spectrum of IT consulting from IT strategy through systems integration, including the identification of areas of a client's business that can benefit from computer technology, feasibility studies, business case justification, business process redesign and reengineering, benchmarking and best practices, project management, architecture, logical and physical systems design, hardware and software selection, programming, implementation, change management, education, training, and benefits realization. TSC's strategic business services offered include business strategic planning, value-based customer segmentation analysis, and marketing research and analysis.

Since May 1988, TSC has performed project work for over 600 corporations, including Aetna, Avantel, The Chicago Board Options Exchange, Cigna, Cisco Systems, ConAgra, Georgia-Pacific, The Equitable, First Union Corporation, Goldman, Sachs & Co., Pfizer Pharmaceuticals, The Prudential, Pepsi, Square D Corporation, Swiss Bank Corporation, MCI, Ameritech, Zurich Kemper Life, Atmos, Progressive and Whirlpool Corporation.

TSC is a corporation formed under the laws of the state of Delaware. Its principal executive offices are located in Chicago, Illinois. In addition to its Chicago office, the Company maintains domestic offices in Schaumburg and Wheaton, Illinois; Atlanta, Georgia; New Canaan, Connecticut; Austin, Dallas, Houston and Irving, Texas; Bellevue, Washington; Boston and Hudson, Massachusetts; Brookfield and Wauwatosa, Wisconsin; Columbia, Maryland; Minneapolis, Minnesota; New York, New York; and San Francisco, Soquel, Sunnyvale and Irvine, California. International offices are located in Bogota, Colombia; Cologne, Germany; London, England; Mexico City and Monterrey, Mexico; Paris, France; Santiago, Chile; Sydney, Australia; Toronto, Canada; and Zug, Switzerland.

_______________________________________________________________________________

STRATEGY

TSC's business strategy is to offer a full range of IT and strategic business consulting services targeting IT technology areas, specific software packages, along with specific business processes or vertical markets, in large middle-market firms located in major markets and countries around the world. TSC's clients are typically firms that range in size from $500 million to $5 billion in annual revenue.

TSC provides IT and strategic business consulting services with a focus on higher-end consulting activities. These higher-end activities include, but are not limited to, IT and business strategy, systems and network architecture, systems design, valuation and segmentation analysis, business case analysis, and project management. TSC's projects often begin with one or more high-end consulting phases. Examples of TSC's high-end consulting work include the development of a customer relationship strategy for a client, the review of the client's current IT strategy and its consistency with the business strategy of the firm, the assessment of the skills and capabilities of the client's IT organization, and the architecture and design of a new system, including the computing architecture, network architecture and the architecture of the software and middleware applications that will be integrated into the new system.

The nature of these high-end activities allows TSC's project managers and senior level professionals to interface directly with senior client personnel. The detailed understanding of the client's business and business strategy developed in the strategy and architecture phases of the project, combined with the many years of accumulated experience of the senior TSC project personnel, allow TSC to bring to the client a creative solution. TSC's goal is to deliver a creative solution that addresses the client's needs and delivers business benefits.

TSC's strategy is to focus on developing and maintaining relationships with its customers at the highest levels within the client organization. With high-level sponsorship of its projects, TSC believes that there is a higher level of commitment to complete the project and an increased opportunity to expand the working relationship with the client to additional projects.

TSC encourages its clients with multi-national businesses to follow a philosophy of system development and implementation in one country, with a subsequent roll-out into the foreign operations of the firm. This philosophy ensures that a common platform for these enterprise-wide systems is being used to reduce costs and simplify support and maintenance. Consistent with this philosophy, TSC's strategy is to expand its capabilities so that it will be able to operate in major countries around the world in order to serve its multi-national client base.

COMPETITIVE DIFFERENTIATION

Important factors in TSC's project work are project management and industry-specific and application knowledge. TSC dedicates an experienced, senior level project manager (typically a Vice President who averages 20 years of experience) to manage the typical large project. TSC's professional staff (who averages 12 years of experience) has specialized application skills and industry knowledge. This knowledge and experience is important not only to the successful development and implementation of the computer system, but also to the redesign and the restructuring of the business processes utilizing the affected systems.

_______________________________________________________________________________

TSC's project model is based on providing its clients with fewer, more experienced personnel than might be provided by other firms. TSC's goal is to operate with a ratio of Vice President/Project Manager to professional staff of 1 Vice President to 10 professional staff. This compares to ratios of 1 partner (Vice President equivalent) to 30 professional staff in many of the Big 5 consulting/accounting firms. TSC believes that this project staffing model reduces the risk of project failure and increases the consultants' ability to successfully address the clients' needs by having a knowledgeable and experienced project workforce.

The project work undertaken by TSC is generally performed on a time-and-materials basis. The size of the team of TSC's professional staff assigned to a particular project varies depending on the size of the project and the stage of implementation. TSC's professional staff assigned to a project is billed out at various rates, depending upon the level of expertise of each individual.

TSC's business is focused on the commercial market. TSC does not have significant activity in the local, state, and federal government segments of the domestic systems integration market.

TSC typically does not perform turnkey projects in which all of the project work is performed by the consultant. Rather, TSC works in close conjunction with client personnel, at the client site, on the project. This partnering with the client results in TSC providing the project management and other high-end skills that might not be available in the client organization and the client providing business and functional expertise as well as the programmers and lower level technical resources. TSC endeavors to help its clients increase the knowledge and skills of its IT organization and provides the necessary knowledge transfer so that the client is better able to maintain its new system.

The systems implemented by TSC often involve the integration of third-party application software packages and many times include the development of customized training materials. TSC's work at a client often encompasses work performed by one or more of TSC's areas of business focus or service offerings called "practice areas." The collaboration between TSC's practice areas is an important way in which TSC leverages the expertise of its sophisticated technical resources to solve client problems.

In many areas of its business, TSC has developed methodologies, software, tools and other intellectual property which are used by TSC consultants in their integration and implementation projects. The use of these methodologies, software, tools, and other intellectual property helps improve the quality of the work performed by TSC, as well as lower the cost of the implementation and reduce the time required to perform the work.

TSC's professionals bring to each client engagement technical skills experience, industry-specific and functional experience, significant consulting project experience and expertise in the following areas:

BUSINESS CASES--TSC believes that one way in which it differentiates itself in the business and technology consulting market is through its business case justification process. The business case analyzes the client's current business objectives, operational structure, and systems architecture, evaluating which areas will bring the greatest return on the client's investment. The business case

_______________________________________________________________________________
is used to relate the system functionality and associated costs to specific and measurable benefits. TSC analyzes the impact of the proposed new technology in financial terms, such as internal rate of return, payback, net present value, cash flow, and financial income statement impact consistent with the internal accounting procedures of the client.

SYSTEMS INTEGRATION AND PROJECT MANAGEMENT--TSC identifies areas of a client's business that can benefit from computer technology and works with the client to design and develop an appropriate solution to meet the client's needs. The project manager typically assumes overall project management responsibility during the development and implementation phases, overseeing the team assembled by TSC (which normally consists of a combination of TSC, client, and vendor personnel) to implement the project and coordinate the various hardware, software, telecommunications, and other components required.

SOFTWARE PRODUCTS EXPERTISE--Application software and other software products can reduce development time, cut costs, and increase the probability that the system will perform the job as intended. TSC believes that application software experience and software products will become increasingly important to businesses seeking systems solutions in the future. TSC is familiar with many third-party software products for the industries it serves and can, in some cases, provide or utilize its own software tools.

REUSABLE TOOLS AND METHODOLOGIES--TSC has developed a number of methodologies, templates, and tools which are used in various areas of the strategic planning, market analysis, business case, systems integration, project management, and software package integration/implementation aspects of TSC's project work. These methodologies, templates and tools decrease the time required to implement a system or develop an analysis, as well as increase reliability and reduce client risk associated with a particular project phase.

CHANGE MANAGEMENT AND TRAINING--TSC embeds a change management component in its delivery of solutions, recognizing that the ability and speed of the people in a client organization to adapt to new systems is a critical success factor. Whether it is a package implementation or a large complex systems integration project, employees at all levels of the client are affected. The failure of the users to properly utilize the system can mean the difference in the client obtaining the benefits originally specified for the project. TSC's change management programs are designed to ensure the project's successful implementation by reducing resistance, along with expanding the client's understanding and commitment to the change necessitated by the project.

TSC offers its clients a variety of training options in its project work. TSC's training programs can range from basic "train the trainer" programs for a new client system to sophisticated multi-media computer-based training programs that can be used for training the users of the system as well as detailed process and system education.

PRACTICE AREAS

TSC is organized into specific areas of business focus and service offering expertise called practice areas. The services within each area of focus involve the delivery of high quality professional services to similar classes of customers. TSC believes that a structure based on

_______________________________________________________________________________
focused practice areas addresses its clients' needs for very specialized industry and systems knowledge and allows its employees the flexibility and opportunity to grow and develop. Each practice area develops its own specific methodologies, tools, project management plans, best practice and benchmark information, templates, etc. This information is maintained, along with proposals, project plans and other information, in knowledge databases that can be accessed by practice area personnel working on projects throughout TSC.

The Company's principal areas of business focus and service offering expertise, which serve TSC customers in the U.S. and international markets include: Enterprise Applications, IT Strategy and Network Computing, Change and Learning Technologies, Financial Services, OrTech Solutions, Enterprise Customer Management, Enterprise Service Management and Telecommunications.

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

The client focus within the Enterprise Applications practice area includes semi-conductor, consumer packaged goods, electronics and other manufacturers; engineering; health care; financial services; distribution and logistics; aerospace and defense; and other firms where the installation of an application software package developed by a third-party vendor is being undertaken. Operational areas that the Enterprise Applications practice area focus on include manufacturing planning and operations, logistics, transportation, supply chain integration, inventory management, human resources, accounting, and financial analysis and reporting.

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

In addition to its work with the products offered by PeopleSoft, SAP, Baan, Oracle and Geac, TSC is expanding its business in this area to become a "solution assembler." TSC believes that

_______________________________________________________________________________
over the next several years, customers will begin to add specialized best-of-breed software applications to their existing enterprise resource planning (ERP) installations through the use of TSC's Solution Assembly and Architecture services. This movement to a multi-vendor solution tailored to specific client requirements is just beginning to appear in the marketplace. TSC is actively working on establishing vendor alliances, further developing implementation methodologies, expanding the consulting staff knowledge and skill sets, and developing middleware and other tools to be used in the integration of these specialized software applications with the ERP systems of the major vendors.

IT STRATEGY AND NETWORK COMPUTING

In this era of rapidly changing industries, markets and technologies, many companies are struggling with how to align IT with the other areas of their businesses. Additionally, organizations in all industries are being challenged to maximize the value of their IT investments. Several factors are driving this increased focus on information technology: IT is recognized as one of the primary enablers and constraints of business transformation and growth; IT is a major means of competition; and companies are concerned about wasteful spending on inappropriate or unsuccessful IT projects. TSC helps companies respond to these challenges by leveraging practical, leading-edge technologies to transform their business. TSC assists companies in aligning their IT investments with their business strategies and transforming their IT capabilities into the era of internet, extranets, and network computing.

TSC's services in the area of IT strategy encompass three areas: IT assessment, IT strategy and IT transformation. IT assessment provides clients with an objective, and an independent evaluation of their current IT capabilities based on a balanced scorecard approach. IT strategy defines a vision for applications, technology and IT capabilities that is aligned with the client's business strategy to maximize the return on their IT investments. A detailed plan and business case for implementing the IT vision are developed. IT transformation services help our clients transform their IT skills and capabilities to the network computing era through IT process improvement, network and operations management engineering and consulting services, organizational development, and IT outsourcing.

Computing architectures and the related communications infrastructure (the "network") architecture are being simplified as the network architecture moves to having no tiers. All of the personal computers, servers, legacy applications, customer/supplier connections, etc. in these firms' computing networks are connected through a private network that may encompass a variety of LAN, WAN, intranet, extranet, and other communications infrastructure. While the network architecture gets simplified, the computing architecture becomes more complex. Security, database replication and other issues that were not significant when the systems ran on a dedicated network and a centralized mainframe computer now become very important.

As clients implement client/server computing systems and continue to utilize their existing legacy systems for other business functions, the issues of an integrated network and computing architecture become significant. The use of the internet/intranet as a data communications vehicle presents issues for clients from both the network and computing architecture standpoint.

_______________________________________________________________________________

Similarly, the advent of thin-client network computing systems creates network and computing architecture issues.

The IT Strategy and Network Computing practice area has significant experience in the design and architecture of complex computing environments. To its existing knowledge and experience base, TSC is expanding its expertise to include the network computing architectures of Microsoft (Distributed interNet Architecture--DNA), IBM (Network Computing Framework--NCF) and Oracle (Networked Computing Architecture--NCA). TSC's network computing solutions maximize return-on-investment on a business application basis by optimizing the price/performance tradeoffs usually associated with critical computing resources (processor, memory, and network). Additionally, TSC's network computing work protects the client's investment in the legacy application portfolio by introducing new functional capabilities through renovation techniques. By using a renovation philosophy (re-use before you buy, buy before you build), TSC is able to provide network computing solutions faster and more cost effectively.

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

TSC's network computing projects capitalize on emerging technologies such as the internet, data warehousing, knowledge databases, mobile solutions, and distributed objects. TSC offers its clients the following services:
Development Services--Business application development from business case development through business system construction, implementation and testing; Technology Services--Infrastructure, network and systems management technology services, and the creation of networked application development environments; Electronic Commerce--Electronic marketing and sales, fulfillment, engineering and administration through internet, extranet, and intranet-enabled solutions; Information Management--Services in the area of document management, engineering systems, and information management infrastructure; and Data Warehousing--Design, development and implementation services for sales and marketing, fulfillment, and procurement data warehouses, as well as data warehouse infrastructure.

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

The success or failure of implementing major changes in an organization depends upon the most essential element in every organization--the people. TSC provides its clients with a single source for managing the "people" side of change. TSC consultants and training specialists deliver change management, education and training, and multi-media services specifically tailored to each client

_______________________________________________________________________________
environment. In all areas, TSC customizes the deliverables to the project, the business and the culture of the client.

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

TSC's services in the education and training area include: an analysis of the audience to be trained (Assessment); the development of executive education programs, including the linkage of performance measures to project goals (Executive Education and Flowdown); development of customized education courses (General Education); development of specific educational courses that highlight the business processes being implemented and explain their benefits (Business Process Education); development of customized skills training programs (Skills Training); and development of new policies and procedures and the incorporation of these into training programs (Policies and Procedures Development).

TSC offers its clients a variety of multi-media services focused on training and communication. These services delivered through TSC's Creative Delivery Systems include multi-media training systems that utilize 2D and 3D graphics, custom video and audio, and all levels of animation. Creative Delivery Systems also designs communication and training tools with delivery via various media such as video, diskette, CD-ROM, the internet or the client's intranet. TSC's multi-media application work extends to the development of internet and intranet applications.

FINANCIAL SERVICES

The Financial Services practice area is focused on defining and implementing systems for financial institutions in the areas of investment management and risk management. Investment management systems are used by portfolio managers, traders, and client relationship personnel to improve asset returns and customer service. Risk management systems are used in banking and corporate treasury functions for asset/liability management and to measure and hedge interest rate, currency and commodity income and value risk. In addition, the Financial Services practice area has experience in implementing real-time global trading and back-office applications as well as executive information systems in support thereof. TSC's clients within the Financial Services practice area include firms in the capital markets, investment management services, insurance, and retail and commercial banking industries.

These financial services firms must be able to collect, process, and coordinate vast amounts of information to survive and prosper in an increasingly competitive environment. The globalization and heightened volatility of financial markets, combined with the introduction of increasingly complex products and transactions, have intensified the need for real-time, global, 24-hour integrated systems that can coordinate information needs throughout the organization. In addition, regulatory requirements have greatly expanded the types of information that are required to be reported to government agencies.

_______________________________________________________________________________

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

ORTECH SOLUTIONS

OrTech Solutions Company (OrTech) is a commissioned sales representation firm that represents Oracle Corporation (Oracle) in the sales of the Oracle Applications suite of products to middle-market firms. Oracle, under this program, has granted OrTech exclusive territories which include the states of Texas, Oklahoma, Louisiana, Arkansas, Wisconsin, Illinois, Indiana, Michigan and Ohio. All obligations related to the Oracle Applications suite of products is retained by Oracle.

ENTERPRISE CUSTOMER MANAGEMENT

The Enterprise Customer Management (ECM) practice area is a recognized leader in the implementation of customer relationship solutions for consumer products, health care, telecommunications, high technology, and financial services companies. Companies utilizing TSC's services in the ECM practice area do so because they have come to believe, as does TSC, that superior customer service can be a competitive differentiation and an important factor in retaining customers. TSC works with its clients to optimize their customer relationships by defining a vision and implementing a solution that helps them understand who their customers are and how to maximize their interaction with these customers. TSC is a leader in building innovative call center solutions for clients around the world.

TSC's work with a client begins by first helping them define the customer service vision. This vision, tied to the business goals and strategies of the client, is the critical important first step in developing a customer relationship focus. Powerful service visions build strong customer relationships and deliver service levels that balance the customer's current and potential value to client organization with the customer's needs, leveraging the ability to generate revenue over time.

In addition to the business strategy work involved with the customer service vision, TSC provides its customers with other services including value-based customer segmentation analysis. A value-based segmentation analysis allows the client to understand that some customers cost more to maintain and retain, that customers have different preferences, that some customers are more profitable than others and that increased knowledge about the customer allows the client to influence customer behavior. The information obtained in this analysis is then used to establish a customer relationship value model. This model is used to segment customers based on value characteristics. This segmentation information becomes another element in the "relationship rules" that are used to define how a customer is handled in the ECM system.

Because of the nature of the technologies and the hardware and software products involved in the typical call center project, the systems integration issues are very complex, time consuming and

_______________________________________________________________________________
expensive. TSC has developed a number of methodologies, tools and software applications which it uses to reduce the project completion time, project risk and project cost. TSC has established a Relationship Architecture Design and Deployment Lab (the RADD Lab) which focuses on the deployment of leading-edge ECM solutions through an innovative, highly-repeatable methodology approach.

The RADD Lab offers the ability to demonstrate ECM solutions which deploy computer-telephony integration (CTI) middleware, graphical desktops, internet technology, customer information systems, routing technology, call center packages, sales force automation technology, enterprise service management software, and enterprise packages including the CTI enablement of resource packages such as SAP and PeopleSoft. Using the RADD Lab, clients are able to explore innovative ECM solutions, prototype possible scenarios, conceptualize design, and begin to architect a solution.

The RADD Lab also serves as the integration lab at which TSC can execute its methodologies for specific components of the ECM solution. TSC uses the lab to define, customize, and test components of the overall solution in a rapid, reliable fashion. Additionally, the RADD Lab serves as the development environment in which TSC creates technology solutions to unaddressed needs within the ECM marketplace. Due to TSC's strong thought leadership and implementation skill sets, TSC has been able to explore and create reusable solutions to needs which do not currently have product fits within the industry.

Projects in the ECM practice area typically include the evaluation of current call center operations, benchmarking and best practices analysis, system design and architecture, program and project management, and implementation involving a variety of hardware, software and technologies, including the integration of voice and data technology, artificial intelligence, imaging, client/server, and desktop tools. Additionally, the ECM practice area can provide clients with architecture and design services for call center facilities, call center operations consulting services, call center training services and technical operations extended support services. TSC's ECM practice area currently performs work in the U.S., Europe, Canada, and Australia.

ENTERPRISE SERVICE MANAGEMENT

In June 1997, TSC acquired the common stock of The Bentley Company, Inc. (which has been renamed The Bentley Group), a Boston-area based firm specializing in business and operations consulting in the Enterprise Service Management (ESM) area. ESM encompasses the business processes and systems that relate to the customer service and field service and support functions. Additionally, The Bentley Group has a business focus in software package implementation for help desks, service and sales force automation. The Bentley Group offers a wide range of consulting services for the internal and external support organizations of Fortune 500 companies. These services include sales and service business planning; help desk and customer service assessment, design and implementation; and package implementation services.

TELECOMMUNICATIONS

In today's telecommunications marketplace, with the movement toward deregulated local service markets, the incumbent local exchange carriers are being forced to address business strategy,

_______________________________________________________________________________
                                  Page 10
service, pricing and billing issues that they have not had to deal with in the past. Additionally, the new local exchange carriers entering the market are in need of the full range of business strategy and business systems to support their new local service business. TSC's Telecommunications practice area is focused upon assisting both the incumbent local exchange carriers as well as the new local exchange carriers by providing strategy and implementation services to support this new deregulated environment. The services offered by TSC cover four main areas: Business Strategy/Business Management, Provider-to-Provider (Wholesale), Provider-to-Customer (Retail), and Business Systems and Network Operations.

TSC's expertise in the telecommunications market is also being drawn upon to develop enterprise customer management systems for firms in this vertical market. Telecom firms realize that there is a need for improved customer service. Additionally, they realize that there is a need for a single view of the customer which encompasses all of the services being purchased by the customer across the wide range of services offered by the telecom firm. Development of the enterprise customer management systems which support customer focused business operation draws upon the experience and expertise of TSC's Telecommunications and ECM practice area consultants.

TSC's local exchange market service offering includes consulting and implementation services focused on business and service management processes. The business and service management processes focus on customer care (creating customer satisfaction), service development (compressing time-to-market), and operations (improving service levels). TSC's services are designed to help clients reduce the time required to introduce new communications products, pricing and coverage; reduce operating costs; and improve the quality of service to both their customers and their trading partners.

TSC's consulting services in the local exchange market area consist of business strategy development, requirements definition, implementation planning, and economic justification. TSC's implementation services in the local exchange market area consist of program/project management, systems building and testing for the transaction systems supporting Provider-to-Provider (Wholesale), Provider-to-Customer (Retail) and Business Systems and Network Operations. These systems include pre-sale, support, ordering, activation, billing and settlement systems.

TSC brings to each of these areas its strong competencies in project and program management; management consulting; business and systems requirements analysis; gap analysis; IT and operations architecture; distributed network and systems management; and extensive experience in a variety of technology areas. TSC's technology expertise includes the areas of: legacy renovation and Operational Support Systems (OSS) overhaul; data warehousing; object technology; convergent billing platforms; rules-based server and inference engine technology; telecommunications; and extensive experience in the areas of electronic data interface (EDI), electronic commerce, electronic bonding interface, transport and messaging platforms.

SALES

TSC utilizes a high-end relationship selling model in most of its business areas. The critical component in this selling model is TSC's Vice
President/Project Manager. The project managers

_______________________________________________________________________________
are responsible for growing and enhancing the relationship between TSC and its current clients. By developing a thorough knowledge of the client's business, along with a close working relationship with the most senior members of the client's management team, TSC's project managers are able to establish TSC as a business partner with the client. By having a detailed knowledge of the mission, vision and strategy of the client, TSC strives to be the preferred supplier of IT and business consulting services to each client.

The Company has a relatively small, dedicated sales organization (less than 30 people across all of its business areas). This sales organization is responsible for developing and qualifying leads which come from a variety of sources. These sources include the cold calling done by the salesperson; leads from employees; contacts from the industry research organizations; leads generated by attendance at conferences and trade shows; leads from marketing efforts, including TSC's web site, telemarketing and advertising; and referrals from current and former clients. Additionally, all senior personnel are encouraged to work their own network of contacts to develop potential new business sources.

As the potential client becomes more serious about the proposed project that would involve TSC, the salesperson brings a TSC project manager into the process to develop the proposal and/or respond to the client RFP (request for proposal). At this time, the project manager becomes the person that interfaces with the potential client. The extensive experience of the TSC project manager is used to evaluate the potential project and develop an insightful proposal which will address the specific project request of the potential client. The TSC project manager is often able to provide in the proposal other insight and ideas which result from TSC's focus on delivering business benefits through technology.

TSC's business units participate in a number of software vendor and industry conferences and trade shows each year. These events serve to broaden TSC's exposure as its senior technical and management personnel participate in speaking engagements and other conference events.

INTERNATIONAL

TSC's international operations are focused in Latin America, Europe, Canada and Australia. In each of these areas, the Company selected one of its practice areas to be the initial focus on which to develop its sales, project management, recruiting and infrastructure for the particular country or region. After the new country has become established, TSC will allow other practice areas to begin operation in that particular country.

TSC's first international operation was in Latin America. The Company's focus in Latin America is with the Enterprise Applications practice area, with an initial focus on the integration and implementation of the SAP R/3 product. TSC began operations in Mexico in fiscal 1996. In fiscal 1997, TSC expanded its operations into Colombia. In addition to offering SAP R/3 integration and implementation services, TSC is now offering PeopleSoft integration and implementation services, as well as training services to its customers in Latin America.

TSC's European expansion was initially focused in the ECM practice area (formerly known as the Call Center practice area) and its work in enterprise customer management consulting and systems integration services. TSC began its operations in Europe in the latter part of fiscal 1996

_______________________________________________________________________________
and acquired the London-based call center consulting firm Aspen Consultancy, Ltd., in May 1996. During fiscal 1997, TSC also acquired a small Cologne-based call center consulting firm, Geising International. Since that time, TSC has added offices in Paris, France and Zug, Switzerland. TSC's project work has been focused primarily on the banking, insurance, and telecommunications industries. Beginning late in fiscal 1998, TSC began work to expand the Enterprise Applications practice area into Europe with an initial focus on the PeopleSoft and SAP package integration areas.

The ECM practice area was also the focus of TSC's expansion into the Canadian market. During fiscal 1997, TSC opened a Toronto office and began project work in the enterprise customer management consulting and systems integration area. Project work has focused primarily on the banking and financial services markets.

During fiscal 1998, TSC opened an office in Sydney, Australia in order to enter the Australian market for enterprise customer management consulting and systems integration services.

As the Company has developed its sales, project management, consulting staff and infrastructure organizations in each of these markets, other TSC practice areas have targeted these international markets for penetration.

CLIENTS

TSC's five largest clients in fiscal 1998 accounted for 4 percent, 4 percent, 3 percent, 3 percent, and 2 percent of total revenues, respectively; in fiscal 1997, the five largest clients accounted for 8 percent, 7 percent, 5 percent, 4 percent, and 3 percent of total revenues, respectively; and in fiscal 1996, they accounted for 21 percent, 6 percent, 6 percent, 6 percent, and 5 percent of total revenues, respectively. No client accounted for 10 percent or more of revenues in either fiscal 1998 or fiscal 1997. In fiscal 1996, Georgia-Pacific accounted for 10 percent or more of revenues.

In fiscal 1998, fiscal 1997, and fiscal 1996, respectively, 73 percent, 78 percent and 75 percent of TSC's total revenues resulted from clients for whom work had been performed in the prior fiscal year. Although it is not unusual for a client to contribute significant revenues over several years, no assurance can be given that a client that contributes significant revenue in one year will contribute significant revenue in following years.

TSC views its current clients as a valuable source of additional work once a project has commenced. TSC's project managers and relationship managers are responsible for establishing the high-level client management contact and relationships that will allow TSC to be considered for additional project work at the particular client, regardless of the specific business group or practice area that may be performing work at that client. During fiscal 1998, over 60% of the Company's revenue came from clients where multiple TSC practice areas were performing work.

TSC's client focus is on the large middle-market segment that the Company defines as firms having annual revenues of between $500 million and $5 billion. TSC does perform work at larger firms, often at large divisions or subsidiaries that fall into this market segment. During fiscal 1998, TSC performed work at 14 of the Fortune 50 companies and 26 of the Fortune 100 companies.

_______________________________________________________________________________

PERSONNEL

As of May 31, 1998, TSC had a total staff (including U.S. practice areas, Latin America, Europe, Canada, Australia and Infrastructure) of 1,572. The following table summarizes, as of May 31, 1998, the experience levels of TSC's professional staff (other than those in Infrastructure).

                                                                       AVERAGE RELEVANT EXPERIENCE
                                                                                 (YEARS)
                                                          ------------------------------------------------------
                                                            % OF
                         LEVEL                              TOTAL      CONSULTING       INDUSTRY        TOTAL
--------------------------------------------------------  ---------  ---------------  -------------     -----
Vice Presidents.........................................         12%           10              10            20
Senior Principals.......................................         16%            7              11            18
Principals..............................................         26%            6              10            16
Senior Consultants......................................         22%            4               7            11
Consultants.............................................         15%            2               4             6
Associate Consultants...................................          9%            1               2             3

In order to accommodate typical project development lead times, TSC has found that, from time to time, it must recruit and hire additional senior project managers on the basis of anticipated demand for their services. There can be no assurance that demand for TSC's services will materialize as anticipated.

CORPORATE AND BUSINESS GROUP SUPPORT

As of May 31, 1998, TSC had a staff of 211 individuals who comprised the corporate and business group support functions (Infrastructure). The objective of the corporate and business group support functions is to facilitate local decision-making and support the autonomy of the practice areas and project managers, while maintaining the internal structure necessary to support TSC's goals. The functional areas within this area include: senior corporate management; accounting; financial reporting; finance; tax; legal; treasury; human resources; employee benefits; marketing; public and investor relations; office operations; recruiting support; training; internal communications; internal technology applications; planning; quality assurance; insurance; and acquisitions. During fiscal 1998, TSC significantly increased the number of human resources, recruiting, field office, and business support personnel. The increase in these areas is directly related to the Company's increased staffing growth of new service offerings and the Company's geographic expansion.

INTELLECTUAL PROPERTY RIGHTS

A majority of the Company's clients have required the Company, as a condition of performing services for such clients, to grant to the clients all proprietary and intellectual property rights with respect to the work product resulting from the performance of such services, including the intellectual property rights to any custom software developed by the Company for such clients. Each such grant of proprietary and intellectual property rights would limit the Company's ability to reuse work product components and work product solutions with other clients. In a limited number of such situations, the Company has obtained, and in the future may attempt to obtain, ownership interest or a license from its clients to permit the Company to market custom software

_______________________________________________________________________________
for the joint benefit of the client and the Company. Such arrangements may be nonexclusive or exclusive, and licensors to the Company may retain the right to sell products and services that compete with those of the Company. There can be no assurance, however, that the Company will be able to negotiate software licenses upon terms acceptable to the Company.

The Company also develops certain foundation and application software tools and products that are owned by the Company and licensed to its clients. The Company regards such software as proprietary and intends to protect its rights in such software, where appropriate, with registered copyrights, patents, registered trademarks, trade secret laws and contractual restrictions on disclosure and transferring title. To date, the Company has not filed any applications for the registration of patents or copyrights on any of its software. There can be no assurance that any such steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary rights or independent third party development of functionally equivalent products. "TSC" is a registered service mark of Technology Solutions Company.

In addition, the Company's success is dependent upon its specialized expertise and methodologies. To protect such proprietary information, the Company relies upon a combination of trade secret and common laws, employee nondisclosure policies and third-party confidentiality agreements. However, there can be no assurance that any such steps taken by the Company in this regard will be adequate to deter misappropriation of its specialized expertise and methodologies.

Although the Company believes that its services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future.

COMPETITION

The IT and systems consulting and the strategic business consulting areas are highly competitive and include participants from a variety of market segments. The IT and systems consulting business participants include systems consulting and implementation firms, contract programming companies, application software firms, the service groups of computer equipment companies, facilities management companies, "Big Five" accounting firms, and general management consulting firms. Thousands of firms fall into one of these categories. Among the more recognizable participants in the IT and systems consulting business are American Management Systems, Inc.; Andersen Consulting; Booz, Allen & Hamilton Inc.; Cambridge Technology Partners, Inc.; Computer Sciences Corporation; Arthur Andersen LLP; Deloitte & Touche LLP; Electronic Data Systems Corporation; Ernst & Young LLP; IBM; KPMG Peat Marwick LLP; and PricewaterhouseCoopers LLP. Recognizable participants in the strategic business consulting field include firms such as Andersen Consulting; Booz, Allen & Hamilton Inc.; McKinsey & Co.; and CSC Index, an affiliate of Computer Sciences Corporation, among others.

TSC believes that its ability to compete depends in part on a number of factors outside its control. These factors include the ability of its competitors to hire, retain, and motivate a significant number of senior project managers, the ownership by competitors of software used by potential clients, the development by others of software that is competitive with TSC's tools and services, and the price at which others offer comparable services.

_______________________________________________________________________________

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

Many participants in the systems consulting and implementation business have significantly greater financial, technical, and marketing resources and generate greater systems consulting and implementation revenues than does TSC. TSC competes more frequently with Andersen Consulting for major systems integration projects than with any other participant in the market. Andersen Consulting has substantially greater revenues, employee headcount, and market share than does TSC.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of TSC as of May 31, 1998 are as follows:

William H. Waltrip        Chairman
John T. Kohler            President and CEO
James S. Carluccio        Executive Vice President and Chief Technology
                          Officer
Kelly D. Conway           Executive Vice President
Jack N. Hayden (a)        Executive Vice President
Martin T. Johnson         Senior Vice President and Chief Financial Officer
Michael J. McLaughlin (b) Executive Vice President
Paul R. Peterson          Senior Vice President, General Counsel and
                          Corporate Secretary

William H. Waltrip, age 60, has been a Director of the Company since December 1992 and Chairman of the Board since June 1993. Mr. Waltrip also served as Chief Executive Officer from June 1993 to June 1995. Since January 1996, Mr. Waltrip has served as the Chairman of the Board of Directors and, during 1996, served as Chief Executive Officer of Bausch & Lomb, Inc. From 1991 to 1993, he was Vice Chairman of Unifax, Inc., a broad-line food service distributor. From 1985 to 1988, Mr. Waltrip was President, Chief Operating Officer and a Director of IU International, a diversified services company with major interests in transportation, environmental services and distribution. From 1982 to 1985 he was President, Chief Executive Officer and a Director of Purolator Courier Corporation and from 1972 to 1982 he was President, Chief Operating Officer and Director of Pan American World Airways, Inc. He is also currently serving

------------------------

(a) Jack N. Hayden resigned his position as Executive Vice President effective August 5, 1998. He will remain as a part-time employee of the Company, on a non-exclusive basis, until February 28, 1999.

(b) Michael J. McLaughlin resigned his position as Executive Vice President effective June 15, 1998. In addition, he resigned his position as a member of the Board of Directors effective July 15, 1998. He will remain as a part-time employee of the Company, on a non-exclusive basis, until May 31, 1999.

_______________________________________________________________________________
as a Director of Bausch & Lomb, Inc., the Teachers Insurance and Annuity Association and Thomas & Betts Corporation.

John T. Kohler, age 51, is currently the President and Chief Executive Officer of the Company and has been a Director of the Company since June 1994. He joined the Company as Senior Vice President in June 1992, was promoted to Executive Vice President and named to the Office of the Chairman in September 1993, became President and Chief Operating Officer in January 1994 and became Chief Executive Officer in June 1995. From 1986 to 1992, he was Senior Vice President and Chief Information Officer of Kimberly-Clark Corp. From 1983 to 1986, he was a partner and regional practice director for the Midwest Region consulting practice of Arthur Young. He is also currently serving as a Director of Follett Corporation and Infosis Corp.

James S. Carluccio, age 44, joined TSC in January 1992 and assumed his current role as Chief Technology Officer in December 1997 and Executive Vice President in February 1994. From 1976 to 1992, he was with Arthur Andersen & Co. and certain affiliates thereof, most recently as a partner in Andersen Consulting's Advanced Systems Group in their New York office. He is also currently serving as a Director of Toy Biz, Inc.

Kelly D. Conway, age 42, joined TSC in November 1993 as Senior Vice President and assumed his current role as Executive Vice President in July 1995. Prior to coming to TSC, he was a partner in the management consulting firm of Spencer, Shenk and Capers from 1991 to 1993. From 1989 to 1991, he was President of Telcom Technologies, a leading manufacturer of automatic call distribution equipment. From 1984 to 1989, he held the positions of Vice President of Finance and Vice President of Marketing for Telcom Technologies. From 1980 to 1984, he was a consultant with Deloitte, Haskins and Sells. In 1998, he became a board member of Edify Corporation.

Jack N. Hayden, age 51, joined TSC in April 1992 as Senior Vice President and assumed the role of Executive Vice President in July 1995, a position from which he resigned effective August 5, 1998. He served as interim CFO of TSC during late 1992 and early 1993. Prior to coming to TSC, he held the position of Vice President--Operations, Commercial Transport Division of McDonnell Douglas Corporation from 1990 to 1992. From 1989 to 1990, he served as Vice President--Finance of McDonnell Douglas Corporation. From 1971 to 1989, he served in numerous manufacturing and procurement positions at McDonnell Douglas Corporation.

Michael J. McLaughlin, age 48, joined TSC in May 1996 when TSC acquired the operations of McLaughlin & Associates. Effective with the acquisition, he assumed the role of Executive Vice President, a position from which he resigned effective June 15, 1998. He was appointed to fill a vacancy on the Company's Board of Directors, a position from which he also resigned effective July 15, 1998. From 1992 to 1996, he was President of McLaughlin & Associates. From 1972 to 1992, he worked for Booz, Allen & Hamilton Inc., completing his tenure there as Global Practice Leader for the computer and telecommunications practice.

Martin T. Johnson, age 47, joined TSC in August 1993 as Vice President responsible for business case development. In February 1994, he assumed the role of Vice President and Chief Financial Officer. In June 1996, he was made a Senior Vice President of the Company. From 1990 to 1993,

_______________________________________________________________________________
he was Corporate Controller of The Marmon Group, Inc., an autonomous association of over 70 independent member companies. From 1987 to 1990, he was Vice President--Finance and Chief Financial Officer of COMNET Corporation, a publicly-held computer software and computer services firm. From 1976 to 1987, he worked in a variety of financial positions with Zenith Electronics Corporation, the final position being Director, Internal Audit and Operations Analysis.

Paul R. Peterson, age 56, joined TSC in September 1992 as Vice President and General Counsel and was appointed Corporate Secretary in October 1992. In June 1996, he was made a Senior Vice President of the Company. Prior to coming to TSC, he worked for Bridgestone/Firestone, Inc. during the periods 1981 to 1984 and 1987 to 1992 where he held several positions including Divisional General Counsel. His background also includes employment from 1984 to 1987 as a corporate executive with Block Management Corporation, an H&R Block subsidiary which managed Hyatt Legal Services. He also served at the Federal Trade Commission as a senior executive from 1974 to 1981 and as a trial attorney from 1971 to 1974.

ITEM 2. PROPERTIES

TSC's principal executive offices are located at 205 North Michigan Avenue, Suite 1500, Chicago, Illinois 60601. TSC's lease on these premises expires July 31, 2004. TSC also leases facilities in Atlanta, (GA); New Canaan, (CT); Austin, Dallas, Houston and Irving, (TX); Bellevue, (WA); Boston and Hudson,
(MA); Brookfield and Wauwatosa, (WI); Columbia, (MD); Minneapolis, (MN); New York, (NY); and San Francisco, Soquel, Sunnyvale and Irvine, (CA); and Schaumburg and Wheaton, (IL). Additionally, TSC leases office premises in Bogota, Colombia; Cologne, Germany; London, England; Mexico City and Monterrey, Mexico; Paris, France; Santiago, Chile; Sydney, Australia; Toronto, Canada; and Zug, Switzerland. TSC believes that these facilities are adequate for its current business needs and will be able to obtain suitable space as needed.

ITEM 3. LEGAL PROCEEDINGS

The Company is party to lawsuits arising out of the normal course of business. Management believes the final outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended May 31, 1998.

_______________________________________________________________________________
                                  Page 18

                          TECHNOLOGY SOLUTIONS COMPANY
                                    PART II.
_______________________________________________________________________________
ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY AND
       RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on The Nasdaq Stock Market-SM- under the symbol "TSCC." As of August 13, 1998, there were approximately 935 holders of record of the Company's Common Stock. The number of holders of Common Stock does not include beneficial owners of Common Stock whose shares are held in the name of banks, brokers, nominees or other fiduciaries.

The following table sets forth the range of high and low trade prices on The Nasdaq Stock Market-SM- for the Company's Common Stock for each quarter in fiscal 1997 and fiscal 1998.

                             QUARTER ENDED                                  HIGH        LOW
------------------------------------------------------------------------  ---------  ---------
August 31, 1996.........................................................  $  13.167  $   8.389
November 30, 1996.......................................................  $  20.945  $  12.445
February 28, 1997.......................................................  $  20.222  $  13.167
May 31, 1997............................................................  $  19.111  $   9.500
August 31, 1997.........................................................  $  18.055  $  14.667
November 30, 1997.......................................................  $  25.000  $  13.500
February 28, 1998.......................................................  $  22.667  $  13.833
May 31, 1998............................................................  $  22.500  $  16.833

On August 13, 1998, the last reported sale price on The Nasdaq Stock Market-SM- for the Company's Common Stock was $17.0625.

The market price for the Common Stock may be significantly affected by factors such as the announcement of new products or services by the Company or its competitors, technological innovation by the Company, its competitors or other vendors, quarterly variations in the Company's operating results or the operating results of the Company's competitors, general conditions in the Company's and its customers' markets, changes in the earnings estimates by analysts or reported results that vary materially from such estimates. In addition, the stock market has experienced significant price fluctuations that have particularly affected the market prices of equity securities of many high technology and emerging growth companies and that often have been unrelated to the operating performance of such companies. These broad market fluctuations may materially and adversely affect the market price of the Company's Common Stock. Following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company and its officers and directors. Any such litigation against the Company could result in substantial costs and a diversion of management's attention

_______________________________________________________________________________
and resources, which could have a material adverse effect on the Company's business, operating results and financial condition.

The Company has never paid dividends on its Common Stock and currently intends to retain all earnings for use in the expansion of its business and other corporate purposes. The Company does not anticipate paying any dividends on its Common Stock in the foreseeable future. The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors.

All per share data have been adjusted to reflect the Company's three-for-two stock splits effected as a 50 percent stock dividend effective August 10, 1998, August 1, 1997 and July 30, 1996, respectively.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data which is derived from the Company's audited financial statements. All the information should be read in conjunction with the Company's audited financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this filing. The Company's audited statements of income for the years ended May 31, 1998, 1997 and 1996 and the audited balance sheets as of May 31, 1998 and 1997 are included elsewhere in this filing, and the corresponding selected financial data set forth below is qualified by reference to such audited financial statements. All amounts are in thousands, except for earnings per common share and earnings per common share assuming dilution.

                                                                        FOR THE YEAR ENDED MAY 31,
                                                          -------------------------------------------------------
                                                             1998        1997       1996       1995       1994
                                                          ----------  ----------  ---------  ---------  ---------
CONSOLIDATED STATEMENT OF INCOME DATA:
Total revenues..........................................  $  271,875  $  165,088  $  97,599  $  65,817  $  53,157
Operating income (loss).................................  $   34,385  $   22,873  $   4,864  $   2,770  $  (3,142)
Net income..............................................  $   21,020  $   15,067  $   4,574  $   3,367  $      35
Earnings per common share*..............................  $     0.54  $     0.43  $    0.15  $    0.11  $    0.00
Earnings per common share assuming dilution*............  $     0.49  $     0.38  $    0.13  $    0.09  $    0.00

------------------------

* 1994-1998 earnings per common share data have been restated to reflect the three-for-two stock splits that were effected on July 30, 1996, August 1, 1997 and August 10, 1998, respectively.

                                                                               AS OF MAY 31,
                                                          -------------------------------------------------------
                                                             1998        1997       1996       1995       1994
                                                          ----------  ----------  ---------  ---------  ---------
CONSOLIDATED BALANCE SHEET DATA:
Total assets............................................  $  197,148  $  133,866  $  89,437  $  65,222  $  69,340
Long-term debt..........................................      --          --         --         --         --

_______________________________________________________________________________

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL 1998 COMPARED WITH FISCAL 1997

Consolidated net revenues for the year ended May 31, 1998 increased 65 percent to $271.9 million compared with $165.1 million in fiscal 1997. The increase resulted from domestic revenue growth of 66 percent and international revenue growth of 52 percent. The source of this growth is the continued strong demand for the Company's technology and business consulting services in both the domestic and international markets. The Company's ability to generate this additional revenue is due to the Company's increased consulting staff from heightened recruiting efforts and the additional staff that joined the Company in previously reported business combinations. The additional hours billed by the increased consulting staff, combined with a seven percent increase in domestic billing rates, were the primary factors in revenue growth compared to the same period a year ago.

Project personnel costs for the year ended May 31, 1998, which represent mainly professional salaries and benefits, increased to $126.1 million from $76.5 million in fiscal 1997, an increase of 65 percent. The increase was primarily due to a 41 percent increase in professional headcount and was consistent with the higher revenues reported in fiscal 1998. Project personnel costs as a percentage of net revenues remained unchanged between years at 46 percent.

The Company charges most of its project expenses directly to the client. Other project expenses consist of nonbillable expenses directly incurred for client projects and business development efforts including recruiting fees, sales and marketing expenses, personnel training and provisions for valuation allowances and reserves for potential losses on continuing projects. Other project expenses for fiscal 1998 were $39.6 million, compared with $23.4 million for fiscal 1997. This change was partially due to increases in hiring, training and nonbillable travel expenses of $10.6 million as a result of increased headcount and business development. Other project expenses as a percentage of net revenues remained virtually unchanged between years at approximately 14 percent.

Management and administrative support costs increased $25.4 million to $57.5 million for the year ended May 31, 1998 from $32.1 million for the year ended May 31, 1997, an increase of 79 percent. Approximately $13.8 million of this increase was attributable to the investment made in infrastructure over the last year, which was necessary to support the growth in business. The increase in costs versus the same period last year include: the opening and expansion of several domestic and international offices of $5.5 million; increased expenses in the internal systems and human resources areas of $3.7 million; higher expenses of $1.6 million related to the expansion of the Company's corporate recruiting organization; and higher marketing expenses of $1.0 million as a result of increased corporate marketing efforts. The Company also incurred an additional $11.6 million of management and administrative costs associated primarily with increased regional management and practice area support personnel. These costs primarily include international growth of $2.0 million; practice area support related to acquisitions of $0.8 million; additional domestic regional management and practice area support personnel of $3.9 million; and various other management and administrative expenses of $4.9 million which include items such as practice area marketing, recruiting, sales and other expenses.

_______________________________________________________________________________

Fiscal 1998 investment programs have included the establishment of new service offerings including the RADD Lab for the ECM practice area, middle-market ERP package integration, sales force automation, and new software vendor alliances. The Company is continuing its geographic expansion in international and western U.S. geographic areas. The Company's strategy is to extend its current service offerings on a geographic basis, both domestically and internationally, and to add new niche service offerings, such that the Company continues its current level of growth. The Company's investment spending is directly related to this geographic and new service offering expansion. The investment spending related to all of these activities involves the absorption of salary, training, recruiting, selling, infrastructure and other costs and will initially result in lower operating margins. The costs associated with these programs will affect project personnel costs, other project expenses and management and administration support costs. The expansion into a new international market typically involves costs and time similar to, but often higher than, a domestic expansion.

Goodwill amortization increased to $3.6 million for the year ended May 31, 1998 compared to $0.8 million for the year ended May 31, 1997, primarily due to the purchase of The Bentley Group.

Incentive compensation of $10.7 million was accrued for the year ended May 31, 1998 compared to $9.4 million for the same period last year. This amount reflects the Company's annual bonus payout for fiscal 1998 made in the first quarter of fiscal 1999. The Company expects to continue to accrue incentive compensation in fiscal 1999.

Net investment income in fiscal 1998 was $2.0 million compared to $2.1 million a year earlier.

The Company's effective tax rate for the year ended May 31, 1998 was 42.2 percent compared to 39.7 percent for the year ended May 31, 1997. The increase in the effective tax rate in fiscal 1998 was the result of the increased non-deductible expenses for U.S. tax purposes and the increase in the percentage of the Company's income from taxable investment income.

Weighted average number of common shares and weighted average number of common and common equivalent shares outstanding increased primarily due to the exercise of stock options and the issuance of shares under the Company's employee stock purchase plan.

FISCAL 1997 COMPARED WITH FISCAL 1996

Consolidated net revenues for the year ended May 31, 1997 increased 69 percent to $165.1 million in fiscal 1997 compared to $97.6 million in fiscal 1996. The principal source of the increase was a 52 percent increase in domestic billable hours, as well as a two percent increase in average domestic hourly billing rates. The increase in billable hours was attributable to the significant growth in the overall information technology professional services market combined with the Company's ability to increase the number of its consulting staff, through both recruiting efforts and business combinations. The increase in average hourly billing rates was primarily due to the impact of the fiscal 1997 hiring efforts and the resulting change in the mix of personnel to include a greater percentage of more senior personnel. Total Company headcount increased 77 percent to 1,102 at the end of fiscal 1997 compared to 622 at the end of fiscal 1996. The total number of project managers increased to 118 at the end of fiscal 1997 compared to 72 a year
_______________________________________________________________________________
earlier. Additionally, in fiscal 1997, the Company recorded international revenues of $20.2 million compared to $3.2 million in fiscal 1996.

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

Fiscal 1996 results reflect one-time pretax charges for the final settlement relating to outstanding securities litigation and litigation involving the Company's founders of $2.3 million and $0.9 million, respectively. The securities litigation settlement called for a final payment of
_______________________________________________________________________________

$4.6 million, of which $2.3 million was covered by insurance and the remaining $2.3 million was charged to fiscal 1996 operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $13.1 million for the year ended May 31, 1998 compared to net cash provided by operating activities of $6.5 million in fiscal 1997. Operating cash flow was favorably impacted by higher net income as a result of increased operating activities partially offset by an increase in net receivables of $28.0 million due to the growth of the Company's revenues.

The Company's significant amount of cash, cash equivalents and marketable securities has provided ample liquidity to handle the Company's current cash requirements.

Net cash used in investing activities was $14.4 million for the year ended May 31, 1998 compared to net cash provided by investing activities of $0.7 million for the same period last year. The Company purchased $10.2 million of available-for-sale securities and received $5.3 million from the sale of available-for-sale securities. Proceeds of $6.9 million were received by the Company due to the maturity of several held-to-maturity investments for the year ended May 31, 1998. The proceeds were transferred to cash and cash equivalents and reinvested in ongoing business activities and other equity investments.

Capital expenditures for the year ended May 31, 1998 were $5.7 million. Capital expenditures may continue at the current rate in fiscal 1999 due to the Company's anticipated growth. The Company currently has no material commitments for capital expenditures.

Net cash outlays related to business acquisitions were $7.7 million for the year ended May 31, 1998. The cash outlay was due primarily to a $7.4 million payment in the first quarter of fiscal 1998 for the acquisition of The
Bentley Group (Bentley). Bentley was acquired for a combination of cash and the Company's common stock. The transaction was accounted for using the purchase method of accounting. Total consideration recorded for Bentley was approximately $12.7 million. In addition to cash, the Company exchanged
44,303 shares of common stock of the Company for all the issued and outstanding shares of Bentley and replaced the employee stock options
_______________________________________________________________________________
outstanding under Bentley's stock option plan with the Company's stock options. The purchase price may be increased by approximately $5.8 million if certain performance targets are met over the next fiscal year. Additionally, a $0.3 million earn-out payment was made in the third quarter of fiscal 1998 related to the acquisition of Aspen Consultancy in May 1996.

Other investing activity during fiscal 1998 was the Company's $3.0 million minority investment in JGI, Inc. d/b/a JGI/Baan, a Baan software reseller and service organization.

The Company has a $5.0 million unsecured line of credit facility (the "Facility") with Bank of America Illinois. The agreement expires September 4, 1998. At the Company's election, loans made under the Facility bear interest at either the Bank of America Illinois reference rate or at the Eurodollar rate plus 0.75 percent. The unused line fee is 0.25 percent of the unused portion of the commitment. The Facility requires, among other things, the Company to maintain certain financial ratios. As of May 31, 1998, the Company was in compliance with these financial ratio requirements. As of May 31, 1998, no borrowings were made under the Facility.

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

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," in June 1997. In addition to net income, comprehensive income includes items recorded directly to stockholders' equity such as the income tax benefit related to the exercise of certain stock options. This statement establishes new standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Adoption of this standard will only require additional financial statement disclosure detailing the Company's comprehensive income.

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

On June 15, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for financial statements issued for periods ending after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company
_______________________________________________________________________________
anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

ASSUMPTIONS UNDERLYING CERTAIN FORWARD-LOOKING STATEMENTS AND
FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-K includes or may include certain forward-looking statements that involve risks and uncertainties. This Form 10-K contains certain forward-looking statements concerning the Company's financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions. Although the Company believes its expectations reflected in such forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form 10-K include, among others, the pace of technological change, the Company's ability to manage growth and attract and retain employees, general business and economic conditions in the Company's operating regions, and competitive and other factors, all as more fully described below. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. The cautionary statements provided below are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the PSLRA) and with the intention of obtaining the benefits of the "safe harbor" provisions of the PSLRA for any such forward-looking information. Many of the factors discussed below, as well as other factors, have also been discussed in prior filings made by the Company.

Factors which could cause the Company's actual financial and other results to differ materially from any results that might be projected, forecast, estimated or budgeted by the Company in the forward-looking statements include, but are not limited to, the following:

YEAR 2000 ISSUE

The Year 2000 issue describes the possibility that computer programs with date-sensitive software may recognize a date using "00" as the year 1900, as opposed to the year 2000, because the programs were written using two digits rather than four to define the applicable year. This could result in a system failure or miscalculations causing disruptions of operations such as, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company is in the process of conducting an assessment of its computer information systems and is commencing the necessary steps to determine the nature and extent of the work required, if any, to make its internal systems Year 2000 compliant. These steps may require the Company to modify, upgrade or replace some of its internal systems. The Company continues to evaluate the estimated cost of bringing all internal systems, equipment, and operations into Year 2000 compliance but has not yet finished determining the total cost, if any,

_______________________________________________________________________________
of these compliance efforts. Based on currently available information, the Company believes that any necessary compliance efforts will not have a material adverse effect on its business, operating results and financial condition. However, if compliance efforts are required and are not completed on time, or if the cost of any required updating, modification or replacement of the Company's information systems exceeds the Company's current estimates, the Year 2000 issue could have a material adverse impact on the Company's business, operating results and financial condition.

Generally speaking, the Company has deliberately refrained from performing Year 2000 remediation services. It is possible, however, that former, present and future clients could assert that certain services performed by the Company from time to time involve or are related to the Year 2000 issue. The Company has recommended, implemented and customized various third-party software packages for its clients, and to the extent that such software programs may not be Year 2000 compliant, the Company could be subjected to claims as a result thereof. Since the Company's inception in 1988, it has designed and developed software and systems for its clients. Due to the large number of such engagements undertaken by the Company over the years, there can be no assurance that all such software programs and systems will be Year 2000 compliant, which could also result in the assertion of claims against the Company.

The Company's policy has been to endeavor to secure provisions in its client contracts that, among other things, disclaim implied warranties, limit the duration of the Company's express warranties, limit the Company's liability to the amount of fees paid (or a multiple thereof) by the client to the Company in connection with the project, and disclaim any liability arising from third-party software that is implemented, customized or installed by the Company. There can be no assurance that the Company will be able to secure contractual protections in agreements concerning future projects, or that any contractual protections secured by the Company in agreements governing pending and completed projects, will dissuade the other party thereto from asserting claims against the Company with respect to the Year 2000 issue.

Due to the complexity of the Year 2000 issue, upon any failure of critical client systems or processes that may be directly or indirectly connected or related to systems or software designed, developed, customized or implemented by the Company as described above, the Company may be subjected to claims regardless of whether the failure is related to the services provided by the Company. There can be no assurance that the Company would be able to establish that it did not cause or contribute to the failure of a critical client system or process. There also can be no assurance that the contractual protections, if any, secured by the Company in connection with any past, present or future clients will operate to insulate the Company from, or limit the amount of, any liability arising from claims asserted against the Company. If asserted, the resolution of such claims (and the associated defense costs) could have a material adverse effect on the Company's business, operating results and financial condition.

RAPID TECHNOLOGICAL CHANGE

The systems consulting and implementation market has experienced rapid technological advances and developments in recent years. Failure of the Company to stay abreast of such advances and developments could materially adversely affect its business. The Company additionally utilizes a

_______________________________________________________________________________
number of different technologies in developing and providing IT solutions for its customers. The technologies used by the Company are developing rapidly and are characterized by evolving industry standards in a wide variety of areas. While the Company evaluates technologies on an ongoing basis and endeavors to utilize those that are most effective in developing IT solutions for its customers, there can be no assurance that the technologies utilized by the Company and the expertise gained in those technologies will continue to be applicable in the future. There can be no assurance that new technologies will be made available to the Company or that such technologies can be economically applied by the Company. The inability to apply existing technologies and expertise to subsequent projects could have a material adverse effect on the Company's business, operating results and financial condition.

MANAGEMENT OF GROWTH

The Company's business has grown significantly since its inception, and the Company anticipates future growth. The growth of the Company's business and the expansion of its customer base have resulted in a corresponding growth in the demands on the Company's management and personnel and its operating systems and internal controls. Any future growth may further strain existing management resources and operational, financial, human resources and management information systems and controls, which may not be adequate to support the Company's operations.

The Company is currently increasing its expense levels as a result of a number of factors, including substantial increases in the number of employees, the opening of new offices, investments in equipment, training of employees and the development of methodologies, tools, etc. An unexpected decline in revenues without a corresponding and timely reduction in staffing and other expenses, or a staffing increase that is not accompanied by a corresponding increase in revenues, could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to manage its recent or future growth successfully. In addition, there can be no assurance that the Company will continue to grow or sustain the rate of growth it has experienced in the past.

The Company expects that it will need to further develop its financial and management controls, reporting systems and procedures to accommodate future growth. There can be no assurance that the Company will be able to develop such controls, systems or procedures effectively or on a timely basis, and the failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

ABILITY TO ATTRACT AND RETAIN EMPLOYEES

The Company's business consists mainly of professional services and is inherently labor intensive. The Company's success depends in large part upon its ability to attract, retain and motivate highly skilled employees, particularly senior project managers and other senior personnel, for its domestic and international operations. Qualified senior project managers within and outside the United States are in particularly great demand and are likely to remain a limited resource for the foreseeable future. Several attributes of the Company's work environment pose challenges to the Company's ability to attract and retain employees, including (i) extensive travel requirements, (ii) the Company's intense work environment and culture, (iii) the Company's standards for

_______________________________________________________________________________
employee technical skills and job performance, and (iv) the Company's practice of adjusting the number of technical personnel to reflect active project levels. Although the Company expects to continue to attract sufficient numbers of highly skilled employees and to retain its existing senior project managers and other senior personnel for the foreseeable future, there can be no assurance that the Company will be able to do so. Failure to attract and retain key personnel could have a material adverse effect upon the Company's business, operating results and financial condition.

GROWTH BY ACQUISITION

The Company may grow in part by acquiring existing businesses. The success of any such acquisition will depend upon, among other things, the ability of the Company and its management to integrate acquired personnel, operations, products and technologies into its organization effectively, to retain and motivate key personnel of acquired businesses and to retain customers of acquired firms. There can be no assurance that the Company will be able to identify suitable acquisition opportunities, consummate acquisitions or successfully integrate acquired personnel and operations into the Company. In addition, acquisitions by the Company may involve certain other risks, including potentially dilutive issuances of equity securities and the diversion of management's attention from other business concerns.

DEPENDENCE ON KEY PERSONNEL

Although the Company does not believe that the loss of any particular individual would have a material adverse impact on the Company, the loss of some or all of the Company's senior managers could have a material adverse impact on the Company, including its ability to secure and complete engagements. The Company has employment agreements with its President, Executive Vice Presidents and its Vice Presidents that contain noncompetition, nondisclosure and nonsolicitation covenants. The employment agreements with the President and Executive Vice Presidents do not have fixed expiration dates and may be terminated by either the Company or the employee on 90 days' written notice. The employment agreements with the other Vice Presidents generally have a fixed initial term but are automatically renewed for successive one-year periods unless terminated by either the Company or the employee on 90 days' written notice. Other senior employees also have employment agreements that are generally terminable by the Company or the employee upon 30 to 90 days' written notice.

UNASSIGNED LABOR COSTS

The Company's unassigned labor costs, which represent salaries of, and other expenses allocated to systems professionals not assigned to a specific project, have gradually increased as a percentage of revenues over time. The Company attempts to reassign employees who meet its performance requirements to other active projects when they are no longer needed on a particular project. However, since the Company generally recruits personnel in advance of the

_______________________________________________________________________________
                                  Page 29
commencement of certain projects in order to meet the needs of such projects, any cancellation or delays in the anticipated projects could increase the unassigned labor costs and might cause a material adverse effect upon the Company's business, operating results and financial condition.

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

PROJECT RISKS

Because of the project-based nature of the Company's work and the fact that many of the projects undertaken by the Company are large projects, there is a risk of a material adverse impact on operating results because of the unanticipated suspension or cancellation of a large project or the financial difficulties of a client. The suspension or cancellation of a project or the financial difficulties of a client could result in a decrease in revenues, the need to reassign staff, a potential dispute with a client regarding monies owed for consulting work and expenses, and damage to TSC's reputation.

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

COMPETITION

The systems consulting and implementation market comprises a large number of participants, is subject to rapid changes and is highly competitive. The Company competes with and faces potential competition from a number of companies that have significantly greater financial, technical and marketing resources and greater name recognition than the Company. The Company also competes with smaller service providers whose specific, more narrowly focused service offerings may be more attractive to potential clients than the Company's multi-dimensional
_______________________________________________________________________________
                                  Page 30
approach. The Company's clients primarily consist of Fortune 1000 and other large corporations and there are an increasing number of professional services firms seeking systems consulting and implementation engagements from that client base. The Company believes that its ability to compete depends in part on a number of factors outside its control, including the ability of its competitors to hire, retain and motivate a significant number of senior project managers, the ownership by competitors of software used by potential clients, the development by others of software that is competitive with the Company's products and services, and the price at which others offer comparable services.

In addition, the Company's clients could develop or acquire in-house expertise in services similar to those provided by the Company, which would significantly reduce demand for the Company's services. No assurance can be given that the Company will be able to maintain its existing client base, maintain or increase the level of revenue generated by its existing clients or be able to attract new clients.

SUSCEPTIBILITY TO GENERAL ECONOMIC CONDITIONS

The Company's revenues and results of operations will be subject to fluctuations based on the general economic conditions of the United States as well as the foreign countries in which it operates. If there were to be a general economic downturn or a recession in the United States or the foreign countries in which it operates, then the Company expects that business enterprises would cut back their spending on, or reduce their budget for, IT services. In the event of such an economic downturn, there can be no assurance that the Company's business, operating results and financial condition would not be materially adversely affected.

COST OVERRUNS

Although the Company's engagements are generally on a time-and-materials basis, some of its projects are on a "not-to-exceed" or fixed-price basis. The failure of the Company to complete a project to the client's satisfaction within the "not-to-exceed" or fixed fee exposes the Company to unrecoverable cost overruns, which could have a material adverse effect on the Company's business, results of operations and financial condition.

INTELLECTUAL PROPERTY RIGHTS

A majority of the Company's clients have required the Company, as a condition of performing services for such clients, to grant to the clients all proprietary and intellectual property rights with respect to the work product resulting from the performance of such services, including the intellectual property rights to any custom software developed by the Company for such clients. Each such grant of proprietary and intellectual property rights would limit the Company's ability to reuse work product components and work product solutions with other clients. In a limited number of such situations, the Company has obtained, and in the future may attempt to obtain, ownership interest or a license from its clients to permit the Company to market custom software for the joint benefit of the client and the Company. Such arrangements may be nonexclusive or exclusive, and licensors to the Company may retain the right to sell products and services that compete with those of the Company. There can be no assurance, however, that the Company will be able to negotiate software licenses upon terms acceptable to the Company.

______________________________________________________________________________

The Company also develops certain foundation and application software tools and products that are owned by the Company and licensed to its clients. The Company regards such software as proprietary and intends to protect its rights in such software, where appropriate, with registered copyrights, patents, registered trademarks, trade secret laws and contractual restrictions on disclosure and transferring title. To date, the Company has not filed any applications for the registration of patents or copyrights on any of its software. There can be no assurance that any such steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary rights or independent third party development of functionally equivalent products.

In addition, the Company's success is dependent upon its specialized expertise and methodologies. To protect such proprietary information, the Company relies upon a combination of trade secret and common laws, employee nondisclosure policies and third-party confidentiality agreements. However, there can be no assurance that any such steps taken by the Company in this regard will be adequate to deter misappropriation of its specialized expertise and methodologies.

Although the Company believes that its services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future.

RISKS OF CONDUCTING INTERNATIONAL OPERATIONS

The Company has been significantly increasing its international operations in recent years and expects to continue to do so in the future. Because the cost of doing business abroad is typically higher for U.S. businesses than the cost of doing business domestically, the Company could experience a decline in its operating margins as the significance of its international operations increases. International operations and the provision of services in foreign markets are subject to a number of special risks, including currency exchange rate fluctuations, trade barriers, exchange controls, national and regional labor strikes, political risks, additional security concerns and risks of increases in duties, taxes and governmental royalties, as well as changes in laws and policies governing operations of foreign-based companies. In addition, the Company's continued success and growth internationally will depend upon its ability to attract, develop and retain a sufficient number of highly skilled, motivated local professional employees in each of those foreign countries where it conducts operations. Competition for such local personnel qualified to deliver most of the Company's services is intense, and there can be no assurance that the Company will be able to recruit, develop and retain a sufficient number of highly skilled, motivated local professionals to successfully compete internationally.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required with respect to this
Item 8 are listed in Item 14(a)(1) and (a)(2) in this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

______________________________________________________________________________

                          TECHNOLOGY SOLUTIONS COMPANY

                                   PART III.
______________________________________________________________________________


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the headings "Election Of Directors," "Nominees For Director," "Members of Board of Directors Continuing in Office" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement") and the information contained under the heading "Executive Officers of the Registrant" in Item 1 hereof is incorporated herein by reference.

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

______________________________________________________________________________
                                    Page 33

                          TECHNOLOGY SOLUTIONS COMPANY
                                    PART IV.
______________________________________________________________________________


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                          TECHNOLOGY SOLUTIONS COMPANY
                CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                                    CONTENTS

Report of Independent Accountants..............................................         35
Financial Statements (Item 14(a)(1))
  Consolidated Balance Sheets as of May 31, 1998 and 1997......................         36
  Consolidated Statements of Income for each of the three years in the period
    ended May 31, 1998.........................................................         37
  Consolidated Statements of Changes in Stockholders' Equity for each of the
    three years in the period ended May 31, 1998...............................         38
  Consolidated Statements of Cash Flows for each of the three years in the
    period ended May 31, 1998..................................................         39
  Notes to Consolidated Financial Statements...................................         40
Financial Statement Schedule (Item 14(a)(2))
  Schedule II--Valuation and Qualifying Accounts...............................         55

   All other schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

______________________________________________________________________________

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Technology Solutions Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) on page 34 present fairly, in all material respects, the financial position of Technology Solutions Company and its subsidiaries (the "Company") at May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a)(2) on page 34 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

June 29, 1998
Chicago, Illinois

______________________________________________________________________________

                          TECHNOLOGY SOLUTIONS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                     ASSETS

                                                                                             MAY 31,     MAY 31,
                                                                                               1998        1997
                                                                                            ----------  ----------
CURRENT ASSETS:
  Cash and cash equivalents...............................................................  $   38,458  $   27,951
  Marketable securities...................................................................      27,973      15,988
  Receivables, less allowance for doubtful receivables of $3,246 and $3,346...............      72,114      43,907
  Refundable income taxes.................................................................      --           1,398
  Deferred income taxes...................................................................       7,448       7,234
  Other current assets....................................................................      12,750      11,196
                                                                                            ----------  ----------
    Total current assets..................................................................     158,743     107,674
COMPUTERS, FURNITURE AND EQUIPMENT, NET...................................................       9,515       6,416
LONG-TERM INVESTMENTS.....................................................................       1,200       8,118
COST IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES AND OTHER INTANGIBLES                       13,535       3,521
LONG-TERM RECEIVABLES AND OTHER...........................................................      14,155       8,137
                                                                                            ----------  ----------
    Total assets..........................................................................  $  197,148  $  133,866
                                                                                            ==========  ==========
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable........................................................................  $    1,931  $    1,604
  Accrued compensation and related costs..................................................      20,982      17,001
  Capitalized lease obligation............................................................          79         240
  Deferred compensation...................................................................      13,566       6,842
  Other current liabilities...............................................................       4,784       2,392
                                                                                            ----------  ----------
    Total current liabilities.............................................................      41,342      28,079
                                                                                            ----------  ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; shares authorized--10,000,000; none issued.............      --          --
  Common stock, $.01 par value; shares authorized--
    50,000,000; shares issued--40,282,870.................................................         403         403
  Capital in excess of par value..........................................................      85,089      61,824
  Retained earnings.......................................................................      72,463      51,627
  Unrealized holding loss.................................................................         (42)       (319)
  Cumulative translation adjustment.......................................................      (1,209)       (318)
                                                                                            ----------  ----------
                                                                                               156,704     113,217
  Less: Treasury stock, at cost (381,186 and 3,185,490 shares)............................        (898)     (7,430)
                                                                                            ----------  ----------
    Total stockholders' equity............................................................     155,806     105,787
                                                                                            ----------  ----------
    Total liabilities and stockholders' equity............................................  $  197,148  $  133,866
                                                                                            ==========  ==========

       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of this financial information.

______________________________________________________________________________

                          TECHNOLOGY SOLUTIONS COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  FOR THE YEARS ENDED MAY 31,
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
REVENUES:
  Professional fees..........................................................  $  271,595  $  164,238  $   97,004
  Software and hardware products.............................................         280         850         595
                                                                               ----------  ----------  ----------
                                                                                  271,875     165,088      97,599
                                                                               ----------  ----------  ----------
COSTS AND EXPENSES:
  Project personnel..........................................................     126,147      76,508      46,744
  Other project expenses.....................................................      39,570      23,374      13,010
  Cost of products sold......................................................      --              54         476
  Management and administrative support......................................      57,508      32,074      22,605
  Goodwill amortization......................................................       3,603         811      --
  Shareholder litigation settlement..........................................      --          --           2,345
  Company founders litigation settlement.....................................      --          --             944
  Incentive compensation.....................................................      10,662       9,394       6,611
                                                                               ----------  ----------  ----------
                                                                                  237,490     142,215      92,735
                                                                               ----------  ----------  ----------
OPERATING INCOME.............................................................      34,385      22,873       4,864
                                                                               ----------  ----------  ----------
OTHER INCOME (EXPENSE):
  Net investment income......................................................       2,059       2,295       2,073
  Interest expense...........................................................         (62)       (191)       (169)
                                                                               ----------  ----------  ----------
                                                                                    1,997       2,104       1,904
                                                                               ----------  ----------  ----------
INCOME BEFORE INCOME TAXES...................................................      36,382      24,977       6,768
INCOME TAX PROVISION.........................................................      15,362       9,910       2,194
                                                                               ----------  ----------  ----------
NET INCOME...................................................................  $   21,020  $   15,067  $    4,574
                                                                               ==========  ==========  ==========
EARNINGS PER COMMON SHARE....................................................  $     0.54  $     0.43  $     0.15
                                                                               ==========  ==========  ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.........................      38,887      35,333      31,311
                                                                               ==========  ==========  ==========
EARNINGS PER COMMON SHARE ASSUMING DILUTION..................................  $     0.49  $     0.38  $     0.13
                                                                               ==========  ==========  ==========
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING...      42,781      39,869      36,320
                                                                               ==========  ==========  ==========

       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of this financial information.

______________________________________________________________________________

                          TECHNOLOGY SOLUTIONS COMPANY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED MAY 31, 1998, 1997 AND 1996--
                          (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        COMMON STOCK       CAPITAL IN
                                                                   ----------------------   EXCESS OF    RETAINED     UNREALIZED
                                                                    SHARES      AMOUNT      PAR VALUE    EARNINGS    HOLDING LOSS
                                                                   ---------  -----------  -----------  -----------  -------------
Balance as of May 31, 1995.......................................  26,855,390  $     269    $  43,971    $  31,409     $    (853)

Effect of August 10, 1998 three-for-two stock split on May 31,
  1995 balances..................................................  13,427,480        134         (134)      --            --
Issuance of 3,596,871 treasury shares from exercise of stock
  options........................................................     --          --            6,085       --            --
Issuance of 87,854 treasury shares from employee stock purchase
  plan...........................................................     --          --              198       --            --
Change in net unrealized holding loss on available-for-sale
  securities.....................................................     --          --           --           --               211
Net income.......................................................     --          --           --            4,574        --
Acquisition of 150,875 treasury shares...........................     --          --           --           --            --
                                                                   ---------       -----   -----------  -----------        -----
Balance as of May 31, 1996.......................................  40,282,870        403       50,120       35,983          (642)
Issuance of 2,565,747 treasury shares from exercise of stock
  options........................................................     --          --           12,140       --            --
Issuance of 179,165 treasury shares from employee stock purchase
  plan...........................................................     --          --            1,396       --            --
Change in net unrealized holding loss on available-for-sale
  securities.....................................................     --          --           --           --               323
Net income.......................................................     --          --           --           15,067        --
Cumulative translation adjustment................................     --          --           --           --            --
Issuance of 851,199 treasury shares for business combinations....     --          --           (1,832)         577        --
                                                                   ---------       -----   -----------  -----------        -----
Balance as of May 31, 1997.......................................  40,282,870        403       61,824       51,627          (319)
Issuance of 2,429,116 treasury shares from exercise of stock
  options........................................................     --          --           15,993       --            --
Issuance of 269,347 treasury shares from employee stock purchase
  plan...........................................................     --          --            3,070       --            --
Change in net unrealized holding loss on available-for-sale
  securities.....................................................     --          --           --           --               277
Net income.......................................................     --          --           --           21,020        --
Cumulative translation adjustment................................     --          --           --           --            --
Issuance of 105,841 treasury shares for business combinations....     --          --            4,202         (184)       --
                                                                   ---------       -----   -----------  -----------        -----
Balance as of May 31, 1998.......................................  40,282,870  $     403    $  85,089    $  72,463     $     (42)
                                                                   ==========      =====   ==========   ==========         =====
































                                                                   CUMULATIVE
                                                                   TRANSLATION   TREASURY
                                                                   ADJUSTMENT      STOCK       TOTAL
                                                                   -----------  -----------  ---------
Balance as of May 31, 1995.......................................   $  --        $ (23,070)  $  51,726
Effect of August 10, 1998 three-for-two stock split on May 31,
  1995 balances..................................................      --           --          --
Issuance of 3,596,871 treasury shares from exercise of stock
  options........................................................      --            8,107      14,192
Issuance of 87,854 treasury shares from employee stock purchase
  plan...........................................................      --              200         398
Change in net unrealized holding loss on available-for-sale
  securities.....................................................      --           --             211
Net income.......................................................      --           --           4,574
Acquisition of 150,875 treasury shares...........................      --           (1,072)     (1,072)
                                                                   -----------  -----------  ---------
Balance as of May 31, 1996.......................................      --          (15,835)     70,029
Issuance of 2,565,747 treasury shares from exercise of stock
  options........................................................      --            6,001      18,141
Issuance of 179,165 treasury shares from employee stock purchase
  plan...........................................................      --              418       1,814
Change in net unrealized holding loss on available-for-sale
  securities.....................................................      --           --             323
Net income.......................................................      --           --          15,067
Cumulative translation adjustment................................        (318)      --            (318)
Issuance of 851,199 treasury shares for business combinations....      --            1,986         731
                                                                   -----------  -----------  ---------
Balance as of May 31, 1997.......................................        (318)      (7,430)    105,787
Issuance of 2,429,116 treasury shares from exercise of stock
  options........................................................      --            5,660      21,653
Issuance of 269,347 treasury shares from employee stock purchase
  plan...........................................................      --              625       3,695
Change in net unrealized holding loss on available-for-sale
  securities.....................................................      --           --             277
Net income.......................................................      --           --          21,020
Cumulative translation adjustment................................        (891)      --            (891)
Issuance of 105,841 treasury shares for business combinations....      --              247       4,265
                                                                   -----------  -----------  ---------
Balance as of May 31, 1998.......................................   $  (1,209)   $    (898)  $ 155,806
                                                                   ===========  ===========  =========

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

______________________________________________________________________________
                                    Page 38

                          TECHNOLOGY SOLUTIONS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   FOR THE YEARS ENDED MAY 31,
                                                                                ----------------------------------
                                                                                   1998        1997        1996
                                                                                ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..................................................................  $   21,020  $   15,067  $    4,574
  Adjustments to reconcile net income to net cash from operating activities:...............................................................
    Depreciation and amortization.............................................       7,107       4,442       2,558
    Provisions for receivable valuation allowances and reserves for possible
      losses..................................................................       1,897       2,712       1,339
    Gain on sale of investments...............................................         (43)        (17)        (18)
    Deferred income taxes.....................................................      12,566       8,837         447
    Changes in assets and liabilities:
      Receivables.............................................................     (28,031)    (21,533)    (11,166)
      Purchases of trading securities related to deferred compensation
        program...............................................................      (6,724)     (4,182)     (2,660)
      Refundable income taxes.................................................       1,398          49       1,074
      Other current assets....................................................      (1,493)     (4,933)     (2,292)
      Accounts payable........................................................         352         (73)        572
      Accrued compensation and related costs..................................       3,914       5,260       2,849
      Deferred compensation funds from employees..............................       6,724       4,182       2,660
      Other current liabilities...............................................      (1,199)        158        (875)
      Other assets............................................................      (4,369)     (3,215)     (1,319)
      Other...................................................................      --            (241)     --
                                                                                ----------  ----------  ----------
        Net cash provided by (used in) operating activities...................      13,119       6,513      (2,257)
                                                                                ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of available-for-sale securities...................................     (10,250)     (1,000)     --
  Proceeds from available-for-sale securities.................................       5,337       1,314       1,075
  Proceeds from held-to-maturity investments..................................       6,910       8,890       4,015
  Capital expenditures, net...................................................      (5,745)     (6,057)     (3,651)
  Net assets of acquired businesses and other intangibles.....................      (7,741)     (1,127)     (3,079)
  Other assets................................................................      (3,000)     --          --
  Capitalized lease obligation................................................          71      (1,311)        866
                                                                                ----------  ----------  ----------
        Net cash (used in) provided by investing activities...................     (14,418)        709        (774)
                                                                                ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options.....................................       8,721       6,445       9,100
  Proceeds from employee stock purchase plan..................................       3,688       1,805         398
  Treasury stock..............................................................      --          --          (1,072)
                                                                                ----------  ----------  ----------
        Net cash provided by financing activities.............................      12,409       8,250       8,426
                                                                                ----------  ----------  ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS..................        (603)       (511)     --
                                                                                ----------  ----------  ----------
INCREASE IN CASH AND CASH EQUIVALENTS.........................................      10,507      14,961       5,395
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD................................      27,951      12,990       7,595
                                                                                ----------  ----------  ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD......................................  $   38,458  $   27,951  $   12,990
                                                                                ==========  ==========  ==========

       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of this financial information.

______________________________________________________________________________

                          TECHNOLOGY SOLUTIONS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1--THE COMPANY

TSC delivers business benefits through consulting and systems integration services that help clients transform customer relationships and improve operations. The Company's clients generally are located throughout the United States and in Europe, Latin America and Canada.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION--The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions have been eliminated. Acquired businesses are included in the results of operations since their acquisition dates.

REVENUE RECOGNITION--The Company derives substantially all of its revenues from information technology, strategic business and management consulting, systems integration, programming, and packaged software integration and implementation services. The Company operates in one industry segment--providing IT and strategic business consulting services to major companies. The Company recognizes revenue on contracts as work is performed primarily based on hourly billing rates. Out-of-pocket expenses are presented net of amounts billed to clients in the accompanying consolidated statements of income. Contracts are performed in phases. Losses on contracts, if any, are reserved in full when determined. Revenue from licensing of software is recognized upon delivery of the product. The Company does not presently have any significant maintenance and support contracts for software licensed to clients. Revenue from hardware sales is recognized upon delivery.

CASH AND CASH EQUIVALENTS--The Company considers all highly liquid investments readily convertible into cash to be cash equivalents with original maturities of three months or less. These short-term investments are carried at cost plus accrued interest, which approximates market.

MARKETABLE SECURITIES--The Company's marketable securities primarily consist of preferred stocks. These preferred stocks, all of which are classified as available-for-sale, are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a net after-tax amount in a separate component of stockholders' equity until realized. The Company's investments related to the executive deferred compensation plan (see Note 10) are classified as trading securities, with unrealized gains and losses included in the Company's consolidated statements of income. Realized gains or losses are determined on the specific identification method.

COMPUTERS, FURNITURE AND EQUIPMENT--Computers, furniture and equipment are carried and depreciated on a straight-line basis over their estimated useful lives. Useful lives generally are five years or less.

______________________________________________________________________________

                          TECHNOLOGY SOLUTIONS COMPANY

COST IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES--The excess of cost over the fair market value of the net identifiable assets of businesses acquired (goodwill) is amortized on a straight-line basis, typically over a five-year period. Accumulated amortization of goodwill as of May 31, 1998 and 1997 was $4,414 and $811, respectively.

SOFTWARE DEVELOPMENT COSTS--The Company capitalizes certain software development costs once technological feasibility is established in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Amortization of software costs is the greater of the amount computed using the (a) ratio of current revenues to the total current and anticipated future revenues or (b) the straight-line method over the estimated economic life of the product.

LONG-TERM INVESTMENTS--The Company's long-term investments consist of municipal bonds with maturities primarily through calendar 1998. Since the Company has the ability and intent to hold the bonds to maturity, the investments are classified as held-to-maturity under the provisions of SFAS No. 115 and, accordingly, are accounted for at cost, net of accumulated amortization. Municipal bonds held by the Company are regarded as investment grade by independent nationally recognized rating agencies.

EARNINGS PER COMMON SHARE--The Company adopted SFAS No. 128, "Earnings Per Share," as of February 28, 1998. The Company discloses basic and diluted earnings per share in the consolidated statements of income under the provisions of SFAS No. 128. Earnings per common share assuming dilution is computed by dividing net income by the weighted average number of common shares outstanding during each period presented, including common equivalent shares arising from the assumed exercise of stock options, where appropriate. Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. All share and per share amounts have been adjusted to reflect the Company's three-for-two stock splits effective August 10, 1998, August 1, 1997 and July 30, 1996, respectively.

                                                       RECONCILIATION OF BASIC AND DILUTED EPS
                                      -------------------------------------------------------------------------

                                                 MAY 31, 1998                         MAY 31, 1997
                                      -----------------------------------  -----------------------------------
                                         NET                  PER COMMON      NET                  PER COMMON
                                       INCOME      SHARES        SHARE      INCOME      SHARES        SHARE
                                      ---------  -----------  -----------  ---------  -----------  -----------
Basic EPS...........................  $  21,020      38,887    $    0.54   $  15,067      35,333    $    0.43
Effect of Stock Options.............     --           3,894                   --           4,536
                                      ---------  -----------       -----   ---------  -----------       -----
Diluted EPS.........................  $  21,020      42,781    $    0.49   $  15,067      39,869    $    0.38
                                      ---------  -----------       -----   ---------  -----------       -----


                                                  MAY 31, 1996
                                       -------------------------------------
                                          NET                    PER COMMON
                                        INCOME        SHARES        SHARE
                                       ---------    -----------  -----------
Basic EPS...........................   $   4,574        31,311    $    0.15
Effect of Stock Options.............      --             5,009
                                       ---------    -----------       -----
Diluted EPS.........................   $   4,574        36,320    $    0.13
                                       ---------    -----------       -----

______________________________________________________________________________

                          TECHNOLOGY SOLUTIONS COMPANY

FOREIGN CURRENCY TRANSLATION--All assets and liabilities of foreign subsidiaries are translated to U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The resulting translation adjustments are recorded as a component of stockholders' equity. The functional currencies for the Company's foreign subsidiaries are their local currencies. Gains and losses from foreign currency transactions of these subsidiaries are included in the consolidated statements of income.

FAIR VALUE OF FINANCIAL INSTRUMENTS--The carrying values of current assets and liabilities, long-term receivables and long-term investments approximated their fair values at May 31, 1998 and 1997. Investments pertaining to a minor investment in a company for which fair value is not readily available is believed to approximate its carrying amount.

STOCK-BASED COMPENSATION--The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, the Company recognizes no compensation expense for its fixed stock option plan or employee stock purchase plan. See Note 13 for further discussion and related disclosures.

NEW ACCOUNTING STANDARDS--In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." In addition to net income, comprehensive income includes items recorded directly to stockholders' equity such as the income tax benefit related to the exercise of certain stock options. This statement establishes new standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Adoption of this standard will only require additional financial statement disclosure detailing the Company's comprehensive income.

In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes new standards for reporting information about operating segments in interim and annual financial statements. This statement is also effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact, if any, this statement will have on disclosures in the consolidated financial statements.

On June 15, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for financial statements issued for periods ending after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

______________________________________________________________________________

                          TECHNOLOGY SOLUTIONS COMPANY

INCOME TAXES--The Company files its federal and state income tax returns on a calendar year basis. The current income tax provision (benefit) represents the Company's federal, state and foreign income taxes for the fiscal year as though tax returns were filed on a fiscal year basis ending on May 31.

The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. The Company does not provide U.S. deferred income taxes on earnings of foreign subsidiaries which are expected to be indefinitely reinvested.

EMPLOYEE BENEFIT PLAN--The Company has a 401(k) Savings Plan (the "Plan"). The Plan allows employees to contribute up to 15 percent of their annual compensation, subject to Internal Revenue Service statutory limitations. Company contributions to the Plan are discretionary. The Company contributed $1,806 and $1,234 to the Plan in fiscal 1998 and 1997, respectively.

ESTIMATES AND ASSUMPTIONS--The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS--Certain reclassifications have been made to the prior period to conform to the current period classification.

NOTE 3--ACQUISITIONS

In June 1997, the Company acquired The Bentley Company, Inc., (Bentley) for a combination of cash and the Company's common stock. The transaction was accounted for using the purchase method of accounting and goodwill was recorded and is being amortized over five years on a straight-line basis. Total consideration recorded for Bentley was approximately $12,704. Cash paid for Bentley totaled $7,360. In addition, the Company also exchanged 44,303 shares of the Company's common stock for all the issued and outstanding stock of Bentley and replaced the employee stock options outstanding under Bentley's stock option plan with the Company's stock options. The purchase price may be increased by approximately $5,785 if certain performance targets are met over the next fiscal year. Goodwill recorded was approximately $12,908. Bentley is a Boston-area based firm specializing in business and operations consulting in the Enterprise Service Management (ESM) area. ESM encompasses the business processes and systems that relate to the customer service and field service and support functions.

______________________________________________________________________________

                          TECHNOLOGY SOLUTIONS COMPANY

In March 1997, the Company combined with HRM Resources, Inc. through the exchange of common stock of the Company for all the issued and outstanding shares of HRM Resources. The shares of common stock exchanged included 865,135 shares of unregistered treasury stock. HRM Resources was a technology implementation firm based in New York that specialized in large-scale financial and human resources software packages. This transaction was accounted for as a pooling of interests. The operations of HRM Resources were not material to the Company's consolidated operations.

In February 1997, the Company acquired Geising International, a German-based business consulting firm focused on customer relationship management services, for approximately $1,040. In June 1997, the Company issued 37,962 shares of treasury stock related to the purchase agreement. The results of Geising International operations have been combined with those of the Company since the date of acquisition. The acquisition was accounted for using the purchase method of accounting. Goodwill recorded approximated $994. The operations of Geising International were not material to the Company's consolidated operations.

In May 1996, the Company acquired Aspen Consultancy Ltd., a U.K.-based call center consulting firm. Aspen Consultancy Ltd. became a wholly-owned subsidiary of the Company. The acquisition was accounted for under the purchase method of accounting. The purchase price was approximately $1,600 and may be increased by approximately $1,900 if certain performance targets are met in fiscal years 1998 and 1999. The Company recorded a $300 earn-out payment in the third quarter of fiscal year 1998 related to the acquisition. Goodwill recorded at acquisition date approximated $1,600. The operations of Aspen Consultancy were not material to the Company's consolidated operations.

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

Consolidated pro forma net income and earnings per share would not have been materially different from the Company's reported amounts for fiscal years 1998, 1997 and 1996.

Goodwill for all acquisitions is amortized over five years on a straight-line basis.

______________________________________________________________________________
                                    Page 44

                          TECHNOLOGY SOLUTIONS COMPANY

NOTE 4--RECEIVABLES

Receivables consist of the following:

                                                                                MAY 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
Amounts billed to clients...............................................  $  71,773  $  34,515
Contracts in process....................................................      3,587     12,738
                                                                          ---------  ---------
                                                                             75,360     47,253
Receivable valuation allowances and reserves for
 possible losses........................................................     (3,246)    (3,346)
                                                                          ---------  ---------
                                                                          $  72,114  $  43,907
                                                                          =========  =========

Amounts billed to clients represent professional fees and reimbursable project-related expenses. Contracts in process represent unbilled professional fees and project costs such as out-of-pocket expense, materials and subcontractor costs. The amounts above are expected to be collected within one year from the balance sheet date. Amounts billed to clients are unsecured and generally due within 30 days.

NOTE 5--MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS

Marketable securities, included in current assets and classified as available-for-sale, are reported at fair value. As of May 31, 1998 and 1997, the gross unrealized holding gain of $175 and $39, respectively, and gross unrealized holding loss of $237 and $527, respectively, are presented net and after-tax in a separate component of stockholders' equity.

Municipal bonds, included in long-term investments are presented at cost, net of accumulated amortization of ($1) and $514 as of May 31, 1998 and 1997, respectively. These bonds had a market value at May 31, 1998 and 1997 of $1,202 and $8,184, respectively. Long-term investments of $1,200 as of May 31, 1998 are expected to mature in fiscal 1999.

NOTE 6--COMPUTERS, FURNITURE AND EQUIPMENT

Computers, furniture and equipment consist of the following:

                                                                                MAY 31,
                                                                         ---------------------
                                                                            1998       1997
                                                                         ----------  ---------
Computers..............................................................  $   13,410  $   9,583
Furniture and equipment................................................       6,137      3,324
                                                                         ----------  ---------
                                                                             19,547     12,907
Accumulated depreciation...............................................     (10,032)    (6,491)
                                                                         ----------  ---------
                                                                         $    9,515  $   6,416
                                                                         ==========  =========

Depreciation expense was $3,652, $3,492 and $2,239 for the years ended May 31, 1998, 1997, and 1996, respectively.

______________________________________________________________________________

                          TECHNOLOGY SOLUTIONS COMPANY

NOTE 7--LONG-TERM RECEIVABLES AND OTHER

Long-term receivables and other consist of the following:

                                                                                 MAY 31,
                                                                           --------------------
                                                                             1998       1997
                                                                           ---------  ---------
Customer receivables.....................................................  $   2,016  $   5,859
Employee receivables.....................................................      3,178      1,165
Capitalized software costs...............................................      4,788        801
Investments..............................................................      3,000     --
Other....................................................................      1,173        312
                                                                           ---------  ---------
                                                                           $  14,155  $   8,137
                                                                           =========  =========

In accordance with SFAS No. 86, amortization expense of capitalized software costs of $718 and $454 was recorded in fiscal 1998 and fiscal 1997, respectively. No amortization expense of capitalized software costs was incurred in fiscal 1996.

NOTE 8--INCOME TAXES

The Company uses an asset and liability approach to financial accounting and reporting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The provision for income taxes consists of the following:

                                                                  FOR THE YEARS ENDED MAY 31,
                                                                -------------------------------
                                                                  1998       1997       1996
                                                                ---------  ---------  ---------
Current:
  Federal.....................................................  $  11,831  $  10,114  $   1,054
  State.......................................................      2,855      3,115        473
  Foreign.....................................................      1,064     --            220
                                                                ---------  ---------  ---------
        Total current.........................................     15,750     13,229      1,747
                                                                ---------  ---------  ---------
Deferred:
  Federal.....................................................        514     (3,061)       310
  State.......................................................        123       (540)       137
  Foreign.....................................................     (1,025)       282     --
                                                                ---------  ---------  ---------
        Total deferred........................................       (388)    (3,319)       447
                                                                ---------  ---------  ---------
Provision for income taxes....................................  $  15,362  $   9,910  $   2,194
                                                                =========  =========  =========

______________________________________________________________________________

                          TECHNOLOGY SOLUTIONS COMPANY

Total provision for income taxes differed from the amount computed by applying the federal statutory income tax rate to income from continuing operations due to the following:

                                                                    FOR THE YEARS ENDED MAY 31,
                                                                  -------------------------------
                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------
Federal tax provision, at statutory rate........................  $  12,734  $   8,741  $   2,301
State tax provision, net of Federal benefit.....................      1,842      1,674        328
Effect of foreign tax rate differences..........................         63        (91)        33
Nontaxable investment income....................................       (160)      (532)      (468)
Nondeductible goodwill..........................................        219         51     --
Other...........................................................        664         67     --
                                                                  ---------  ---------  ---------
Provision for income taxes......................................  $  15,362  $   9,910  $   2,194
                                                                  =========  =========  =========

Total income tax provision (benefit) was allocated as follows:

                                                                 FOR THE YEARS ENDED MAY 31,
                                                              ---------------------------------
                                                                 1998        1997       1996
                                                              ----------  ----------  ---------
Income from continuing operations...........................  $   15,362  $    9,910  $   2,194
Items charged directly to stockholders' equity..............     (13,493)    (11,605)    (5,151)
                                                              ----------  ----------  ---------
Total tax provision (benefit)...............................  $    1,869  $   (1,695) $  (2,957)
                                                              ==========  ==========  =========

Deferred tax assets and liabilities were comprised of the following:

                                                                                 MAY 31,
                                                                           --------------------
                                                                             1998       1997
                                                                           ---------  ---------
Deferred tax assets:
  Deferred compensation and bonuses......................................  $   5,507  $   2,737
  Net operating loss and credits.........................................        340      3,503
  Receivable valuation allowances and reserves for possible losses.......      2,036      1,982
  Legal and other accruals...............................................      1,696        883
  Depreciation...........................................................        393        393
  Unrealized holding loss................................................         21        195
  Other..................................................................        594     --
                                                                           ---------  ---------
        Total deferred tax assets........................................     10,587      9,693
                                                                           ---------  ---------
Deferred tax liabilities:
  Prepaid expenses.......................................................     (2,778)    (1,968)
  Capitalized software development costs.................................       (361)       (91)
  Other..................................................................     --           (400)
                                                                           ---------  ---------
        Total deferred tax liabilities...................................     (3,139)    (2,459)
                                                                           ---------  ---------
  Net deferred tax asset.................................................  $   7,448  $   7,234
                                                                           =========  =========

______________________________________________________________________________

                          TECHNOLOGY SOLUTIONS COMPANY

Income before income taxes consisted of the following:

                                                                 FOR THE YEARS ENDED MAY 31,
                                                               -------------------------------
                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
United States................................................  $  36,840  $  23,910  $   6,217

Foreign......................................................       (458)     1,067        551
                                                               ---------  ---------  ---------

Total........................................................  $  36,382  $  24,977  $   6,768
                                                               =========  =========  =========

Income taxes paid during fiscal 1998, 1997 and 1996 were $1,864, $135, and $545, respectively.

NOTE 9--LINE OF CREDIT

The Company has available a $5.0 million unsecured line of credit facility which expires September 4, 1998. The borrowing rate is at either the bank's reference rate or at the Eurodollar rate plus 0.75 percent and is based upon the amount borrowed. The unused line fee is 0.25 percent of the unused portion of the commitment. There was no borrowing under the line of credit during fiscal 1998.

NOTE 10--EXECUTIVE DEFERRED COMPENSATION PLAN

Effective July 1, 1995, the Company instituted a nonqualified executive deferred compensation plan. All Company executives (defined as Vice Presidents and above) are eligible to participate in this voluntary program which permits participants to annually elect to defer receipt of a portion of their compensation. The executive deferred compensation plan allows participants to reduce their current taxable income and also generate tax-deferred investment earnings. Investment earnings (or losses) are credited to participants' accounts based on investment allocation decisions determined by participants. Deferred contributions and investment earnings are payable to participants upon various specified events, including retirement, disability or termination. The accompanying consolidated balance sheets include the deferred compensation liability, including investment earnings thereon, owed to participants. The accompanying consolidated balance sheets also include the investments, classified as trading securities, purchased by the Company with the deferred funds. These investments remain assets of the Company and are available to the general creditors of the Company in the event of the Company's insolvency.

______________________________________________________________________________

                          TECHNOLOGY SOLUTIONS COMPANY

NOTE 11--EMPLOYEE STOCK PURCHASE PLAN

Effective November 1, 1995, the Company instituted the Technology Solutions Company 1995 Employee Stock Purchase Plan (the "Plan"). The Plan qualifies as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. The Plan is administered by the Compensation Committee of the Board of Directors. The Plan permits eligible employees to purchase an aggregate of 1,687,500 shares of the Company's Common Stock.

Shares are purchased for the benefit of the participants at the end of each three month purchase period. During the fiscal years ended May 31, 1998 and 1997, 269,347 and 179,165 shares of common stock were purchased under the Plan, respectively.

NOTE 12--STOCKHOLDERS' EQUITY

On June 29, 1998, the Board of Directors declared a three-for-two stock split to be effected as a 50 percent stock dividend for stockholders of record on July 16, 1998. The stock split was effective August 10, 1998. The financial statements and the relevant share and per share data included herein have been adjusted to reflect the stock split. As a result of the increase in issued shares, common stock has been increased and capital in excess of par has been decreased by $134.

NOTE 13--STOCK OPTIONS

On September 26, 1996, the Company's stockholders approved the Technology Solutions Company 1996 Stock Incentive Plan (the "1996 Plan"). The 1996 Plan replaced each of the Technology Solutions Company's Stock Option Plan (the "Original Plan"), the Technology Solutions Company 1992 Stock Incentive Plan (the "1992 Plan") and the Technology Solutions Company 1993 Outside Directors Stock Option Plan (the "1993 Plan" and together with the Original Plan and the 1992 Plan, the "Predecessor Plans"). With the approval of the 1996 Plan, no future awards will be made under the Predecessor Plans. Previous awards made under the Predecessor Plans are not affected. Shares subject to awards made under any of the Predecessor Plans will be available under the 1996 Plan, under certain circumstances, to the extent that such shares are not issued or delivered in connection with such awards. A total of 2,370,239 shares of the Company's common stock were available for grant on September 26, 1996 under the Predecessor Plans. With the approval of the 1996 Plan, these shares became available for grant under the 1996 Plan. On September 26, 1996, the stockholders also approved the addition of 2,250,000 shares to the 1996 Plan.

Options granted under the 1996 Plan and the Predecessor Plans authorize the grant of a variety of stock options and other awards if authorized by the Company's Board of Directors at prices not less than the fair market value at the date of grant. Options granted under the Predecessor Plans are generally exercisable beginning one year after the date of grant and are fully exercisable in three to four years from date of grant. Options granted under the 1996 Plan are generally exercisable beginning twelve months after date of grant and are fully exercisable in forty-two months from date of grant. Options available for grant are 2,402,291 and 4,520,078 as of May 31, 1998 and 1997, respectively.

______________________________________________________________________________

                          TECHNOLOGY SOLUTIONS COMPANY

The Company has elected to disclose the pro forma effects of SFAS No. 123, "Accounting for Stock-Based Compensation." As allowed under the provisions of this statement, the Company will continue to apply APB Opinion No. 25 and related interpretations in accounting for the stock options awarded under the Company's 1996 Plan. Accordingly, no compensation expense has been recognized for these stock options. Had compensation expense for the Company's 1996 Plan and Employee Stock Purchase Plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                  1998       1997       1996
                                                                ---------  ---------  ---------
Net Income:
  As reported.................................................  $  21,020  $  15,067  $   4,574
  Pro forma...................................................  $  13,040  $  11,018  $   3,373

Earnings per share:
  As reported.................................................  $    0.54  $    0.43  $    0.15
  Pro forma...................................................  $    0.33  $    0.31  $    0.11
Earnings per diluted share:
  As reported.................................................  $    0.49  $    0.38  $    0.13
  Pro forma...................................................  $    0.30  $    0.28  $    0.09

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                           1998               1997               1996
                                     -----------------  -----------------  -----------------
Expected volatility................     41.9%-44.1%        40.9%-51.4%        50.6%-52.0%
Risk-free interest rates...........      5.3%-6.5%          5.3%-6.8%          5.3%-6.4%
Expected lives.....................      4.5 years          4.5 years          4.5 years

The Company has not paid and does not anticipate paying dividends; therefore, the expected dividend yield is assumed to be zero.

______________________________________________________________________________

                          TECHNOLOGY SOLUTIONS COMPANY

A summary of the status of the Company's option plans is presented below:

                                                        1998                       1997                       1996
                                                      WEIGHTED-                  WEIGHTED-                  WEIGHTED-
                                                       AVERAGE                    AVERAGE                    AVERAGE
                                                      EXERCISE                   EXERCISE                   EXERCISE
                                       1998 SHARES      PRICE     1997 SHARES      PRICE     1996 SHARES      PRICE
                                       ------------  -----------  ------------  -----------  ------------  -----------
Outstanding at beginning of year.....    10,157,024   $    5.03     10,450,710   $    3.01     11,534,656   $    2.30
Granted..............................     2,466,222   $   18.27      2,865,929   $   10.93      2,931,020   $    5.15
Exercised............................    (2,429,116)  $   18.85     (2,565,747)  $   15.02     (3,596,871)  $    6.54
Forfeited............................      (348,435)  $    9.72       (593,868)  $    8.50       (418,095)  $    2.31
                                       ------------               ------------               ------------
Outstanding at end of year...........     9,845,695   $    7.71     10,157,024   $    5.03     10,450,710   $    3.01
                                       ============               ============               ============
Exercisable at end of year...........     4,815,339   $    4.81      4,288,095   $    3.01      4,804,506   $    2.41
                                       ============               ============               ============

Weighted-average fair value of options granted during the year:

                                           1998                       1997                       1996
                                       ------------               ------------               ------------
                                       $   7.90                   $   5.24                   $   2.49

The following summarizes information about options outstanding as of May 31, 1998:

                                     OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                   -------------------------------------------------------  ------------------------------------
                                           AVERAGE           WEIGHTED-                             WEIGHTED-
    RANGE OF                              REMAINING           AVERAGE                               AVERAGE
    EXERCISE                             CONTRACTUAL         EXERCISE                              EXERCISE
     PRICES             SHARES              LIFE              PRICES             SHARES             PRICES
-----------------  -----------------  -----------------  -----------------  -----------------  -----------------
$0.10-$4.33                4,561,298            9 years              $2.20          3,117,967              $2.44
$4.34-$6.66                  436,553           10 years              $5.31            300,554              $5.31
$6.67-$10.00               1,919,414            8 years              $9.43          1,171,155              $9.42
$10.01-$30.00              2,928,430            9 years             $15.52            225,663             $13.14
                   -----------------                                        -----------------
                           9,845,695            9 years              $7.71          4,815,339              $4.81
                   =================                                        =================

______________________________________________________________________________
                                    Page 51

                          TECHNOLOGY SOLUTIONS COMPANY

NOTE 14--REPORTING SEGMENTS

The Company operates in a single industry segment providing IT technology and strategic business consulting services to major companies. The Company has operations in the United States, Mexico, Colombia, Chile, Canada, the United Kingdom, Germany, France, Switzerland, and Australia.

Identifiable assets of foreign subsidiaries are those assets related to the operations of those subsidiaries. United States assets consist of all other operating assets of the Company.

                                                                    UNITED      FOREIGN
                                                                    STATES    SUBSIDIARIES CONSOLIDATED
                                                                  ----------  -----------  ------------
1998
  Revenues......................................................  $  241,101   $  30,774    $  271,875
  Operating income (loss).......................................  $   34,961   $    (576)   $   34,385
  Identifiable assets...........................................  $  191,921   $   5,227    $  197,148

1997
  Revenues......................................................  $  144,861   $  20,227    $  165,088
  Operating income..............................................  $   21,856   $   1,017    $   22,873
  Identifiable assets...........................................  $  129,457   $   4,409    $  133,866

1996
  Revenues......................................................  $   94,381   $   3,218    $   97,599
  Operating income..............................................  $    4,324   $     540    $    4,864
  Identifiable assets...........................................  $   87,467   $   1,970    $   89,437

NOTE 15--MAJOR CLIENTS

The Company's five largest clients in fiscal 1998 accounted for 4 percent, 4 percent, 3 percent, 3 percent, and 2 percent of total revenues, respectively; in fiscal 1997, the five largest clients accounted for 8 percent, 7 percent, 5 percent, 4 percent, and 3 percent of total revenues, respectively; and in fiscal 1996, they accounted for 21 percent, 6 percent, 6 percent, 6 percent, and 5 percent of total revenues, respectively. No client accounted for 10 percent or more of revenues in either fiscal 1998 or fiscal 1997. In fiscal 1996, one client accounted for 10 percent or more of revenues.

______________________________________________________________________________

                          TECHNOLOGY SOLUTIONS COMPANY

NOTE 16--LEASES

The Company leases various office facilities under operating leases expiring at various dates through July 31, 2004. Additionally, the Company leases various apartments and office equipment under operating leases expiring at various dates. Rental expense for all operating leases approximated $10,527, $3,217, and $1,442 for the years ended May 31, 1998, 1997, and 1996, respectively. Future minimum rental commitments under noncancelable operating leases with terms in excess of one year are as follows:

FISCAL YEAR                                              AMOUNT
------------------------------------------------------  ---------
1999..................................................  $   7,059
2000..................................................      3,569
2001..................................................      1,934
2002..................................................      1,415
2003..................................................      1,134
Thereafter............................................      1,082
                                                        ---------
                                                        $  16,193
                                                        =========

The Company had no significant capital leases as of May 31, 1998.

NOTE 17--LITIGATION

The Company is party to lawsuits arising out of the normal course of business. Management believes the final outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 18--SUBSEQUENT EVENT

On June 25, 1998, the Board of Directors of the Company authorized, subject to stockholder approval, an increase in the authorized number of shares of common stock of the Company from 50,000,000 shares to 100,000,000 shares.

______________________________________________________________________________

                          TECHNOLOGY SOLUTIONS COMPANY

NOTE 19--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                AUGUST 31,   NOVEMBER 30,  FEBRUARY 28,   MAY 31,
QUARTER ENDED                                                      1997          1997          1998        1998
--------------------------------------------------------------  -----------  ------------  ------------  ---------
Revenues......................................................   $  60,407    $   63,896    $   67,404   $  80,168
Operating income..............................................   $   6,690    $    9,065    $    8,754   $   9,876
Net income....................................................   $   3,959    $    5,312    $    5,392   $   6,357
Earnings per common share(a)..................................   $    0.11    $     0.13    $     0.14   $    0.16
Earnings per common share assuming dilution(a)................   $    0.09    $     0.12    $     0.13   $    0.15


                                                                AUGUST 31,   NOVEMBER 30,  FEBRUARY 28,   MAY 31,
QUARTER ENDED                                                      1996          1996          1997        1997
--------------------------------------------------------------  -----------  ------------  ------------  ---------
Revenues......................................................   $  32,162    $   39,521    $   42,346   $  51,059
Operating income..............................................   $   3,151    $    5,928    $    6,003   $   7,791
Net income....................................................   $   2,125    $    3,746    $    3,993   $   5,203
Earnings per common share(a)..................................   $    0.06    $     0.11    $     0.12   $    0.14
Earnings per common share assuming dilution(a)................   $    0.06    $     0.09    $     0.10   $    0.13

                                                                AUGUST 31,   NOVEMBER 30,  FEBRUARY 29,   MAY 31,
QUARTER ENDED                                                      1995        1995(b)       1996(c)       1996
--------------------------------------------------------------  -----------  ------------  ------------  ---------
Revenues......................................................   $  20,732    $   23,300    $   25,466   $  28,101
Operating income (loss).......................................   $   1,241    $     (560)   $      552   $   3,631
Net income....................................................   $   1,155    $       43    $      768   $   2,608
Earnings per common share(a)..................................   $    0.04    $     0.01    $     0.02   $    0.08
Earnings per common share assuming dilution(a)................   $    0.03    $     0.01    $     0.02   $    0.07

------------------------

(a) All earnings per share data have been restated to reflect the three-for-two stock splits that were effective on July 30, 1996, August 1, 1997, and August 10, 1998, respectively.

(b) Includes a charge of $2.3 million related to shareholder litigation settlement.

(c) Includes a charge of $0.9 million related to Company founders litigation settlement.

______________________________________________________________________________

                          TECHNOLOGY SOLUTIONS COMPANY
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED MAY 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                    BALANCE AT                             BALANCE AT
                          DESCRIPTION OF                             BEGINNING                               END OF
                      ALLOWANCE AND RESERVES                          OF YEAR     ADDITIONS   DEDUCTIONS      YEAR
------------------------------------------------------------------  -----------  -----------  -----------  -----------
1996
Valuation allowances and receivable reserves for
 potential losses.................................................   $   1,837    $   1,339    $  (1,306)   $   1,870
                                                                    ===========  ===========  ===========  ===========
1997
Valuation allowances and receivable reserves for
 potential losses.................................................   $   1,870    $   2,712    $  (1,236)   $   3,346
                                                                    ===========  ===========  ===========  ===========
1998
Valuation allowances and receivable reserves for
 potential losses.................................................   $   3,346    $   1,897    $  (1,997)   $   3,246
                                                                    ===========  ===========  ===========  ===========

______________________________________________________________________________

                          TECHNOLOGY SOLUTIONS COMPANY

                                    PART IV.
______________________________________________________________________________


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

ITEM 14(a)(3) EXHIBITS

The following documents are filed herewith or incorporated by reference and made a part of this Report.

EXHIBIT #                                          DESCRIPTION OF DOCUMENT
---------  -------------------------------------------------------------------------------------------------------
3(i)       Certificate of Incorporation of TSC, as amended, filed as Exhibit 3.01 to TSC's Registration Statement on Form S-1 (File No. 33-41824), is hereby incorporated by reference.
3(ii)      Bylaws of TSC, as amended, filed as Exhibit 3.02 to TSC's Registration Statement on Form S-1 (File No.
           33-41824), are hereby incorporated by reference.
10.01      Technology Solutions Company 1996 Stock Incentive Plan, as amended, filed as Exhibit 4.3 to TSC's
           Registration Statement on Form S-8 filed July 16, 1997, is hereby incorporated by reference.
10.02      The Bentley Company Stock Option Plan, as amended, filed as Exhibits 4.4 and 4.5 to TSC's Registration
           Statement on Form S-8 filed July 16, 1997, is hereby incorporated by reference.
10.03      Technology Solutions Company Original Option Plan, as amended, filed as Exhibit 10.02 to TSC's Annual
           Report on Form 10-K for the fiscal year ended May 31, 1992, is hereby incorporated by reference.
10.04      Technology Solutions Company 1992 Stock Incentive Plan, filed as Exhibit 10.03 to TSC's Annual Report on Form 10-K for the fiscal year ended May 31, 1992, is hereby incorporated by reference.
10.05      1993 Outside Directors Stock Option Plan, as amended, filed as Exhibit 10.05 to TSC's Annual Report on
           Form 10-K for the fiscal year ended May 31, 1994, is hereby incorporated by reference.

______________________________________________________________________________

                          TECHNOLOGY SOLUTIONS COMPANY

EXHIBIT #                                          DESCRIPTION OF DOCUMENT
---------  -------------------------------------------------------------------------------------------------------
10.06      Employment Agreement of William H. Waltrip, filed as Exhibit 10.06 to TSC's Annual Report on Form 10-K for the fiscal year ended May 31, 1996, is hereby incorporated by reference.
10.07      Employment Agreement of John T. Kohler, filed as Exhibit 10.07 to TSC's Annual Report on Form 10-K for
           the fiscal year ended May 31, 1996, is hereby incorporated by reference.
10.08      Employment Agreement of Jack N. Hayden, filed as Exhibit 10.09 to TSC's Annual Report on Form 10-K for
           the fiscal year ended May 31, 1996, is hereby incorporated by reference.
10.09      Employment Agreement of Kelly D. Conway, filed as Exhibit 10.12 to TSC's Annual Report on Form 10-K for
           the fiscal year ended May 31, 1996, is hereby incorporated by reference.
10.10*     Employment Agreement of Martin T. Johnson.
10.11*     Employment Agreement of Paul R. Peterson.
10.12*     Employment Agreement of Michael J. McLaughlin.
10.13*     Employment Agreement of James S. Carluccio.
10.14*     Letter of Understanding with Jack N. Hayden.

------------------------

*Filed herewith

______________________________________________________________________________

                          TECHNOLOGY SOLUTIONS COMPANY

EXHIBIT #                                          DESCRIPTION OF DOCUMENT
---------  -------------------------------------------------------------------------------------------------------
21*        Subsidiaries of the Company.
23*        Consent of PricewaterhouseCoopers LLP.
27*        Financial Data Schedule

------------------------

*Filed herewith

Exhibits 10.01 through 10.14 listed above are the management contracts and compensatory plans or arrangements required to be filed as exhibits hereto pursuant to the requirements of Item 601 of Regulation S-K.

ITEM 14(b) REPORTS ON FORM 8-K

During the quarter ended May 31, 1998, the Company did not file any reports on Form 8-K.

______________________________________________________________________________

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of August 1998.

                                TECHNOLOGY SOLUTIONS COMPANY

                                By:            /s/ MARTIN T. JOHNSON
                                     -----------------------------------------
                                                 Martin T. Johnson
                                       CHIEF FINANCIAL AND ACCOUNTING OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of th e Registrant, in the capacities and on the date indicated.

          SIGNATURE
------------------------------

    /s/ WILLIAM H. WALTRIP
------------------------------   (August 28, 1998)   Chairman, Officer and
      William H. Waltrip                               Director

      /s/ JOHN T. KOHLER
------------------------------   (August 28, 1998)   President, Chief Executive
        John T. Kohler                                 Officer and Director

    /s/ MARTIN T. JOHNSON
------------------------------   (August 28, 1998)   Chief Financial and
      Martin T. Johnson                                Accounting Officer

   /s/ RAYMOND P. CALDIERO
------------------------------   (August 28, 1998)   Director
     Raymond P. Caldiero

    /s/ MICHAEL J. MURRAY
------------------------------   (August 28, 1998)   Director
      Michael J. Murray

    /s/ STEPHEN B. ORESMAN
------------------------------   (August 28, 1998)   Director
      Stephen B. Oresman

     /s/ JOHN R. PURCELL
------------------------------   (August 28, 1998)   Director
       John R. Purcell

   /s/ MICHAEL R. ZUCCHINI
------------------------------   (August 28, 1998)   Director
     Michael R. Zucchini

(Being the principal executive officers, the principal financial and accounting officers and a majority of the directors of Technology Solutions Company.)

______________________________________________________________________________
                                    Page 61