Form 10-Q
period 1998-08-31
TECHNOLOGY SOLUTIONS COMPANY
filed 1998-10-14
CIK 877645

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON D.C.  20549

                          FORM 10-Q
                      ----------------


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended August 31, 1998

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

  As of October 6, 1998, there were outstanding 40,803,660 shares of TSC Common Stock, par value $.01.

                  TECHNOLOGY SOLUTIONS COMPANY
                       Index to Form 10-Q
--------------------------------------------------------------


                             Part I
                                                          Page
                                                         Number
                                                         ------
FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS
   Consolidated Balance Sheets as of
     August 31, 1998 and May 31, 1998                      3

   Consolidated Statements of Income
     for the Three Months Ended August 31, 1998 and 1997   4

   Consolidated Statements of Cash Flows
     for the Three Months Ended August 31, 1998 and 1997   5

   Notes to Consolidated Financial Statements              6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS    11


                             Part II

OTHER INFORMATION

   Item 6                                                 18

SIGNATURES                                                19

EXHIBIT INDEX                                             20






--------------------------------------------------------------
                             Page 2

                      PART I.  FINANCIAL INFORMATION
-------------------------------------------------------------------------
ITEM 1.  Financial Statements

                       TECHNOLOGY SOLUTIONS COMPANY
                        CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share data)
                                  ASSETS
                                  ------
                                                   August 31,    May 31,
                                                        1998       1998
                                                     --------    -------
                                                    (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                         $  39,802   $  38,458
  Marketable securities                                30,847      27,973
  Receivables, less allowance
     for doubtful receivables of $4,039 and $3,246     77,911      72,114
  Deferred income taxes                                 7,892       7,448
  Other current assets                                 15,229      12,750
                                                      -------     -------
    Total current assets                              171,681     158,743

COMPUTERS, FURNITURE AND EQUIPMENT, NET                 9,765       9,515

LONG-TERM INVESTMENTS                                      --       1,200

COST IN EXCESS OF NET ASSETS OF ACQUIRED
   BUSINESSES AND OTHER INTANGIBLES                    16,893      13,535

LONG-TERM RECEIVABLES AND OTHER                        12,705      14,155
                                                     --------    --------
    Total assets                                     $211,044    $197,148
                                                     ========    ========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                   $  3,349    $  1,931
  Accrued compensation and related costs               18,551      20,982
  Capitalized lease obligations                            --          79
  Deferred compensation                                15,633      13,566
  Other current liabilities                             6,615       4,784
                                                      -------     -------
    Total current liabilities                          44,148      41,342
                                                      -------     -------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; shares authorized -
     10,000,000; none issued                               --          --
  Common stock, $.01 par value; shares authorized -
    50,000,000; shares issued - 40,454,906                405         403
  Capital in excess of par value                       89,627      85,089
  Retained earnings                                    78,023      72,463
  Unrealized holding gain/(loss)                           26         (42)
  Cumulative translation adjustment                    (1,185)     (1,209)
                                                      -------     -------
                                                      166,896     156,704
Less:  Treasury Stock, at
        cost (0 and 381,186 shares)                        --        (898)
                                                     --------    --------
       Total stockholders' equity                     166,896     155,806
                                                     --------    --------
       Total liabilities and stockholders' equity    $211,044    $197,148
                                                     ========    ========
The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.
----------------------------------------------------------------------------
                             Page 3

                       TECHNOLOGY SOLUTIONS COMPANY

                     CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share data)

                                                     For the Three Months
                                                       Ended August 31,
                                                      ------------------
                                                        1998      1997
                                                      -------   --------
                                                         (unaudited)
REVENUES:
 Professional fees                                    $85,561     $60,358
 Software and hardware products                             8          49
                                                      -------     -------
                                                       85,569      60,407
                                                      -------     -------
COSTS AND EXPENSES:
 Project personnel                                     39,296      28,151
 Other project expenses                                13,219       9,194
 Management and administrative support                 17,765      11,845
 Goodwill amortization                                  1,120         877
 Incentive compensation                                 5,238       3,650
                                                      -------     -------
                                                       76,638      53,717
                                                      -------     -------

 OPERATING INCOME                                       8,931       6,690
                                                      -------     -------
OTHER INCOME (EXPENSE):
 Net investment income                                    779         383
 Interest expense                                         (29)         (9)
                                                      -------      ------
                                                          750         374
                                                      -------      ------
INCOME BEFORE INCOME TAXES                              9,681       7,064

INCOME TAX PROVISION                                    4,121       3,105
                                                      -------     -------
NET INCOME                                            $ 5,560     $ 3,959
                                                      =======     =======
EARNINGS PER COMMON SHARE                             $  0.14     $  0.11
                                                      =======     =======
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                             40,212      37,772
                                                      =======     =======
EARNINGS PER COMMON SHARE
 ASSUMING DILUTION                                    $  0.13     $  0.09
                                                      =======     =======
WEIGHTED AVERAGE NUMBER OF COMMON
   AND COMMON EQUIVALENT SHARES OUTSTANDING            43,536      41,964
                                                      =======     =======
The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.
----------------------------------------------------------------------------
                             Page 4

                       TECHNOLOGY SOLUTIONS COMPANY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                                        For the
                                                     Three Months Ended
                                                         August 31,
                                                     -------------------
                                                       1998        1997
                                                     -------      ------
                                                         (unaudited)
     CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                      $ 5,560    $ 3,959
       Adjustments to reconcile net income to net
        cash from operating activities:
         Depreciation and amortization                  2,741      1,582
         Provisions for receivable valuation allowances
            and reserves for possible losses            1,103        910
         Loss (gain) on sale of investments                18        (37)
         Deferred income taxes                           (428)    (1,451)

         Changes in assets and liabilities:
           Receivables                                 (7,020)    (9,512)
           Purchases of trading securities related
             to defered compensation program           (2,067)    (3,866)
           Refundable income taxes                         --      1,320
           Other current assets                          (399)      (508)
           Accounts payable                             1,436     (1,382)
           Accrued compensation and related costs      (2,408)    (3,494)
           Deferred compensation funds from employees   2,067      3,866
           Other current liabilities                    4,487      4,055
           Other assets                                  (572)    (1,047)
                                                        -----      -----
             Net cash provided by (used in)
               operating activities                     4,518     (5,605)
                                                        -----      -----
     CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of available-for-sale securities        (1,725)        --
      Proceeds from available-for-sale securities       1,235      1,000
      Proceeds from held-to-maturity investments        1,200      2,290
      Capital expenditures, net                        (1,291)    (1,201)
      Net assets of acquired businesses
        and other investments                          (5,467)    (7,360)
      Capitalized lease obligation                        (79)        54
                                                        -----      -----
        Net cash used in investing activities          (6,127)    (5,217)
                                                        -----      -----
     CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from exercise of stock options           1,515      3,528
      Proceeds from employee stock purchase plan        1,208        655
                                                        -----      -----
             Net cash provided by financing activities  2,723      4,183
                                                        -----      -----
     EFFECT OF EXCHANGE RATE CHANGES ON CASH
      AND CASH EQUIVALENTS                                230       (381)
                                                        -----      -----
     INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS    1,344     (7,020)

     CASH AND CASH EQUIVALENTS, BEGINNING
        OF PERIOD                                      38,458     27,951
                                                      -------    -------
     CASH AND CASH EQUIVALENTS, END OF PERIOD         $39,802    $20,931
                                                      =======    =======

     The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.
-------------------------------------------------------------------------
                             Page 5

                         TECHNOLOGY SOLUTIONS COMPANY

-------------------------------------------------------------------------

NOTE 1-BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Technology Solutions Company and its subsidiaries (the "Company"). The consolidated statements of income for the three months ended August 31, 1998 and 1997, the consolidated balance sheet as of August 31, 1998 and the consolidated statements of cash flows for the three months ended August 31, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of August 31, 1998 and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 filed with the United States Securities and Exchange Commission (SEC) on August 28, 1998.

Certain previously reported amounts have been reclassified to conform with the current period presentation, including the restatement of earnings per common share, earnings per common share assuming dilution, weighted average number of common shares outstanding, and weighted average number of common and common equivalent shares outstanding, to reflect all of the Company's prior stock splits, including the three-for-two stock split effected as a 50 percent stock dividend effective August 10, 1998.

NOTE 2-THE COMPANY

The Company delivers business benefits through consulting and systems integration services that help clients transform customer relationships and improve operations. The Company's clients generally are located throughout the United States, and in Europe, Latin America, and Canada.

NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION-The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions have been eliminated. Acquired businesses are included in the results of operations since their acquisition dates.

REVENUE RECOGNITION-The Company derives substantially all of its revenues from information technology (IT), strategic business and management consulting, systems integration, programming, and packaged software integration and implementation services. The Company operates in one industry segment - providing IT and strategic business consulting services to major companies. The Company recognizes revenue on contracts as work is performed

-----------------------------------------------------------------------
                             Page 6

                         TECHNOLOGY SOLUTIONS COMPANY

------------------------------------------------------------------------

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

CASH AND CASH EQUIVALENTS-The Company considers all highly liquid investments readily convertible into cash to be cash equivalents with original maturities of three months or less. These short-term investments are carried at cost plus accrued interest, which approximates market.

MARKETABLE SECURITIES-The Company's marketable securities primarily consist of preferred stocks. These preferred stocks, all of which are classified as available-for-sale, are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a net after-tax amount in a separate component of stockholders' equity until realized. The Company's investments related to the executive deferred compensation plan are classified as trading securities, with unrealized gains and losses included in the Company's consolidated statements of income. Realized gains or losses are determined on the specific identification method.

COMPUTERS,  FURNITURE  AND  EQUIPMENT-Computers,  furniture   and
equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives generally are five years or less.

COST IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES-The excess of cost over the fair market value of the net identifiable assets of businesses acquired (goodwill) is amortized on a straight-line basis, typically over a five-year period.

SOFTWARE DEVELOPMENT COSTS-The Company capitalizes certain software development costs once technological feasibility is established in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Amortization of software costs is the greater of the amount computed using the
(a) ratio of current revenues to the total current and anticipated future revenues or (b) the straight-line method over the estimated economic life of the product.

FOREIGN  CURRENCY  TRANSLATION-All  assets  and  liabilities   of
foreign subsidiaries are translated to U.S. dollars at end of period exchange rates. Income and expense items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded as a component of stockholders' equity. The functional currencies for the Company's foreign subsidiaries are their local currencies. Gains and losses from foreign currency transactions of these subsidiaries are included in the consolidated statements of income.

------------------------------------------------------------------------
                             Page 7

                         TECHNOLOGY SOLUTIONS COMPANY

-------------------------------------------------------------------------

FAIR VALUE OF FINANCIAL INSTRUMENTS-The carrying values of current assets and liabilities and long-term receivables approximated their fair values at August 31, 1998 and May 31, 1998. Investments pertaining to a minor investment in a company for which fair value is not readily available is believed to approximate its carrying amount.

STOCK-BASED COMPENSATION-The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, the Company recognizes no compensation expense for its fixed stock option plan or employee stock purchase plan.

INCOME TAXES-The Company files its federal and state income tax returns on a calendar year basis. The current income tax provision represents the Company's federal, state and foreign income taxes for the fiscal year as though tax returns were filed on a fiscal year basis ending on May 31.

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

ESTIMATES AND ASSUMPTIONS-The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

-----------------------------------------------------------------------
                             Page 8

                         TECHNOLOGY SOLUTIONS COMPANY

-------------------------------------------------------------------------

NOTE 4-EARNINGS PER COMMON SHARE

The Company adopted SFAS No. 128, "Earnings Per Share," as of February 28, 1998. The Company discloses basic and diluted earnings per share in the consolidated statements of income under the provisions of SFAS No. 128. Earnings per common share assuming dilution is computed by dividing net income by the weighted average number of common shares outstanding during each period presented, including common equivalent shares arising from the assumed exercise of stock options, where appropriate. Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. All share and per share amounts have been adjusted to reflect all of the Company's prior stock splits, including the three-for-two stock split effective August 10, 1998.


                 Reconciliation of Basic and Diluted EPS
               ----------------------------------------------
                  August 31, 1998         August 31, 1997
               ---------------------     --------------------
                                Per                      Per
                Net           Common      Net          Common
               Income   Shares Share     Income Shares  Share
               ------   ------ -----     ------ ------  -----
Basic EPS      $5,560   40,212 $0.14     $3,959  37,772 $0.11
                               =====                    =====

Effect of
Stock Options      --   3,324                --   4,192
               ------  ------            ------  ------
Diluted EPS    $5,560  43,536  $0.13     $3,959  41,964 $0.09
               ======  ======  =====     ======  ====== =====

-----------------------------------------------------------------------
                             Page 9

                         TECHNOLOGY SOLUTIONS COMPANY

-------------------------------------------------------------------------

NOTE 5-STOCK OPTIONS

As of August 31, 1998, options to purchase 10.3 million shares of common stock were outstanding and options to purchase an additional 1.5 million shares of common stock were available for grant under the Technology Solutions Company 1996 Stock Incentive Plan.

NOTE 6-COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes new standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997 and requires reclassification of prior period financial statements. The Company's comprehensive income consists of net income, foreign currency translation adjustments and unrealized holding gains (losses) of available-for-sale securities. Total comprehensive income for the three months ended August 31, 1998 and 1997, was $5,652 and $3,777, respectively. Foreign currency translation adjustments, net of tax, amounted to $24 and $(140) for the three months ended August 31, 1998 and August 31, 1997, respectively. Unrealized holding gains (losses) of available-for-sale securities amounted to $68 and $(42) for the three months ended August 31, 1998 and August 31, 1997, respectively.

NOTE 7-SUBSEQUENT EVENT

On   October  1,  1998,  at  the  Company's  Annual  Meeting   of
Stockholders, stockholders approved an increase in the authorized number of shares of Common Stock of the Company from 50,000,000 shares to 100,000,000 shares.













-----------------------------------------------------------------------
                             Page 10

                  TECHNOLOGY SOLUTIONS COMPANY

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------

RESULTS OF OPERATIONS

Three  Months  Ended August 31, 1998 Compared With  Three  Months
Ended August 31, 1997

Consolidated net revenues for the quarter ended August 31, 1998 increased 42 percent to $85.6 million compared with $60.4 million for the same period last fiscal year. The increase resulted from domestic revenue growth of 53 percent, partially offset by a decrease in international revenue of 22 percent due to the completion of several projects. The source of the domestic revenue growth is the continued strong demand for the Company's technology and business consulting services. The Company's ability to generate this additional revenue is also due to the Company's increased consulting staff from heightened recruiting efforts and the additional staff that joined the Company in previously reported business combinations. The additional hours billed by the increased consulting staff, combined with a five percent increase in domestic billing rates, were the primary factors in revenue growth compared to the same period a year ago.

Project personnel costs for the quarter ended August 31, 1998, which represent mainly professional salaries and benefits, increased to $39.3 million from $28.2 million for the same period last fiscal year, an increase of 40 percent. The increase was primarily due to a 28 percent increase in professional headcount and was consistent with the higher revenues reported in the first quarter of fiscal 1999. Project personnel costs as a percentage of net revenues decreased slightly to 46 percent in the first quarter of fiscal 1999 from 47 percent for the same period last fiscal year.

The Company charges most of its project expenses directly to the client. Other project expenses consist of nonbillable expenses directly incurred for client projects and business development efforts including recruiting fees, sales and marketing expenses, personnel training and provisions for valuation allowances and reserves for potential losses on continuing projects. Other project expenses for the first quarter of fiscal 1999 were $13.2 million, compared with $9.2 million in the comparable period of fiscal 1998, an increase of $4.0 million, or 44 percent. The increase in other project expenses includes:
increases in domestic hiring, training and nonbillable travel expenses of $1.4 million as a result of increased headcount and business development; an increase in domestic practice area selling costs of $1.0 million; an increase in other practice area development costs of $0.2 million; and international growth of $0.6 million. Other project expenses as a percentage of net revenues remained unchanged between years at 15 percent.

Management and administrative support costs increased $5.9 million to $17.7 million for the quarter ended August 31, 1998 from $11.8 million for the quarter ended August 31, 1997, an increase of 50 percent. Approximately $2.9 million of this increase was attributable to the investment made in infrastructure over the last year, which was necessary to support the growth in business. The increase in infrastructure costs

-----------------------------------------------------------------------
                             Page 11

                  TECHNOLOGY SOLUTIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (Continued)
-----------------------------------------------------------------------

versus the same period last year include: increased expenses in the internal systems and human resources areas of $1.9 million; higher expenses of $0.8 million related to the expansion of the Company's corporate recruiting organization; and higher marketing expenses of $0.2 million as a result of increased corporate marketing efforts. The Company also incurred an additional $3.0 million of management and administrative costs associated primarily with increased regional management and practice area support personnel. These costs primarily include additional domestic regional management and practice area support personnel of $0.8 million; practice area support related to acquisitions of $0.4 million; international growth of $0.2 million; and various other management and administrative expenses of $1.6 million which include items such as practice area marketing, recruiting, sales and other expenses.

Goodwill amortization increased to $1.1 million for the quarter ended August 31, 1998 compared to $0.9 million for the quarter ended August 31, 1997 from the incremental goodwill due to the earn-out payments for The Bentley Company, Inc., (Bentley) and Aspen Consultancy Ltd.

Incentive  compensation  of  $5.2 million  was  accrued  for  the quarter ended August 31, 1998 compared to $3.6 million for the same period last year. The increase is due to increased headcount, at both the consulting staff and the project manager levels, as well as the Company's improved profitability. The Company expects to continue to accrue incentive compensation throughout fiscal 1999.

Net investment income in the first quarter of fiscal 1998 was $0.7 million compared to $0.4 million for the same period a year ago. The increase is a result of higher cash and cash equivalent balances for the first quarter of fiscal 1999 compared to the same period a year ago.

The Company's effective tax rate for the quarter ended August 31, 1998 was 43 percent compared to 44 percent for the quarter ended August 31, 1997. The decrease in the effective tax rate in the first quarter of fiscal 1999 is a result of the change in foreign earnings.

Weighted average number of common shares and weighted average number of common and common equivalent shares outstanding increased primarily due to the exercise of stock options and the issuance of shares under the Company's employee stock purchase plan.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $4.5 million for the quarter ended August 31, 1998 compared to net cash used in operating activities of $5.6 million in the comparable period of fiscal 1997. Operating cash flow was favorably impacted by higher net income and other favorable working capital activities which were partially offset by an increase in net receivables of $7.0 million due to the growth of the Company's revenues.



-----------------------------------------------------------------------
                             Page 12

                  TECHNOLOGY SOLUTIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (Continued)
-----------------------------------------------------------------------

The Company's significant amount of cash, cash equivalents and marketable securities has provided ample liquidity to handle the Company's current cash requirements.

Net cash used in investing activities was $6.1 million for the quarter ended August 31, 1998 compared to net cash used in investing activities of $5.2 million for the same period last year. The Company purchased $1.7 million of available-for-sale securities and received $1.2 million from the sale of available-for-sale securities. The Company, due to the maturity of several held-to-maturity investments, received proceeds of $1.2 million for the quarter ended August 31, 1998. The proceeds were transferred to cash and cash equivalents and reinvested in ongoing business activities and other equity investments.

Capital expenditures for the quarter ended August 31, 1998 were $1.3 million. Capital expenditures may continue at the current rate throughout fiscal 1999 due to the Company's anticipated growth. The Company currently has no material commitments for capital expenditures.

Net cash outlays related to business acquisitions and investments were $5.5 million for the quarter ended August 31, 1998.

The   net  cash  outlay  related  to  business  acquisitions  was primarily  due  to a $3.0 million earn-out payment  made  in  the
first  quarter of fiscal 1999 for the acquisition of   Bentley
in June 1997. Bentley was acquired for a
combination of cash and the Company's common stock. The transaction was accounted for using the purchase method of accounting. Total consideration originally recorded for Bentley was approximately $12.7 million. The initial cash paid for Bentley totaled $7.4 million in the first quarter of fiscal 1998, and the Company also exchanged 44,303 shares of the Company's common stock for all the issued and outstanding stock of Bentley and replaced the employee stock options outstanding under Bentley's stock option plan with the Company's stock options.

Net cash outlays due to business acquisitions also included a $1.5 million earn-out payment made in the first quarter of fiscal 1999 related to the acquisition of Aspen Consultancy Ltd., which was originally acquired in May 1996. In addition, a $1.0 million minority investment was made in NexCen Technologies, Inc. to develop multimedia, customer call center software.

The Company has a $5.0 million unsecured line of credit facility (the "Facility") with Bank of America Illinois. The agreement expires October 4, 1999. At the Company's election, loans made under the Facility bear interest at either the Bank of America Illinois reference rate or a Eurodollar loan at the applicable Eurodollar interest rate plus 0.75 percent. The unused line fee is 0.125 percent of the unused portion of the commitment. The Facility requires, among other things, the Company to maintain certain financial ratios. As of August 31, 1998, the Company was in compliance with these financial ratio requirements. As of August 31, 1998, no borrowings had been made under the Facility.

-----------------------------------------------------------------------
                             Page 13

                  TECHNOLOGY SOLUTIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (Continued)
-----------------------------------------------------------------------

NEW ACCOUNTING STANDARDS

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes new standards for reporting information about operating segments and is effective for fiscal years beginning after December 15, 1997.

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

Other Matters

The Year 2000 issue concerns the possibility that computer programs with date-sensitive software may recognize a date using "00" as the year 1900, as opposed to the year 2000, because the programs were written using two digits rather than four to define the applicable year. This could result in a system failure or miscalculations causing disruptions of operations such as, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has conducted an assessment of its computer information systems and is in the process of determining the nature and extent of the work required, if any, to make its internal systems Year 2000 compliant. The Company's internal systems can be grouped in two principal categories, its accounting and human resources software on the one hand, and legacy systems that perform a variety of processes on the other. With respect to the suite of software products licensed by the Company and relied upon in the administration of accounting and human resources functions, which was licensed by the Company in the first quarter of its 1997 fiscal year, the licensor has indicated that the version currently employed by the Company will, at a minimum, need to have patches applied in order for the software package to be Year 2000 compliant. The Company intends to apply the presently available patches for this purpose in the near-term, and plans also to apply future patches to address the Year 2000 issue as they are made available. Based on currently available information, the Company believes the expense associated with these efforts will be immaterial. The Company expects that updates and enhancements to this software package will be installed and operational prior to January 1, 2000, and intends to seek assurances from the licensor to the effect that these updates and enhancements will result in the software package becoming Year 2000 compliant. The Company expects to receive these updates and enhancements pursuant to a software support services agreement presently in place with the licensor, an agreement which the Company does not currently intend to terminate. Provided that the licensor gives such assurances concerning the updates and enhancements to its software product






-----------------------------------------------------------------------
                             Page 14

                  TECHNOLOGY SOLUTIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (Continued)
-----------------------------------------------------------------------

suite, the Company does not expect that it will incur additional expense aside from the cost of the software support services agreement in order to bring its accounting and human resources software package into Year 2000 compliance.

Other important internal business processes of the Company, such as time and expense reporting and labor distribution, are performed by legacy systems that are not Year 2000 compliant. In accordance with previously established plans to integrate these functions with the accounting and human resources software described above and to upgrade these systems with the intent of improving the Company's ability to manage its increasingly multinational operations, the Company presently plans to replace these legacy systems in the current fiscal year, both to address the Year 2000 issue and to attempt to achieve business benefits. The Company estimates that the cost associated with replacing these systems will be less than $1.0 million, and has provided for the replacement of these systems in its operating and capital budgets for the current fiscal year.

Based on presently available information, the Company believes that any necessary compliance efforts concerning its internal systems will not have a material adverse effect on its business, financial condition, or results of operations. However, if compliance efforts of which the Company is not currently aware are required and are not completed on time, or if the cost of any required updating, modification or replacement of the Company's information systems exceeds the Company's estimates, the Year 2000 issue could have a material adverse impact on the Company's business, operating results and financial condition.

In addition to the Company's internal systems, the Company relies on third party vendors in the conduct of its business. For example, third party vendors handle the payroll function for the Company, and the Company also relies on the services of telecommunication companies, banks, utilities, and commercial airlines, among others. The Company plans to seek assurances from its material vendors and suppliers that there will be no interruption of service as a result of the Year 2000 issue, and to the extent such assurances are not given, the Company intends to devise contingency plans to ameliorate the effects on the conduct of the Company's business in the event the Year 2000 issue results in the unavailability of services. There can be no assurance that any contingency plans developed by the Company will prevent any such service interruption on the part of one or more of the Company's third party suppliers from having a material adverse effect on the Company's business, operating results and financial condition. In addition, the failure on the part of the accounting systems of the Company's clients due to the Year 2000 issue could result in a delay in the payment of invoices issued by the Company for services and expenses. A failure of the accounting systems of a significant number of the Company's clients would have a material adverse effect on the Company's business, operating results and financial condition.

The Company has generally refrained from performing Year 2000 remediation services for its clients. It is possible, however, that former, present and future clients could assert that certain services performed by the Company from time to time involve or

-----------------------------------------------------------------------
                             Page 15

                  TECHNOLOGY SOLUTIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (Continued)
-----------------------------------------------------------------------

are related to the Year 2000 issue. The Company has recommended, implemented and customized various third-party software packages for its clients, and to the extent that such software programs may not be Year 2000 compliant, the Company could be subjected to claims as a result thereof. Since the Company's inception in 1988, it also has designed and developed software and systems for its clients. Due to the large number of such engagements undertaken by the Company over the years, there can be no assurance that all such software programs and systems will be Year 2000 compliant, which could also result in the assertion of claims against the Company.

The Company's policy has been to endeavor to secure provisions in its client contracts that, among other things, disclaim implied warranties, limit the duration of the Company's express warranties, relate the Company's liability to the amount of fees paid by the client to the Company in connection with the project, and disclaim any liability arising from third-party software that is implemented, customized or installed by the Company. There can be no assurance that the Company will be able to secure contractual protections in agreements concerning future projects, or that any contractual protections secured by the Company in agreements governing pending and completed projects, will dissuade the other party thereto from asserting claims against the Company with respect to the Year 2000 issue.

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


-----------------------------------------------------------------------
                             Page 16

                  TECHNOLOGY SOLUTIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (Continued)
-----------------------------------------------------------------------

This Form 10-Q includes or may include certain forward-looking statements that involve risks and uncertainties. This Form 10-Q
contains   certain  forward-looking  statements  concerning   the
Company's   financial  position,  business   strategy,   budgets,
projected costs and plans and objectives of management for future operations as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions. Although the Company believes its expectations reflected in such forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that such expectations will prove correct  and  that  actual  results and developments  may  differ
materially   from   those   conveyed  in   such   forward-looking
statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form 10-Q include, among others, the pace of technological change, the Company's ability to manage growth and attract and retain employees, general business and economic conditions in the Company's operating regions, and competitive and other factors, all as more fully described in the Company's Report on Form 10-K for the year ended May 31, 1998 under Management's Discussion and Analysis of Financial Condition and Results of Operations "Assumptions Underlying Certain Forward-Looking Statements and Factors that May Affect Future Results" and elsewhere from time to time in the Company's other SEC reports. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Actual results may vary materially.

-----------------------------------------------------------------------
                             Page 17

                  TECHNOLOGY SOLUTIONS COMPANY

                   PART II.  OTHER INFORMATION
-----------------------------------------------------------------------

ITEM 6-EXHIBITS AND REPORT ON FORM 8-K

     (a) Exhibit

         Exhibit 27

     (b) One report on Form 8-K was filed during the quarter ended August 31, 1998.
         The Report on Form 8-K was dated June 29, 1998. This report contained information reported under Item 5 related to the Company's Board of Directors' approval of a 50 percent stock dividend distributed on August 10, 1998.






         All other items in Part II are either not applicable to the Company during the quarter ended August 31, 1998, the answer is negative, or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.















-----------------------------------------------------------------------
                             Page 18

                           SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of October 1998.

                            TECHNOLOGY SOLUTIONS COMPANY





Date:  October 13, 1998     By:    /s/ TIMOTHY P. DIMOND
       ----------------            ---------------------
                                       Timothy P. Dimond
                                   Chief Accounting Officer







-----------------------------------------------------------------------
                             Page 19

                  TECHNOLOGY SOLUTIONS COMPANY




                          EXHIBIT INDEX




EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
27              Financial Data Schedule









-----------------------------------------------------------------------
                             Page 20