Form 10-Q
period 1998-11-30
TECHNOLOGY SOLUTIONS COMPANY
filed 1999-01-13
CIK 877645

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON D.C.  20549

                          FORM 10-Q
                      ----------------


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended November 30, 1998

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

  As of January 8, 1999, there were outstanding 41,185,110 shares of TSC Common Stock, par value $.01.

                  TECHNOLOGY SOLUTIONS COMPANY
                       Index to Form 10-Q



                             Part I
                                                          Page
                                                         Number
FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS
   Consolidated Balance Sheets as of
     November 30, 1998 and May 31, 1998                    3

   Consolidated Statements of Income
     for the Three Months and
     Six Months Ended November 30, 1998 and 1997           4

   Consolidated Statements of Cash Flows
     for the Six Months Ended November 30, 1998 and 1997   5

   Notes to Consolidated Financial Statements              6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS    12


                             Part II

OTHER INFORMATION

   Item 4                                                 22

   Item 5                                                 22

   Item 6                                                 23

SIGNATURES                                                24

EXHIBIT INDEX                                             25

-------------------------------------------------------------

                      PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                       TECHNOLOGY SOLUTIONS COMPANY
                        CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share data)
                                  ASSETS

                                                    November 30, May 31,
                                                        1998      1998
                                                    ----------   -------
                                                    (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                         $  54,791  $  38,458
  Marketable securities                                27,705     27,973
  Receivables, less allowance for doubtful
    receivables of $4,751 and $3,246                   79,260     72,114
  Deferred income taxes                                 9,970      7,448
  Other current assets                                 13,661     12,750
                                                      -------    -------
    Total current assets                              185,387    158,743

COMPUTERS, FURNITURE AND EQUIPMENT, NET                 9,412      9,515

LONG-TERM INVESTMENTS                                      --      1,200

COST IN EXCESS OF NET ASSETS OF ACQUIRED
   BUSINESSES AND OTHER INTANGIBLES                    15,646     13,535

LONG-TERM RECEIVABLES AND OTHER                         9,906     14,155
                                                     --------   --------
   Total assets                                      $220,351   $197,148
                                                     ========   ========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                   $  4,020   $  1,931
  Accrued compensation and related costs               26,790     20,982
  Capitalized lease obligations                            --         79
  Deferred compensation                                16,438     13,566
  Other current liabilities                               446      4,784
                                                      -------    -------
   Total current liabilities                           47,694     41,342

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; shares authorized -
     10,000,000; none issued                              --          --
  Common stock, $.01 par value; shares authorized -
     100,000,000; shares issued - 41,212,498              412        403
  Capital in excess of par value                       94,820     85,089
  Retained earnings                                    78,787     72,463
  Unrealized holding loss                                 (55)       (42)
  Cumulative translation adjustment                    (1,307)    (1,209)
                                                      -------    -------
                                                      172,657    156,704
Less:  Treasury Stock, at
     cost (0 and 381,186 shares)                           --       (898)
                                                      -------    -------
     Total stockholders' equity                       172,657    155,806
                                                     --------   --------
     Total liabilities and stockholders' equity      $220,351   $197,148
                                                     ========   ========
The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.
---------------------------------------------------------------------------
                             Page 3

                       TECHNOLOGY SOLUTIONS COMPANY

                     CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share data)

                               For the Three Months   For the Six Months
                                Ended November 30,    Ended November 30,
                                -------------------   ------------------
                                  1998      1997        1998      1997
                                  ----      ----        ----      ----
                                   (unaudited)           (unaudited)
REVENUES:
 Professional fees              $81,472   $63,772    $167,033  $124,130
 Software and hardware products      --       124           8       173
                                -------   -------    --------  --------
                                 81,472    63,896     167,041   124,303
                                -------   -------    --------  --------
COSTS AND  EXPENSES:
 Project personnel               39,792    29,305      79,088    57,456
 Other project expenses          12,931     8,841      26,150    18,035
 Management and
   administrative support        17,669    12,913      35,434    24,758
 Goodwill amortization            1,271       929       2,391     1,806
 Non-recurring charges            5,300        --       5,300        --
Incentive compensation            3,491     2,843       8,729     6,493
                                -------   -------     -------   -------
                                 80,454    54,831     157,092   108,548
                                -------   -------     -------   -------
OPERATING INCOME                  1,018     9,065       9,949    15,755
                                -------   -------     -------   -------
OTHER INCOME (EXPENSE):
 Net investment income              657       330       1,436       713
 Interest expense                   (10)      (21)        (39)      (30)
                                 ------   -------      ------    ------
                                    647       309       1,397       683
                                 ------   -------      ------    ------
INCOME BEFORE INCOME TAXES        1,665     9,374      11,346    16,438

INCOME TAX PROVISION                901     4,062       5,022     7,167
                                -------  --------    --------  --------
NET INCOME                      $   764  $  5,312    $  6,324  $  9,271
                                =======  ========    ========  ========
EARNINGS PER COMMON SHARE       $  0.02  $   0.13    $   0.16  $   0.24
                                =======  ========    ========  ========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING       40,889    38,757      40,548    38,261
                                =======  ========    ========  ========
EARNINGS PER COMMON SHARE
 ASSUMING DILUTION              $  0.02  $   0.12    $   0.15  $   0.21
                                =======  ========    ========  ========
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON
 EQUIVALENT SHARES
 OUTSTANDING                     43,016    42,933      43,438    42,422
                                =======  ========    ========   =======


The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.
---------------------------------------------------------------------------

                       TECHNOLOGY SOLUTIONS COMPANY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                                        For the
                                                    Six Months Ended
                                                      November 30,
                                                    ----------------
                                                     1998      1997
                                                    -----     ------
                                                      (unaudited)
     CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                   $ 6,324    $ 9,271
       Adjustments to reconcile net income to net
        cash from operating activities:
         Depreciation and amortization               5,803      3,488
         Provisions for receivable valuation
          allowances and reserves
          for possible losses                        2,184      1,188
         Loss (gain) on sale of investments             13        (48)
         Non-recurring charges                       5,300         --
         Deferred income taxes                      (2,539)    (1,876)

         Changes in assets and liabilities:
           Receivables                              (9,246)   (11,326)
           Purchases of trading securities related
            to deferred compensation program        (2,872)    (3,916)
           Refundable income taxes                      --        810
           Other current assets                      1,195        (24)
           Accounts payable                          2,092       (942)
           Accrued compensation and related costs    3,808       (339)
           Deferred compensation funds
            from employees                           2,872      3,916
           Other current liabilities                   175      7,387
           Other assets                               (712)    (2,267)
                                                    ------     ------
            Net cash provided by
              operating activities                  14,397      5,322
                                                    ------     ------
     CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of available-for-sale securities     (1,725)    (1,500)
      Proceeds from available-for-sale securities    4,960      2,507
      Proceeds from held-to-maturity investments     1,200      3,290
      Capital expenditures, net                     (2,105)    (2,530)
      Net assets of acquired businesses
       and other investments                        (6,467)   (10,360)
      Capitalized lease obligation                     (79)        61
                                                    ------     ------
             Net cash used in investing activities  (4,216)    (8,532)
                                                    ------     ------
     CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from exercise of stock options        3,775      6,386
      Proceeds from employee stock purchase plan     2,231      1,440
                                                    ------     ------
             Net cash provided by
               financing activities                  6,006      7,826
                                                    ------     ------
     EFFECT OF EXCHANGE RATE CHANGES ON CASH
      AND CASH EQUIVALENTS                             146       (588)
                                                    ------     ------
     INCREASE IN CASH AND CASH EQUIVALENTS          16,333      4,028

     CASH AND CASH EQUIVALENTS, BEGINNING
        OF PERIOD                                   38,458     27,951
                                                   -------    -------
     CASH AND CASH EQUIVALENTS, END OF PERIOD      $54,791    $31,979
                                                   =======    =======
     The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

-----------------------------------------------------------------------
                             Page 5

                  TECHNOLOGY SOLUTIONS COMPANY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION      the  restatement of  earnings
                                   per common share, earnings per
The   consolidated   financial     common      share     assuming
statements include the dilution, weighted average accounts of Technology number of common shares
Solutions Company and its outstanding, and weighted subsidiaries (the "Company"). average number of common and The consolidated statements of common equivalent shares income for the three months outstanding, to reflect all of
and     six    months    ended     the   Company's  prior   stock
November  30, 1998  and  1997,     splits,  including the  three-
the consolidated balance sheet for-two stock split effected as of November 30, 1998 and as a 50 percent stock dividend
the consolidated statements of     effective August 10, 1998.
cash  flows for the six months
ended  November  30, 1998  and     NOTE 2--THE COMPANY
1997 have been prepared by the The Company delivers business Company without audit. In the benefits through consulting opinion of management, these and systems integration financial statements include services that help clients
all  adjustments necessary  to     transform             customer
present fairly the financial relationships and improve position, results of operations. The Company's operations and cash flows as clients generally are located of November 30, 1998 and for throughout the United States,
all   periods  presented.  All     and  in Europe, Latin America,
adjustments made have been  of     and Canada.
a   normal  recurring  nature.
Certain    information     and     NOTE 3--SUMMARY OF SIGNIFICANT
footnote  disclosure  normally     ACCOUNTING POLICIES
included   in  the   financial
statements     prepared     in     PRINCIPLES                  OF
accordance   with    generally     CONSOLIDATION-The accompanying
accepted accounting principles     consolidated         financial
have    been   condensed    or     statements     include     the
omitted.  The Company believes     accounts  of  the Company  and
that  the disclosures included     all  of its subsidiaries.  All
are  adequate  and  provide  a     significant       intercompany
fair  presentation of  interim     transactions     have     been
period     results.    Interim     eliminated.           Acquired
financial statements are not businesses are included in the necessarily indicative of results of operations since
financial     position      or     their acquisition dates.
operating   results   for   an
entire  year. It is  suggested     REVENUE  RECOGNITION-The  Com-
that these interim financial pany derives substantially all statements be read in of its revenues from conjunction with the audited information technology (IT), financial statements and the strategic business and notes thereto included in the management consulting, systems Company's Annual Report on integration, programming, and Form 10-K for the fiscal year packaged software integration ended May 31, 1998 filed with and implementation services.
the  United  States Securities     The  Company operates  in  one
and  Exchange Commission (SEC)     industry  segment -  providing
on August 28, 1998.                IT   and   strategic  business
                                   consulting services  to  major
Certain   previously  reported     companies.     The     Company
amounts have been reclassified recognizes revenue on to conform with the current period presentation, including


------------------------------------------------------------------
                            page 6

                  TECHNOLOGY SOLUTIONS COMPANY

                                   COMPUTERS,    FURNITURE    AND
                                   EQUIPMENT--Computers, furniture
contracts as work is performed     and  equipment are carried  at
primarily   based  on   hourly     cost  and  depreciated  on   a
billing  rates.  Out-of-pocket     straight-line basis over their
expenses are presented net  of     estimated useful lives. Useful
amounts  billed to clients  in     lives generally are five years
the  accompanying consolidated     or less.
statements     of      income.
Contracts  are  performed   in     COST  IN EXCESS OF NET  ASSETS
phases.  Losses on  contracts,     OF   ACQUIRED   BUSINESSES-The
if  any, are reserved in  full     excess  of cost over the  fair
when  determined. Revenue from     market   value  of   the   net
licensing   of   software   is     identifiable     assets     of
recognized  upon  delivery  of     businesses acquired (goodwill)
the  product. The Company does     is  amortized on  a  straight-
not    presently   have    any     line  basis, typically over  a
significant  maintenance   and     five-year period.
support contracts for software
licensed  to clients.  Revenue     SOFTWARE DEVELOPMENT COSTS-The
from    hardware   sales    is     Company   capitalizes  certain
recognized upon delivery.          software   development   costs
                                   once technological feasibility
CASH AND CASH EQUIVALENTS--The     is  established in  accordance
Company  considers all  highly     with  Statement  of  Financial
liquid   investments   readily     Accounting  Standards   (SFAS)
convertible into cash (with        No.  86,  "Accounting for  the
original maturities of three       Costs of Computer Software  to
months or less)to be cash          be  Sold,  Leased or Otherwise
equivalents. These  short-term     Marketed."   Amortization   of
investments  are  carried   at     software costs is the  greater
cost  plus  accrued  interest,     of  the amount computed  using
which approximates market.         the   (a)   ratio  of  current
                                   revenues to the total  current
MARKETABLE SECURITIES-The Com-     and     anticipated     future
pany's  marketable  securities     revenues  or (b) the straight-
are   comprised  of  preferred     line method over the estimated
stocks and trading securities.     economic life of the product.
The  preferred stocks, all  of
which   are   classified    as     FOREIGN CURRENCY TRANSLA-
available-for-sale,        are     TION--All      assets       and
reported  at fair value,  with     liabilities     of     foreign
unrealized  gains  and  losses     subsidiaries are translated to
excluded  from  earnings   and     U.S. dollars at  end of period
reported  as  a net  after-tax     exchange  rates.
amount in a separate component     The    resulting   translation
of  stockholders' equity until     adjustments are recorded as  a
realized.     The    Company's     component   of   stockholders'
investments  related  to   the     equity. Income   and expense
executive             deferred     items are  translated at average
compensation     plan      are     exchange   rates prevailing
classified     as      trading     during the period.
securities,  with   unrealized     Gains and losses  from
gains  and losses included  in     foreign  currency transactions
the   Company's   consolidated     of   these  subsidiaries   are
statements of income. Realized     included  in  the consolidated
gains or losses are determined     statements   of  income.   The
on the specific identification     functional currencies for  the
method.                            Company's foreign subsidiaries
                                   are their local currencies.


-----------------------------------------------------------------
                         Page 7

                  TECHNOLOGY SOLUTIONS COMPANY

FAIR    VALUE   OF   FINANCIAL     returns were filed on a fiscal
INSTRUMENTS--The      carrying     year basis ending on May 31.
values of current assets and The Company uses an asset and liabilities and long-term liability approach to receivables approximated their financial accounting and fair values at November 30, reporting for income taxes.
1998   and   May   31,   1998.     Deferred   income  taxes   are
Investments pertaining to provided when tax laws and minor investments in companies financial accounting standards for which fair value is not differ with respect to the readily available is believed amount of income for a year to approximate its carrying and the basis of assets and
amount.                            liabilities. The Company  does
                                   not   provide  U.S.   deferred
STOCK-BASED COMPENSATION-The income taxes on earnings of Company accounts for stock- foreign subsidiaries which are based compensation using the expected to be indefinitely
intrinsic     value     method     reinvested.
prescribed    in    Accounting
Principles Board (APB) ESTIMATES AND ASSUMPTIONS-The Opinion No. 25, "Accounting preparation of financial for Stock Issued to statements in conformity with Employees," and related generally accepted accounting interpretations. Accordingly, principles requires management the Company recognizes no to make assumptions that compensation expense for its affect the reported amounts of stock option plan or employee assets and liabilities at the
stock purchase plan.               date    of    the    financial
                                   statements  and  the  reported
INCOME TAXES-The Company files     amounts   of   revenues    and
its federal and state income expenses during the reporting tax returns on a calendar year period. Actual results could
basis. The current income  tax     differ from those estimates.
provision    represents    the
Company's  federal, state  and
foreign  income taxes for  the
fiscal  year  as  though   tax



------------------------------------------------------------------
                              Page 8

                  TECHNOLOGY SOLUTIONS COMPANY

NOTE 4--EARNINGS PER COMMON SHARE
The Company adopted SFAS No. 128, "Earnings Per Share," as of February 28, 1998. The Company discloses basic and diluted earnings per share in the consolidated statements of income under the provisions of SFAS No. 128. Earnings per common share assuming dilution is computed by dividing net income by the weighted average number of common shares outstanding during each period presented, including common equivalent shares arising from the assumed exercise of stock options, where appropriate. Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. All share and per share amounts have been adjusted to reflect all of the Company's prior stock splits, including the three-for-two stock split effective August 10, 1998.

             Reconciliation of Basic and Diluted EPS
                    For the Three Months Ended
----------------------------------------------------
            November 30, 1998     November 30, 1997
            -----------------     -----------------
                          Per                   Per
            Net         Common    Net         Common
           Income Shares Share   Income Shares Share
           ------ ------ -----   ------ ------ -----
Basic EPS   $764  40,889 $0.02   $5,312 38,757 $0.13
                         =====                 =====

Effect of
Stock
Options       --   2,127             --  4,176
            -----  ------        ------  -----
Diluted
EPS          $764  43,016 $0.02  $5,312 42,933 $0.12
            =====  ====== =====  ====== ====== =====


              For the Six Months Ended
-----------------------------------------------------
            November 30, 1998     November 30, 1997
            -----------------     -----------------
                           Per                   Per
            Net          Common    Net         Common
           Income  Shares Share   Income Shares Share
           ------  ------ -----   ------ ------ -----
Basic EPS  $6,324  40,548 $0.16   $9,271 38,261 $0.24
                          =====                 =====
Effect of
Stock
Options        --   2,890             --  4,161
           ------  ------         ------ ------
Diluted
EPS        $6,324  43,438 $0.15   $9,271 42,422 $0.21
           ======  ====== =====   ====== ====== =====

------------------------------------------------------
                           Page 9

                  TECHNOLOGY SOLUTIONS COMPANY

NOTE 5--STOCK OPTIONS
As   of   November  30,  1998,
options   to   purchase    9.6
million shares of common stock
were  outstanding and  options
to  purchase an additional 1.6
million shares of common stock
were available for grant under
the    Technology    Solutions
Company  1996 Stock  Incentive
Plan.

NOTE 6--OTHER EVENTS
On October 29, 1998, the Board
of  Directors of  the  Company
adopted a Rights Agreement and
approved    a    number     of
amendments to the Company's By-
laws.  Copies  of  the  Rights
Agreement, the By-laws and the
Company's related news release
can  be found on the Form  8-K
filed  with the SEC on October
29, 1998.

On   November  22,  1998,  the
Board  of  Directors  of   the
Company  authorized  a   stock
repurchase program pursuant to
which  the  Company may,  from
time  to time, acquire  up  to
two   million  shares  of  the
Company's common stock in  the
open    market   or    through
privately           negotiated
transactions. The  Board  also
voted  to  change  the  fiscal
year  of  the Company  from  a
fiscal  year  ending  on   the
thirty-first  day  of  May  in
each  year to a calendar  year
ending on the thirty-first day
of  December in each year. The
change  in  fiscal  year   was
effected   by   the    Board's
approval  of  an amendment  to
the   Company's  By-laws.  The
transition report covering the
period   from  June  1,   1998
through December 31, 1998 will
be filed on Form 10-K.

----------------------------------------------------------------
                         Page 10

                  TECHNOLOGY SOLUTIONS COMPANY

NOTE 7--COMPREHENSIVE INCOME
In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes new standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997 and requires reclassification of prior period financial statements.

                                  Comprehensive Income
                              For the Three Months Ended
                                      November 30,
                              ---------------------------
                                 1998              1997
                               ------            ------
Net Income                       $764            $5,312

Foreign Currency Translation
  Adjustments, net of tax        (122)              (98)

Unrealized Holding (Losses)
  Gains of Available-for-Sale
   Securities, net of tax         (81)              254
                                -----             -----

                                 $561            $5,468
                                =====            ======



                                  Comprehensive Income
                              For the Six Months Ended
                                      November 30,
                              -------------------------
                                1998              1997
                              ------            ------
Net Income                    $6,324            $9,271


Foreign Currency Translation
  Adjustments, net of tax        (98)             (238)

Unrealized Holding (Losses)
Gains of Available-for-Sale
Securities, net of tax           (13)              212
                              ------            ------
                              $6,213            $9,245
                              ======            ======


--------------------------------------------------------
                           Page 11

                  TECHNOLOGY SOLUTIONS COMPANY

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS              nonbillable expenses  directly
                                   incurred  for client  projects
Three  Months  Ended  November     and    business    development
30,  1998 Compared With  Three     efforts  including  recruiting
Months Ended November 30, 1997     fees,   sales  and   marketing
                                   expenses,  personnel  training
Consolidated net revenues  for     and  provisions for  valuation
the quarter ended November 30,     allowances  and  reserves  for
1998  increased 28 percent  to     potential losses on continuing
$81.5  million  compared  with     projects.    Other     project
$63.9  million  for  the  same     expenses   for   the    second
period  last fiscal year.  The     quarter  of fiscal  1999  were
increase     resulted     from     $12.9  million, compared  with
domestic revenue growth of  29     $8.8 million in the comparable
percent    and   international     period  of  fiscal  1998,   an
revenue  growth of 19 percent.     increase  of $4.1 million,  or
The   source  of  the  revenue     46  percent.  The increase  in
growth is the continued strong    other project expenses primarily
demand   for   the   Company's     includes:     increases     in
technology    and     business     domestic hiring, training  and
consulting    services.    The     nonbillable travel expenses of
Company's ability to  generate     $1.2  million as a  result  of
this  additional  revenue   is     increased    headcount     and
also   due  to  the  Company's     business    development;    an
increased  consulting   staff.     increase  in domestic practice
The additional hours billed by     area  selling  costs  of  $0.4
the    increased    consulting     million; an increase in  other
staff, combined with an  eight     practice    area   development
percent  increase  in  average     costs    of    $0.1   million;
domestic  billing rates,  were     international growth  of  $0.4
the primary factors in revenue     million;  and an  increase  in
growth  compared to  the  same     the  provisions for  valuation
period a year ago.                 allowances  and  reserves  for
                                   potential losses on continuing
Project  personnel  costs  for     projects   of   $0.8.    Other
the quarter ended November 30,     project    expenses    as    a
1998,  which represent  mainly     percentage  of  net   revenues
professional   salaries    and     increased to 16 percent in the
benefits, increased  to  $39.8     second quarter of fiscal  1999
million from $29.3 million for     from  14 percent for the  same
the  same  period last  fiscal     period last fiscal year.
year,    an    increase     of
36  percent. The increase  was     Management  and administrative
partially  due to an  increase     support     costs    increased
in  professional headcount and     $4.8  million to $17.7 million
was consistent with the higher     for the quarter ended November
revenues   reported   in   the     30,  1998  from $12.9  million
second quarter of fiscal 1999.     for    the    quarter    ended
Project personnel costs  as  a     November 30, 1997, an increase
percentage  of  net   revenues     of  37  percent. Approximately
increased to 49 percent in the     $2.4  million of this increase
second quarter of fiscal  1999     was    attributable   to   the
from  46 percent for the  same     increase in corporate  support
period last fiscal year mainly     services    over   last  year,
due to lower staff utilization     which was necessary to support
rates.                             the  growth  in business.  The
                                   increase in these costs versus
The  Company charges  most  of     the   same  period  last  year
its  project expenses directly     include: increased expenses in
to  the  client. Other project     the internal systems and human
expenses      consist       of

-----------------------------------------------------------------
                              Page 12

                  TECHNOLOGY SOLUTIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (Continued)

resources   areas   of    $0.9     Incentive compensation of $3.5
million;  higher  expenses  of     million  was accrued  for  the
$0.4  million related  to  the     quarter  ended  November   30,
expansion   of  the  Company's     1998  compared to $2.8 million
corporate           recruiting     for the same period last year.
organization; higher marketing     The   increase   is   due   to
expenses of $0.4 million as  a     increased headcount,  at  both
result  of increased corporate     the  consulting staff and  the
marketing             efforts;     project     manager    levels.
international growth  of  $0.6     Incentive  compensation  as  a
million;  and  various   other     percentage  of  net   revenues
infrastructure costs of   $0.1     remained   unchanged   between
million.   The  Company   also     years   at   4  percent.   The
incurred  an  additional  $2.4     Company expects to continue to
million   of  management   and     accrue  incentive compensation
administrative           costs     throughout the year.
associated   primarily    with
increased  regional management     Net  investment income in  the
and   practice  area   support     second quarter of fiscal  1999
personnel.     These     costs     was  $0.6 million compared  to
primarily  include  additional     $0.3   million  for  the  same
domestic  regional  management     period   a   year  ago.    The
and   practice  area   support     increase is a result of higher
personnel  of  $1.0   million;     cash   and   cash   equivalent
international growth  of  $0.7     balances   for   the    second
million;  and  various   other     quarter    of   fiscal    1999
management  and administrative     compared to the same period  a
expenses of $0.7 million which     year ago.
include items such as practice
area   marketing,  recruiting,
sales and other expenses.          The  Company's  effective  tax
                                   rate  for  the  quarter  ended
Goodwill          amortization     November  30,  1998   was   54
increased to $1.3 million  for     percent,   a  rate  which  was
the quarter ended November 30,     unusually high due to a larger
1998  compared to $0.9 million     proportion     of      pre-tax
for the quarter ended November     earnings  being  generated  in
30,  1997.   This increase  is     foreign,         high tax-rate
due  to  the earn-out payments     jurisdictions. The  effect  of
related to the acquisitions of     the Company's $5.3 million non-
The   Bentley  Company,  Inc.      recurring charges was to lower
(Bentley)      and       Aspen     domestic pre-tax earnings as a
Consultancy    Ltd.   (Aspen).     percentage of consolidated pre-
                                   tax earnings. Therefore, since
The  Company recorded  a  one-     the Company's foreign earnings
time  non-recurring charge  of     are   generally   subject   to
$5.3 million during the second     higher tax rates (compared  to
quarter of fiscal 1999.  This      US   rates)  and  the  foreign
amount is the result of decisions  earnings    represented     an
made in the second quarter to      unusually  high proportion  of
abandon an investment in an        pre-tax     earnings,      the
Internet based commerce soft-      consolidated   effective   tax
ware tool of $3.3 million and      rate   was      higher    this
expenses to sever   certain        quarter    than    in    prior
management and administrative      quarters. Excluding the impact
employees of $2.0 million.         of the non-recurring  charges,
                                   the  Company's  effective  tax
                                   rate  for the quarter  was  43
                                   percent,  comparable  to   the
                                   rate   in  the  quarter  ended
                                   November 30, 1997.


-----------------------------------------------------------------
                              Page 13

                  TECHNOLOGY SOLUTIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (Continued)


Weighted              average      million  for  the same  period
number      of         common      last  fiscal year, an increase
shares     and        weighted     of  38  percent. The  increase
average number of common and was partially due to an common equivalent shares increase in professional
outstanding          increased     headcount  and was  consistent
primarily due to the  exercise     with   the   higher   revenues
of          stock      options     reported in the first half  of
and         the       issuance     fiscal 1999. Project personnel
of       shares     under  the     costs  as a percentage of  net
Company's    employee    stock     revenues increased slightly to
purchase plan.                     47 percent in fiscal 1999 from
                                   46 percent for the same period
                                   last fiscal year.

RESULTS OF OPERATIONS              The  Company charges  most  of
                                   its  project expenses directly
Six  Months Ended November 30,     to  the  client. Other project
1998  Compared With Six Months     expenses      consist       of
Ended November 30, 1997            nonbillable expenses  directly
                                   incurred  for client  projects
Consolidated net revenues  for     and    business    development
the  six months ended November     efforts  including  recruiting
30,  1998 increased 34 percent     fees,   sales  and   marketing
to   $167.0  million  compared     expenses,  personnel  training
with  $124.3 million  for  the     and  provisions for  valuation
same  period last fiscal year.     allowances  and  reserves  for
The   increase  resulted  from     potential losses on continuing
domestic revenue growth of  40     projects.    Other     project
percent,  which  was  slightly     expenses for the first half of
offset by a 3 percent decrease     fiscal        1999        were
in international revenues. The     $26.1  million, compared  with
source of the domestic revenue     $18.0    million    in     the
growth is the continued strong     comparable  period  of  fiscal
demand   for   the   Company's     1998,  an  increase  of   $8.1
technology    and     business     million,  or  45 percent.  The
consulting    services.    The     increase   in  other   project
Company's ability to  generate     expenses primarily includes:
this  additional  revenue   is     increases in  domestic hiring,
also   due  to  the  Company's     training and nonbillable travel
increased consulting staff.        expenses of $2.5 million as  a
The      additional   hours        result  of increased headcount
billed    by  the    increased     and  business development;  an
consulting   staff,   combined     increase  in domestic practice
with     an    eight   percent     area  selling  costs  of  $0.5
increase      in       average     million; an increase in  other
domestic    billing     rates,     practice    area   development
were         the       primary     costs    of    $0.3   million;
factors   in  revenue   growth     international growth  of  $0.9
compared to the same period  a     million;   an   increase    in
year ago.                          unassigned   costs   of   $1.5
                                   million;  and an  increase  in
                                   the  provisions for  valuation
                                   allowances  and  reserves  for
Project  personnel  costs  for     potential losses on continuing
the  six months ended November     projects   of  $1.0   million.
30,   1998,   which  represent     Other  project expenses  as  a
mainly  professional  salaries     percentage  of  net   revenues
and  benefits,  increased   to     increased    to   16   percent
$79.1   million   from   $57.5     in   the    first     half  of
                                   fiscal  1999 from  15  percent
                                   for   the  same  period   last
                                   fiscal year.

-----------------------------------------------------------------
                               Page 14

                  TECHNOLOGY SOLUTIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (Continued)



Management  and administrative     The  Company recorded  a  one-
support     costs    increased     time  non-recurring charge  of
$10.6 million to $35.4 million     $5.3 million during the second
for   the  six  months   ended     quarter  of fiscal 1999.  This
November  30, 1998 from  $24.8     charge   is  the  result    of
million  for  the  six  months     decisions made in the   second
ended  November 30,  1997,  an     quarter to    abandon       an
increase    of   43   percent.     investment in an Internet-based
Approximately $5.2 million  of     commerce software tool of $3.3
this increase was attributable     million and expenses to  sever
to  the  increase in corporate     certain management and adminis-
support   services  over  last     trative employees of $2.0 million.
year,  which was necessary  to
support    the    growth    in     Incentive compensation of $8.7
business.   The  increase   in     million  was accrued  for  the
these  costs versus  the  same     six  months ended November 30,
period   last  year   include:     1998  compared to $6.5 million
increased  expenses   in   the     for the same period last year.
internal  systems  and   human     The   increase   is   due   to
resources   areas   of    $2.8     increased headcount,  at  both
million;  higher  expenses  of     the  consulting staff and  the
$0.6  million related  to  the     project     manager    levels.
expansion   of  the  Company's     Incentive  compensation  as  a
corporate           recruiting     percentage  of  net   revenues
organization; higher marketing     remained   unchanged   between
expenses of $0.7 million as  a     years   at   5  percent.   The
result  of increased corporate     Company expects to continue to
marketing             efforts;     accrue  incentive compensation
international growth  of  $0.5     throughout the year.
million;  and  various   other
infrastructure costs  of  $0.6     Net  investment income in  the
million   including  corporate     first half of fiscal 1999  was
legal, accounting, finance and     $1.4  million compared to $0.7
investor relations costs.  The     million for the same period  a
Company   also   incurred   an     year  ago.  The increase is  a
additional  $5.4  million   of     result of higher cash and cash
management  and administrative     equivalent  balances  for  the
costs   associated   primarily     first  half  of  fiscal   1999
with     increased    regional     compared to the same period  a
management  and practice  area     year ago.
support personnel. These costs
primarily  include  additional     The  Company's  effective  tax
domestic  regional  management     rate  for  the first  half  of
and   practice  area   support     fiscal 1999 remained virtually
personnel  of  $2.7   million;     unchanged between years at  44
international growth  of  $0.9     percent.
million;  and  various   other
management  and administrative     Weighted  average  number   of
expenses of $1.8 million which     common   shares  and  weighted
include items such as practice     average  number of common  and
area   marketing,  recruiting,     common    equivalent    shares
sales and other expenses.          outstanding          increased
                                   primarily due to the  exercise
Goodwill          amortization     of   stock  options  and   the
increased to $2.4 million  for     issuance  of shares under  the
the     six    months    ended     Company's    employee    stock
November 30, 1998 compared  to     purchase plan.
$1.8   million  for  the   six
months   ended  November   30,
1997. This increase is due  to
the  earn-out payments related
to the acquisitions of Bentley
and Aspen.

------------------------------------------------------------------
                              Page 15

                  TECHNOLOGY SOLUTIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (Continued)


LIQUIDITY AND CAPITAL              Capital  expenditures for  the
RESOURCES                          six  months ended November 30,
                                   1998    were   $2.1   million.
Net cash provided by operating Capital expenditures may activities was $14.4 million continue at the current rate
for     the    six      months     throughout     the       year.
ended       November 30, 1998.     The      Company     currently
Operating cash  flow  included     has  no  material  commitments
net  income  of  $6.3  million     for capital expenditures.
and was  also  benefited  from     Net  cash  outlays related  to
other    favorable     working     business   acquisitions    and
capital activities.                investments were $6.5  million
                                   for   the  six  months   ended
                                   November 30, 1998.

                                   The net cash outlay related to
                                   business acquisitions was  due
                                   to  a  $3.0  million  earn-out
                                   payment  made  in  the   first
                                   quarter of fiscal 1999 for the
                                   June 1997 acquisition of Bentley.
This         benefit       was     Bentley was acquired for
partially   offset    by    an     a  combination of cash and the
increase in net receivables of     Company's  common  stock.  The
$9.2 million due to the growth     transaction was accounted  for
of the Company's revenues.         using  the purchase method  of
                                   accounting.
The    Company's   significant
amounts    of    cash,    cash     Net   cash  outlays   due   to
equivalents   and   marketable     business   acquisitions   also
securities have provided ample     included a $1.5 million  earn-
liquidity   to   handle    the     out  payment made in the first
Company's     current     cash     quarter of fiscal 1999 related
requirements.                      related   to    the   May 1996
                                   acquisition      of     Aspen.
                                   In addition,  a $2.0   million
                                   investment  was made in other
Net  cash  used  in  investing     companies.
activities  was  $4.2  million
for    the    six       months     The     Company     has      a
ended       November 30, 1998.     $10.0  million unsecured  line
The               Company          of    credit   facility   (the
purchased    $1.7      million     "Facility")   with   Bank   of
of          available-for-sale     America     Illinois.      The
securities  and received  $5.0     agreement   expires    October
million   from  the  sale   of     4,   1999.  At  the  Company's
available-for-sale securities.     election, loans made under the
The   Company,  due   to   the     Facility   bear  interest   at
maturity  of several  held-to-     either  the  Bank  of  America
maturity investments, received     Illinois reference rate  or  a
proceeds  of $1.2 million  for     Eurodollar   loan    at    the
the  six months ended November     applicable Eurodollar interest
30,  1998.  The proceeds  were     rate  plus  0.75 percent.  The
transferred to cash  and  cash     unused     line     fee     is
equivalents and reinvested  in     0.125  percent of  the  unused
ongoing   business  activities     portion of the commitment. The
and other equity investments.      Facility requires, among other


------------------------------------------------------------------
                            Page 16

                  TECHNOLOGY SOLUTIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (Continued)


things,    the   Company    to     as  opposed to the year  2000,
maintain   certain   financial     because   the  programs   were
ratios.  As  of  November  30,     written   using   two   digits
1998, the Company was in rather than four to define the compliance with these applicable year. This could financial ratio requirements. result in a system failure or
As  of  November 30, 1998,  no     miscalculations        causing
borrowings had been made under     disruptions of operations such
the Facility.                      as,  among others, a temporary
                                   inability      to      process
NEW ACCOUNTING STANDARDS           transactions,  send  invoices,
                                   or  engage  in similar  normal
In  June 1997, the FASB issued     business activities.
SFAS   No.  131,  "Disclosures
about Segments of an Enterprise The Company has conducted an and Related Information." This assessment of its computer
statement establishes new          information systems and is  in
standards  for reporting infor-    the process of determining the
mation   about operating           nature and extent of the  work
segments and is effective for required, if any, to make its fiscal years beginning after internal systems Year 2000 December 15, 1997. The Company compliant. The Company's
is currently evaluating the        internal   systems   can    be
impact, if any, this statement     grouped   in   two   principal
will have on disclosures categories -- its accounting in the consolidated Financial and human resources software
Statements.                        and    its    legacy   systems
                                   that     perform    a  variety
On  June  15, 1998,  the  FASB     of         processes.     With
issued    SFAS    No.     133,     respect   to   the   suite  of
"Accounting for Derivative software products licensed by Instruments and Hedging the Company and relied upon in
Activities." SFAS No. 133 is the administration of effective for financial accounting and human resources statements issued for periods functions, which was licensed ending after June 15, 1999. by the Company in the first
SFAS No. 133 requires that all     quarter  of  its  1997  fiscal
derivative instruments be year, the licensor has recorded on the balance sheet indicated that the version
at  their fair value.  Changes     currently  employed   by   the
in the fair value of Company will, at a minimum, derivatives are recorded each need to have patches applied period in current earnings or in order for the software other comprehensive income, package to be Year 2000 depending on whether a compliant. The Company derivative is designated as intends to apply the presently part of a hedge transaction available patches for this and, if it is, the type of purpose in the near-term, and hedge transaction. The Company plans also to apply future anticipates that, due to its patches to address the Year limited use of derivative 2000 issue as they are made instruments, the adoption of available. Based on currently
SFAS No. 133 will not have a available information, the significant effect on the Company believes the expense
Company's results of associated with these efforts operations or its financial will be immaterial. The
position.                          Company  expects that  updates
                                   and   enhancements   to   this
OTHER MATTERS                      software   package   will   be
                                   installed    and   operational
The  Year  2000 issue concerns     prior to January 1, 2000,  and
the possibility that computer intends to seek assurances programs with date-sensitive from the licensor to the software may recognize a date effect that these updates and using "00" as the year 1900, enhancements will result in

-----------------------------------------------------------------
                               Page 17

                  TECHNOLOGY SOLUTIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (Continued)


the  software package becoming     on          its      business,
Year   2000  compliant.    The     operating             results
Company   expects  to  receive     and     financial   condition.
these updates and enhancements     However,     if     compliance
pursuant to a software support     efforts       of         which
services agreement presently the Company is not currently in place with the licensor, an aware are required and are not agreement which the Company completed on time, or if the does not currently intend to cost of any required updating, terminate. Provided that the modification or replacement of licensor gives such assurances the Company's information concerning the updates and systems exceeds the Company's enhancements to its software estimates, the Year 2000 issue product suite, the Company could have a material adverse does not expect that it will impact on the Company's incur additional expense aside business, operating results
from  the cost of the software     and financial condition.
support services agreement  in
order to bring its accounting In addition to the Company's and human resources software internal systems, the Company package into Year 2000 relies on third party vendors
compliance.                        in    the   conduct   of   its
                                   business.  For example,  third
Other    important    internal     party   vendors   handle   the
business  processes   of   the     payroll   function   for   the
Company,  such  as  time   and     Company, and the Company  also
expense reporting and labor relies on the services of distribution, are performed by telecommunication companies, legacy systems that are not banks, utilities, and Year 2000 compliant. In commercial airlines, among accordance with previously others. The Company plans to established plans to integrate seek assurances from its these functions with the material vendors and suppliers accounting and human resources that there will be no software described above and interruption of service as a to upgrade these systems with result of the Year 2000 issue, the intent of improving the and to the extent such Company's ability to manage assurances are not given, the its increasingly multinational Company intends to devise
operations,    the     Company     contingency plans  to  improve
presently plans to replace the effects on the conduct of these legacy systems in the Company's business in the calendar year 1999, both to event the Year 2000 issue address the Year 2000 issue results in the unavailability and to attempt to achieve of services. There can be no business benefits. The assurance that any contingency
Company estimates that the plans developed by the Company cost associated with replacing will prevent any such service these systems will be less interruption on the part of than $1.0 million, and has one or more of the Company's provided for the replacement third party suppliers from of these systems in its having a material adverse operating and capital budgets effect on the Company's
for calendar year 1999.            business,  operating   results
                                   and  financial condition.   In
Based on presently available addition, the failure on the information, the Company part of the accounting systems
believes  that  any  necessary     of  the Company's clients  due
compliance efforts concerning to the Year 2000 issue could its internal systems will not result in a delay in the have a material adverse effect payment of invoices issued by

-----------------------------------------------------------------

                  TECHNOLOGY SOLUTIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (Continued)


the  Company for services  and     Company.   There  can  be   no
expenses.  A  failure  of  the     assurance  that  the   Company
accounting   systems   of    a     will   be   able   to   secure
significant number of the contractual protections in Company's clients would have a agreements concerning future material adverse effect on the projects, or that any
Company's  business, operating     contractual        protections
results      and     financial     secured  by  the  Company   in
condition.                         agreements  governing  pending
                                   and  completed projects,  will
The Company has generally dissuade the other party refrained from performing Year thereto from asserting claims 2000 remediation services for against the Company with
its  clients. It is  possible,     respect   to  the  Year   2000
however, that former,  present     issue.
and   future   clients   could
assert  that certain  services     Due  to the complexity of  the
performed by the Company from Year 2000 issue, upon any time to time involve or are failure of critical client related to the Year 2000 systems or processes that may
issue.    The   Company    has     be   directly  or   indirectly
recommended, implemented and connected or related to customized various third-party systems or software designed, software packages for its developed, customized or clients, and to the extent implemented by the Company as that such software programs described above, the Company may not be Year 2000 may be subjected to claims compliant, the Company could regardless of whether the
be  subjected to claims  as  a     failure  is  related  to   the
result thereof. Since the services provided by the Company's inception in 1988, Company. There can be no
it   also  has  designed   and     assurance  that  the   Company
developed software and systems would be able to establish for its clients. Due to the that it did not cause or large number of such contribute to the failure of a engagements undertaken by the critical client system or Company over the years, there process. There also can be no can be no assurance that all assurance that the contractual such software programs and protections, if any, secured systems will be Year 2000 by the Company in connection
compliant,  which  could  also     with  any  past,  present   or
result  in  the  assertion  of     future clients will operate to
claims against the Company.        insulate the Company from,  or
                                   limit   the  amount  of,   any
The  Company's policy has been
to    endeavor    to    secure
provisions   in   its   client
contracts  that,  among  other
things,    disclaim    implied
warranties, limit the duration
of   the   Company's   express
warranties,     relate     the
Company's  liability  to   the
amount  of  fees paid  by  the
client   to  the  Company   in
connection  with the  project,
and   disclaim  any  liability
arising    from    third-party
software  that is implemented,
customized or installed by the

--------------------------------------------------------------------
                               Page 19

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



-----------------------------------------------------------------
                              Page 20

                  TECHNOLOGY SOLUTIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (Continued)


This Form 10-Q includes or may     speak  only as of the date  on
include    certain    forward-     which  they are made  and  the
looking    statements     that     Company does not undertake any
involve       risks        and     obligation   to   update   any
uncertainties. This Form  10-Q     forward-looking  statement  to
contains    certain   forward-     reflect       events        or
looking  statements concerning     circumstances after  the  date
the     Company's    financial     of  this  Form  10-Q.  If  the
position,  business  strategy,     Company does update or correct
budgets,  projected costs  and     one  or  more  forward-looking
plans   and   objectives    of     statements,   investors    and
management     for      future     others   should  not  conclude
operations  as well  as  other     that  the  Company  will  make
statements   including   words     additional     updates      or
such      as     "anticipate,"     corrections    with    respect
"believe," "plan," "estimate,"     thereto  or  with  respect  to
"expect," "intend," and  other     other          forward-looking
similar  expressions. Although     statements. Actual results may
the   Company   believes   its     vary materially.
expectations reflected in such
forward-looking statements are
based       on      reasonable
assumptions, stockholders  are
cautioned  that  no  assurance
can   be   given   that   such
expectations    will     prove
correct   and   that    actual
results  and developments  may
differ  materially from  those
conveyed   in  such   forward-
looking  statements. Important
factors   that   could   cause
actual   results   to   differ
materially      from       the
expectations reflected in  the
forward-looking statements  in
this  Form 10-Q include, among
others,     the    pace     of
technological   change,    the
Company's  ability  to  manage
growth  and attract and retain
employees,  general   business
and economic conditions in the
Company's  operating  regions,
and   competitive  and   other
factors,  all  as  more  fully
described   in  the  Company's
Report  on Form 10-K  for  the
year  ended May 31, 1998 under
Management's  Discussion   and
Analysis      of     Financial
Condition   and   Results   of
Operations        "Assumptions
Underlying  Certain   Forward-
Looking Statements and Factors
that    May   Affect    Future
Results"  and  elsewhere  from
time  to time in the Company's
other   SEC   reports.    Such
forward-looking     statements

-------------------------------------------------------------
                               Page 21

                  TECHNOLOGY SOLUTIONS COMPANY

                   PART II.  OTHER INFORMATION


ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        TSC's 1998 Annual Meeting of Stockholders (the
        "Annual Meeting") was held on October 1, 1998.
        Represented at the Annual Meeting, either in person or by proxy, were 33,318,408 voting shares. The following actions were taken by a vote of TSC's stockholders at the Annual Meeting:

         1.Messrs. John T. Kohler and Michael R. Zucchini were elected to serve as members of TSC's Board of Directors receiving 33,185,368 and 33,183,447 votes in favor of election, respectively, and 133,040 and 134,961 votes withheld, respectively. There were no votes against, abstentions or broker non-votes with respect to the election of any nominee named above. In addition, the terms of office for Messrs. Murray, Oresman and Caldiero continue until the 1999 Annual Meeting, and Messrs. Purcell and Waltrip continue until the 2000 Annual Meeting.

         2.The amendment to TSC's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 100,000,000 was ratified: 31,577,088 votes were cast for the ratification; 1,724,253 votes were cast against the ratification and there were 17,067 votes abstained. There were no votes withheld or broker non-votes.

         3.The appointment of PricewaterhouseCoopers LLP as independent auditors for TSC for its fiscal year ending May 31, 1999 was ratified: 33,301,593 votes were cast for the ratification; 8,929 votes were cast against the ratification and there were 7,886 votes abstained. There were no votes withheld or broker non-votes.

ITEM 5--OTHER ITEMS

The 1999 Annual Meeting of Stockholders (the "1999 Annual
Meeting") will be held on Wednesday, April 28, 1999. In order for a stockholder proposal or nomination to be properly presented at the 1999 Annual Meeting, the stockholder proponent must comply with the relevant notice requirements contained in the Company's By-laws. These requirements relate to both the timing and content of the notice.

The date of the 1999 Annual Meeting has been changed by more than 30 calendar days from the anniversary of the 1998 Annual Meeting of Stockholders, which was held on October 1, 1998, to reflect a change in the Company's fiscal-year end date from the thirty-first day of May in each year to the thirty-first day of December in each year. As a result, pursuant to the Company's By-laws, written notice of a stockholder proposal or nomination must be delivered to the Secretary of the Company not later than the close of business on January 22, 1999. Reference is made to Sections
1.11 and 1.12 of the By-laws for the requirements as to the information relating to the proponent and the proposal that must be included in any such notice.

In addition, any stockholder proposal made in accordance with the provisions of the Company's By-laws described above that is intended to be included in the Company's proxy statement for the 1999 Annual Meeting must comply with certain rules and regulations promulgated by the United States Securities and Exchange Commission. Those rules and regulations must be complied with within a reasonable time before the Company begins to print and mail its proxy materials for that meeting.
If a stockholder proposal is properly presented at the 1999
Annual Meeting in accordance with the requirements described above and is not included in the Company's proxy statement for that meeting, the proxy holders appointed by the Company may exercise discretionary authority if, in its proxy statement, the Company advises stockholders on the nature of the proposal and how the proxy holders appointed by the Company intend to vote on the proposal, unless the stockholder submitting such proposal satisfies certain requirements of the United States Securities and Exchange Commission, including the mailing of a separate proxy statement to the Company's stockholders.

-------------------------------------------------------------------------
                         Page 22


ITEM 6--EXHIBITS AND REPORT ON FORM 8-K
     (a) Exhibit
         Exhibit 27
     (b) Three reports on Form 8-K were filed during the quarter ended November 30, 1998. The first Report on Form 8-K was dated September 4, 1998. This report contained information reported under Item 5 related to the approval by the Compensation
         Committee of the Board of Directors to reprice those stock options (the "Option Repricing") issued under the Technology Solutions Company 1996 Stock Incentive Plan that have an exercise price above $10.875, the closing price of the Company's Common Stock on September 4, 1998 (the "Underwater Options").
         The Option Repricing applies to Underwater
         Options to the extent the holders thereof elect to include Underwater Options held by them in the Option Repricing. The second Report on Form 8-K was dated October 29, 1998. This report contained information reported under Item 5 related to the Company's Board of Directors' approval of a Rights Agreement and a number of amendments to the Company's By-laws. The third report on Form 8-K was dated November 22, 1998. This report contained information reported under Item 5 related to the Company's Board of Directors' approval of a stock repurchase program. It also included under Item 8 the approval by The
         Board of Directors of a change in the fiscal year of the Company.

         All other items in Part II are either not applicable to the Company during the quarter ended November 30, 1998, the answer is negative, or a response has been previously reported and an additional report of the information is not required, pursuant to the instructions to Part II.

-----------------------------------------------------------
                                 Page 23

                           SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of January 1999.

                            TECHNOLOGY SOLUTIONS COMPANY





Date:  January 13, 1999     By:    /s/ TIMOTHY P. DIMOND
                                   ---------------------
                                      Timothy P. Dimond
                                   Chief Accounting Officer














---------------------------------------------------------------

                  TECHNOLOGY SOLUTIONS COMPANY




                          EXHIBIT INDEX




EXHIBIT
 NUMBER  DESCRIPTION
-------  -------------
  3(i)   Restated Certificate of Incorporation of
          Technology Solutions Company

  10     Promissory Note of Kelly D. Conway

  27     Financial Data Schedule










--------------------------------------------------------------------
                                Page 25