Form 10-K
period 1998-12-31
TECHNOLOGY SOLUTIONS COMPANY
filed 1999-03-31
CIK 877645

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                    FORM 10-K
                                ----------------


              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM JUNE 1, 1998 TO DECEMBER 31, 1998
                        COMMISSION FILE NUMBER 0-19433


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

                     COMMON STOCK, $.01 PAR VALUE PER SHARE


                         PREFERRED STOCK PURCHASE RIGHTS

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES |X| NO

      INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. |_|

      THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT (BASED UPON THE PER SHARE CLOSING PRICE OF $7.625 ON MARCH 16, 1999, AND, FOR THE PURPOSE OF THIS CALCULATION ONLY, THE ASSUMPTION THAT ALL OF REGISTRANT'S DIRECTORS AND EXECUTIVE OFFICERS ARE AFFILIATES) WAS APPROXIMATELY $302 MILLION.

      THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE PER SHARE, AS OF MARCH 16, 1999, WAS 41,196,360.

      DOCUMENTS INCORPORATED BY REFERENCE:

      INFORMATION REQUIRED BY PART III (ITEMS 10, 11, 12 AND 13) OF THIS DOCUMENT IS INCORPORATED BY REFERENCE TO CERTAIN PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT DISTRIBUTED IN CONNECTION WITH ITS 1999 ANNUAL MEETING OF STOCKHOLDERS.

                          TECHNOLOGY SOLUTIONS COMPANY


                                     PART I.




ITEM 1.  BUSINESS

GENERAL

Technology Solutions Company ("TSC" or the "Company") provides information technology (IT) consulting and strategic business consulting services to major corporations. These services help manufacturing, technology, health care, telecommunications, financial services, and other service industry clients transform their businesses, their internal business processes and their relationships with customers, suppliers, distributors and employees. As used herein, the terms "TSC" or the "Company," unless the context otherwise clearly requires, refer to Technology Solutions Company and its subsidiaries. This report discusses the seven month transition period ended December 31, 1998, due to the Company changing from a May 31 fiscal year-end to a fiscal year aligned with the calendar year beginning January 1, 1999.

TSC services span a wide range of IT consulting and strategic business consulting services. TSC's IT consulting services address a broad spectrum of IT consulting from IT strategy through systems integration, including the assessment of the IT situation in a client's organization, feasibility studies, value analysis, business process redesign and reengineering, benchmarking and best practices, project management, architecture, logical and physical systems design, hardware and software selection, programming, implementation, change management, education, training, and benefits realization. The Company's strategic business consulting services offered include business strategic planning, value-based customer segmentation analysis, customer relationship management and marketing research and analysis.

Since May 1988, TSC has performed project work for approximately 650 corporations, including Aetna, Avantel, The Chicago Board Options Exchange, Cigna, Cisco Systems, ConAgra, Georgia-Pacific, The Equitable, First Union Corporation, General Motors, Goldman, Sachs & Co., Pfizer Pharmaceuticals, The Prudential, Pepsi, Square D Corporation, Swiss Bank Corporation, MCI, Ameritech, Zurich Kemper Life, Atmos Energy, Progressive Insurance and Whirlpool Corporation.

TSC is a corporation formed under the laws of the state of Delaware. Its principal executive offices are located in Chicago, Illinois. In addition to its Chicago office, the Company maintains domestic offices in Schaumburg and Wheaton, Illinois; Atlanta, Georgia; New Canaan, Connecticut; Austin, Dallas, Houston and Irving, Texas; Bellevue, Washington; Boston and Hudson, Massachusetts; Brookfield and Wauwatosa, Wisconsin; Minneapolis, Minnesota; New York, New York; and San Francisco, Soquel, Sunnyvale and Irvine, California. International offices are located in Bogota, Colombia; Cologne, Germany; London, England; Mexico City, Mexico; Paris, France; Sydney, Australia; Toronto, Canada; and Zug, Switzerland.

STRATEGY

TSC's business strategy is to anticipate market needs and apply leading-edge information technologies to deliver business solutions. TSC's strategic goal is to combine current high interest areas such as enterprise customer management, e-commerce and digital customer service, knowledge management, and operations and network optimization with TSC's more mature offerings to seamlessly achieve competitive advantage in the marketplace. TSC offers a full range of IT consulting and strategic business consulting services targeting IT technology areas, specific software packages, along with specific business processes or vertical markets, in large middle-market firms located in major markets and countries around the world. TSC's clients are typically firms that range in size from $500 million to $5 billion in annual revenue.

TSC provides IT consulting and strategic business consulting services with a focus on higher-end consulting activities. These higher-end activities include, but are not limited to, IT consulting and business strategy, systems and network architecture, systems design, value and segmentation analysis, and project management. TSC's projects often begin with one or more higher-end consulting phases. Examples of TSC's higher-end consulting work include the development of a customer relationship strategy for a client, the review of the client's current IT strategy and its consistency with the business strategy of the firm, the assessment of the client's Internet strategy, and the assessment of the client's computer network, computer architecture and operations management capabilities. Additionally, TSC provides design and architecture services for the computing environment, the communications network and the software applications at the client.

The nature of these higher-end activities allows TSC's Project Managers and senior level professionals to interface directly with senior client personnel. The detailed understanding of the client's business and business strategy developed in the strategy and architecture phases of the project, combined with the many years of accumulated experience of the senior TSC project personnel, allow TSC to bring to the client a creative solution. TSC's goal is to deliver a creative solution that addresses the client's needs and delivers business benefits.

TSC's strategy is to focus on developing and maintaining relationships with its customers at the highest levels within the client organization. With high-level sponsorship of its projects, TSC believes that there is a higher level of commitment to complete the project and an increased opportunity to expand the working relationship with the client to additional projects.

TSC encourages its clients with multi-national businesses to follow a philosophy of system development and implementation in one country, with a subsequent rollout into the foreign operations of the firm. This philosophy ensures that a common platform for these enterprise-wide systems is being used to reduce costs and simplify support and maintenance. Consistent with this philosophy, TSC's strategy is to expand its capabilities so that it will be able to operate in major countries around the world in order to serve its multi-national client base.

BUSINESS

TSC offers a wide range of IT consulting and strategic business consulting services. TSC's IT consulting services are offered in key application areas within targeted market areas. This specialization enables the Company to offer superior application and industry expertise in attractive growth areas such as customer relationship solutions, call center and customer service reengineering, telecommunications, electronic commerce, Internet solutions, knowledge management, sales process optimization, risk management, supply chain reengineering, packaged software implementation, network and operations management and other areas. Projects in these areas are typically undertaken to improve a client's profitability and typically have attractive internal rates of return. TSC concentrates on large corporate projects because it believes that such projects offer maximum profit potential and represent one of the fastest growing areas of the systems consulting and integration market. TSC has implemented major new systems within manufacturing, distribution, retail, transportation, telecommunications, banking, insurance, health care and financial services firms.

The Company offers strategic business consulting services in the areas of business strategic planning, value-based customer segmentation analysis, customer relationship management, and market research and analysis. TSC has significant experience with strategic business initiatives within computer, telecommunications, software and services firms.

COMPETITIVE DIFFERENTIATION

Important factors in TSC's project work are project management and industry-specific and application knowledge. TSC dedicates an experienced, senior level project manager (typically a Vice President who averages 20 years of experience) to manage the typical large project. TSC's professional staff (which averages 13 years of experience) has specialized application skills and industry knowledge. This knowledge and experience is important not only to the successful development and implementation of the computer system, but also to the redesign and the restructuring of the business processes utilizing the affected systems.

TSC's project model is based on providing its clients with more experienced personnel and less personnel per client than might be provided by other firms. TSC's goal is to operate with a ratio of Vice President/Project Manager to professional staff ranging from 1 Vice President to 5 professional staff to 1 Vice President to 15 professional staff. This compares to ratios of 1 partner (Vice President equivalent) to 30 professional staff in many of the Big 5 consulting/accounting firms. TSC believes that its project staffing model reduces the risk of project failure and increases the consultants' ability to successfully address the clients' needs by having a knowledgeable and experienced project workforce.

The project work undertaken by TSC is generally performed on a time-and-materials basis. The size of the team of TSC's professional staff assigned to a particular project varies depending on the size of the project and the stage of implementation. TSC's professional staff assigned to a project are billed out at various rates, depending upon the level of expertise of each individual.

TSC's business is focused on the commercial market. TSC does not have significant activity in the local, state, and federal government segments of the domestic systems integration market.

TSC typically does not perform turnkey projects in which all of the project work is performed by the consultant. Rather, TSC works in close conjunction with client personnel, at the client site, on the project. This partnering with the client results in TSC providing the project management and other higher-end skills that might not be available in the client organization and the client providing business and functional expertise, as well as the programmers and lower level technical resources. TSC endeavors to help its clients increase the knowledge and skills of its IT organization and provides the necessary knowledge transfer so that the client is better able to maintain its new system.

In each of its areas of business, TSC has developed methodologies, software, tools, templates and other intellectual property which are used by TSC consultants to help improve the quality of the work performed by TSC, as well as lower the cost of the implementation and reduce the time required to perform the work. These methodologies, tools, project management plans, best practice and benchmark information and templates are maintained, along with proposals, project plans and other information, in knowledge databases that can be accessed by our personnel working on projects throughout TSC.

TSC's professionals bring to each client engagement technical skills experience, industry-specific and functional experience, significant consulting project experience and expertise in the following areas:

VALUE ANALYSIS/BUSINESS CASE -- TSC believes that one way in which it differentiates itself in the business and technology consulting market is through its value analysis/business case justification process. The value analysis/business case analyzes the client's current business objectives, operational structure, and systems architecture. It is then used to relate the system functionality and associated costs to specific and measurable benefits. TSC analyzes the impact of the proposed new technology in financial terms, such as internal rate of return, payback, net present value, cash flow, and financial income statement impact consistent with the internal accounting procedures of the client.

SYSTEMS INTEGRATION AND PROJECT MANAGEMENT --TSC projects include an assessment phase in which TSC evaluates the client's specific business and IT situation. TSC will then work with the client to design and develop an appropriate solution to meet the client's needs. The Project Manager typically assumes overall project management responsibility during the development and implementation phases, overseeing the team assembled by TSC (which normally consists of a combination of TSC, client, and vendor personnel) to implement the project and coordinate the various hardware, software, telecommunications, and other components required.

SOFTWARE PRODUCTS EXPERTISE -- Application software and other software products are increasingly used to reduce development time and cut costs. TSC is familiar with many third-party software products for the industries it serves and on occasion utilizes its own software tools on its client projects.

REUSABLE TOOLS AND METHODOLOGIES -- TSC has developed a number of methodologies, templates, software applications, and tools which are used in various areas of the strategic planning, market analysis, business case, systems integration, project management, and software package integration/implementation aspects of TSC's project work. These methodologies, templates, software applications, and tools decrease the time required to implement a system, as well as increase reliability and reduce client risk associated with a particular project phase.

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

TSC offers its clients a variety of training options in its project work. TSC's training programs can range from basic "train the trainer" programs for a new client system to sophisticated multi-media computer-based and web-based training programs that can be used for training the users of the system, as well as detailed process and system education.

BUSINESS SEGMENTS

TSC is organized into two business segments which each have their own business focus and service offering expertise -- Enterprise Solutions (ES) and Enterprise Customer Management (ECM). Each serves TSC customers in the U.S. and international markets. TSC believes that a structure based on these focused business segments addresses its clients' needs for very specialized industry and systems knowledge and allows its employees the flexibility and opportunity to grow and develop. Each business segment develops its own specific methodologies, tools, project management plans, best practice and benchmark information and templates. This information is maintained, along with proposals, project plans and other information, in knowledge databases that can be accessed by our personnel working on projects throughout TSC.

TSC believes that within each of its business segments, it competes primarily on the basis of the experience and expertise of its project managers, its proven track record in applying new technologies and innovative business solutions, its use of methodologies and implementation tools and the creativity of its proposals and delivered work product. Price has not typically been the primary factor in these major systems projects. More price-sensitive projects have generally tended to be performed by low-cost providers, such as contract programmers.

ENTERPRISE SOLUTIONS

The Enterprise Solutions (ES) business segment provides IT consulting and business consulting services that help clients in implementing third-party application software packages, cost controls and related services to implement strategic change in an organization. These services are provided by the following areas of business focus, or "practice areas":

ENTERPRISE APPLICATIONS AND SUPPLY CHAIN MANAGEMENT

The Enterprise Applications and Supply Chain Management (EASCM) practice area undertakes projects which require knowledge of many different third-party application software packages and often involve the development and implementation of customized software to interface the new application software with existing customer systems.

The EASCM practice area is involved in systems integration and package implementation projects involving the human resources, financial and manufacturing systems supplied by PeopleSoft, Inc.; the integrated client/server product family R/3 supplied by SAP AG and its U.S. subsidiary SAP America, Inc.; the Oracle Applications suite of client/server products developed by Oracle Corporation; and the Baan IV and Baan V integrated client/server product supplied by Baan Company N.V. and its U.S. subsidiary Baan U.S.A., Inc. Additionally, the EASCM practice area provides services related to the evaluation of a client's current systems and business issues and may perform analysis of software alternatives for clients.

In addition to its consulting services associated with the Enterprise Resource Planning (ERP) software products offered by PeopleSoft, SAP, Oracle, and Baan, TSC is expanding its services in this area to become a "solution assembler". TSC believes that over the next several years, customers will begin to add specialized best-of-breed software applications to their existing ERP installations through the use of TSC's Solution Assembly and Architecture services. This movement to a multi-vendor solution tailored to specific client requirements is just beginning to appear in the marketplace. TSC is actively working on establishing vendor alliances, developing implementation methodologies, expanding the consulting staff knowledge and skill set, and developing middleware and other tools to be used in the integration of these specialized software applications with the ERP systems of the major vendors.

TSC has recently established vendor alliances with supply chain application vendors i2 Technologies and Manugistics. Additionally, TSC's ECM business segment is working with TSC's SAP integration group to provide TSC's ECM solutions to SAP R/3 customers in Europe and the U.S.

INNOVATION TECHNOLOGY GROUP

Companies are struggling with how to utilize information technology to transform and grow their businesses. TSC helps companies respond to this challenge by leveraging practical, leading-edge technologies to assist in this transformation. These services are being provided by the Innovation Technologies Group (ITG) practice area. The ITG practice area is specifically focused on delivering targeted service offerings into three high growth areas of IT consulting: Internet Business Solutions (IBS); integrated Knowledge Management (iKM); and Enterprise Systems Management (ESM).

TSC's IBS area provides assessment services using its Digital Diagnosis-Trademark- assessment methodology. This service provides rapid assessment of the client's Internet strategy by benchmarking against industry best practices. Additionally, it provides evaluations of competitor capabilities, helps to identify potential Internet-based opportunities, and makes process recommendations for the future. IBS also provides E-business strategy, architecture and system design services along with rapid solution delivery capabilities. IBS utilizes its extensive experience in designing and building systems that operate across multiple computing platforms and communications technologies to develop state-of-the-art E-commerce and Internet commerce solutions.

The iKM area is focused on the practical application of knowledge management tools and technologies ranging from data warehousing to more sophisticated knowledge-based business processes. TSC provides its clients with an assessment of their current state of knowledge management against relevant industry best practices using iKM's Knowledge Quotient-Trademark- assessment methodology. Knowledge Quotient-Trademark- also identifies the cost/value trade-offs of implementing more complete knowledge management tools and processes. With an understanding of industry best practices and the client's current state, iKM can then assist the client in the development of a knowledge management strategy along with the associated system architecture and design needed to support the strategy. iKM also provides other data warehousing and data management services including reporting and analysis integration as well as ERP package extensions which integrate ERP system data into the data warehouse.

The client/server systems that are being implemented today typically have complex technical architecture issues and optimizing these systems at both the computing architecture and network architecture level is critical to their efficient operation. ESM addresses these issues by focusing on optimizing the operations and network architecture for a client's enterprise applications. ESM's client engagements typically begin with an assessment of the client's network, computer architecture, and operations management capabilities using ESM's Quick Scan-Trademark assessment methodology. Quick Scan-Trademark- is a rapid assessment tool that also identifies gaps in security and functionality as well as risk assessment in disaster scenarios. With an understanding of the client's current situation, ESM then can assist the client in developing the appropriate strategy, architecture and design for the computing environment and network environment. ESM also provides integration and implementation services for systems and network management applications.

On March 30, 1999, the Company announced that it would selectively integrate the consulting offerings of its ITG practice area with the EASCM practice area and the ECM business segment. In both EASCM and ECM areas, the Company has seen increasing activity in Internet and Internet commerce activity, increased use of data warehousing and knowledge management systems and significant activity in the systems and network design, architecture and management area. Because of this, the Company has decided that the integration of the ITG consulting offerings will more effectively utilize the Company's consulting personnel.

CHANGE AND LEARNING TECHNOLOGIES

The Change and Learning Technologies practice area is focused on assisting organizations in managing the human side of implementing strategic change in a corporate environment. The Change and Learning Technologies practice area provides change management services, customized educational programs, and multi-media resources that help organizations achieve the greatest benefits from their strategic investments. Many of these projects are performed as part of major system changes that have been undertaken at the client. TSC consultants and training specialists deliver change management, education and training, and multi-media services specifically tailored to each client environment. In all areas, TSC customizes the deliverables to the project, the business and the culture of the client.

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

ORTECH SOLUTIONS

OrTech Solutions Company (OrTech), a wholly-owned subsidiary of TSC, is a commissioned sales representation firm that represents Oracle Corporation (Oracle) in the sales of the Oracle Applications suite of products to middle-market firms. Oracle, under this program, has granted OrTech exclusive territories that include the states of Texas, Oklahoma, Louisiana, Arkansas, Wisconsin, Illinois, Indiana, Michigan and Ohio. All obligations related to the Oracle Applications suite of products are retained by Oracle.

ENTERPRISE CUSTOMER MANAGEMENT

TSC provides IT consulting and strategic business consulting services that help clients improve operations, transform customer relationships and build and enhance customer loyalty. TSC's Enterprise Customer Management (ECM) business segment is a recognized leader in the implementation of customer relationship solutions for consumer products, health care, telecommunications, high technology, media, and financial services companies. Companies utilizing TSC's services in the ECM business segment do so because they have come to believe, as does TSC, that superior customer service can be a competitive differentiation and an important factor in retaining customers and building customer loyalty. TSC works with its clients to optimize their customer relationships by defining a vision and implementing a solution that helps them understand who their customers are and how to maximize their interaction with these customers. TSC is a leader in building innovative ECM solutions for clients.

TSC's work with an ECM client begins by first helping them define the customer service vision. This vision, tied to the business goals and strategies of the client, is the critically important first step in developing a customer relationship focus. Powerful service visions build strong customer relationships and deliver service levels that balance the customer's current and potential value to the client organization with the customer's needs, leveraging the ability to generate revenue over time.

In addition to the business strategy work involved with the customer service vision, TSC provides its clients with other services including value-based customer segmentation analysis. A value-based customer segmentation analysis allows the client to understand that some customers cost more to maintain and retain, that customers have different preferences, that some customers are more profitable than others and that increased knowledge about the customer allows the client to influence customer behavior. The information obtained in this analysis is then used to establish a customer relationship value model. This model is used to segment customers based on value characteristics. This segmentation information becomes another element in the "relationship rules" that are used to define how a customer is handled in the ECM system.

Because of the nature of the technologies and the hardware and software products involved in the typical ECM project, the systems integration issues are very complex, time consuming and expensive. TSC has developed a number of methodologies, tools and software applications which it uses to reduce the project completion time, project risk and project cost. TSC has established a Relationship Architecture Design and Deployment Lab (RADD Lab) which focuses on the deployment of leading-edge ECM solutions through an innovative, highly-repeatable methodology approach. The RADD Lab offers the ability to demonstrate ECM solutions which deploy computer-telephony integration (CTI) middleware, graphical desktops, Internet technology, Internet telephony, customer information systems, routing technology, call center hardware and software packages, sales force automation technology, enterprise service management software, and enterprise packages including the CTI enablement of resource packages such as SAP and PeopleSoft. Using the RADD Lab, clients are able to explore innovative ECM solutions, prototype possible scenarios, conceptualize design, and begin to architect a solution.

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

Projects in the ECM business segment typically include the evaluation of current call center operations, benchmarking and best practices analysis, system design and architecture, program and project management, and implementation involving a variety of hardware, software and technologies, including the integration of voice and data technology, artificial intelligence, imaging, client/server, and desktop tools. Some of the consulting services offered to ECM clients are:

ECM STRATEGY                                 ECM PROCESS & CHANGE
 - Loyalty Research & Analysis               - Customer Relationship Redesign
 - Lifetime Customer Value                   - Workflow & Call Flow Enablement
                                             - Stakeholder Alignment
CALL CENTER OPERATIONS                       - Change Management/Motivation
 - Workforce Scheduling
 - Performance Metrics                       FIELD SERVICE
 - Organization Redesign                     - Field Service Strategy
 - Agent Education/Training                  - Logistics
 - Compensation                              - Contracts

SALES FORCE AUTOMATION                       CALL CENTER CONSOLIDATION
- Sales Channel Strategy                     - Site Analysis/Selection
 -Sales Process Optimization                 - Build-out Project Management
 -Implementation                             - Environment Design

The ECM business segment has begun offering services that help to establish a more continuous, long-term relationship with its clients. These services currently are in the extended support area. In extended support, the ECM business segment provides technical operations support services to its clients on a first call basis. Because of the complex technology integration issues involved in the typical ECM system, it is often difficult to understand which of the hardware or software products involved in the ECM system may be causing a system problem. TSC's support services diagnose the problem and then call upon the appropriate resources to resolve the client's ECM system problem.

TSC's ECM business segment currently performs work in the U.S., Europe, Canada, and Australia.

SALES

TSC utilizes a higher-end relationship-selling model in most of its business areas. The critical component in this selling model is TSC's Vice President/Project Manager. The Project Managers are responsible for growing and enhancing the relationship between TSC and its current clients. By developing a thorough knowledge of the client's business, along with a close working relationship with the most senior members of the client's management team, TSC's Project Managers are able to establish TSC as a business partner with the client. By having a detailed knowledge of the mission, vision and strategy of the client, TSC strives to be the preferred supplier of IT and business consulting services to each client.

The Company has a relatively small, dedicated sales organization (approximately 40 people across its business segments). This sales organization is responsible for developing and qualifying leads which come from a variety of sources. These sources include the cold calling done by the salesperson; leads from employees; contacts from the industry research organizations; leads generated by attendance at conferences and trade shows; leads from marketing efforts, including TSC's web site, telemarketing and advertising; and referrals from current and former clients. Additionally, all senior personnel are encouraged to work their own network of contacts to develop potential new business sources.

As the potential client becomes more serious about the proposed project that would involve TSC, the salesperson brings a TSC Project Manager into the process to develop the proposal and/or respond to the client RFP (request for proposal). At this time, the Project Manager becomes the person that interfaces with the potential client. The extensive experience of the TSC Project Manager is used to evaluate the potential project and develop an insightful proposal, which will address the specific project request of the potential client. The TSC Project Manager is often able to provide in the proposal insight and ideas that result from TSC's focus on delivering business benefits through technology.

TSC's business segments and practice areas participate in a number of software vendor and industry conferences and trade shows each year. These events serve to broaden TSC's exposure as its senior technical and management personnel participate in speaking engagements and other conference events.

INTERNATIONAL

TSC's international operations are focused in Latin America, Europe, Canada and Australia. In each of these areas, the Company selected one of its business segments to be the initial focus on which to develop its sales, project management, consulting staff and infrastructure support organization for the particular country or region.

The Company's international operations accounted for 10 percent of revenues for the transition period ended December 31, 1998, 11 percent of fiscal 1998 revenues and 12 percent of fiscal 1997 revenues. Total staffing at the Company's international operations was 255 as of December 31, 1998.

TSC's first international operation was in Latin America. The Company's focus in Latin America is with the ES business segment, specifically the EASCM practice area, with an initial focus on the integration and implementation of the SAP R/3 product. TSC began operations in Mexico in fiscal 1996. In fiscal 1997, TSC expanded its operations into Colombia. TSC's project work in Latin America encompasses clients in the telecommunications, utility and manufacturing industries.

TSC's European expansion was focused on the ECM business segment and its work in enterprise customer management consulting and systems integration services. TSC began its operations in Europe in the latter part of fiscal 1996 and acquired the London-based call center consulting firm Aspen Consultancy, Ltd., in May 1996. Since that time, TSC has added offices in Cologne, Germany, Paris, France and Zug, Switzerland. During fiscal 1997, TSC acquired a small Cologne-based call center consulting firm, Geising International. TSC's European project work has been focused primarily on the banking, insurance, and telecommunications industries. Late in fiscal 1998, TSC expanded its EASCM practice area into Europe. On March 30, 1999, the Company announced that its European business in this area would be restructured to focus on European ERP implementations for TSC's U.S. clients.

The ECM business segment was also the focus of TSC's expansion into the Canadian market. During fiscal 1997, TSC opened a Toronto office and began project work in the ECM consulting and systems integration area. Project work has focused primarily on the banking and financial services markets.

During fiscal 1998, TSC opened an office in Sydney, Australia in order to enter the Australian market for ECM consulting and systems integration services.

CLIENTS

The Company's five largest clients during the transition period ended December 31, 1998 accounted for 3 percent, 3 percent, 2 percent, 2 percent, and 2 percent of total revenues, respectively; in fiscal 1998, the five largest clients accounted for 4 percent, 4 percent, 3 percent, 3 percent, and 2 percent of total revenues, respectively; in fiscal 1997, they accounted for 8 percent, 7 percent, 5 percent, 4 percent, and 3 percent of total revenues, respectively; and in fiscal 1996, they accounted for 21 percent, 6 percent, 6 percent, 6 percent, and 5 percent of total revenues, respectively. No client accounted for 10 percent or more of revenues during the transition period ended December 31, 1998, fiscal 1998 or fiscal 1997. In fiscal 1996, Georgia-Pacific accounted for 10 percent or more of revenues.

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

TSC's client focus is on the large middle-market segment that the Company defines as firms having annual revenues of between $500 million and $5 billion. TSC does perform work at larger firms, often at large divisions or subsidiaries that fall into this market segment. During the transition period ended December 31, 1998, TSC performed work at 15 of the Fortune 50 companies and 25 of the Fortune 100 companies.

PERSONNEL

As of December 31, 1998, TSC has a total staff of 1,700. The following table summarizes, as of December 31, 1998, the experience levels of TSC's professional staff.

                                            Average Relevant Experience
                                                       (Years)
                                  --------------------------------------------------
                                  % of
Level                             Total        Consulting      Industry        Total
-----                             -----        ----------      --------        -----
Vice Presidents                    12%             10             10            20

Senior Principals                  18%              7             11            18

Principals                         26%              6             10            16

Senior Consultants                 23%              4             7             11

Consultants                        15%              2             4              6

Associate Consultants               6%              1             2              3

In order to accommodate typical project development lead times, TSC has found that, from time to time, it must recruit and hire additional Project Managers on the basis of anticipated demand for their services. There can be no assurance that demand for TSC's services will materialize as anticipated.

GLOBAL CORE SERVICES

As of December 31, 1998, TSC had a staff of 242 individuals who comprised the Global Core Services (GCS) support function. The objective of the GCS function is to facilitate local decision-making and support the autonomy of the business segments, practice areas and project managers, while maintaining the internal structure necessary to support TSC's goals. The functional areas within this area include: senior corporate management; accounting; financial reporting; finance; tax; legal; treasury; human resources; employee benefits; marketing; public and investor relations; office operations; recruiting support; training; internal communications; internal technology applications; planning; quality assurance; and insurance. During the transition period, TSC increased the number of GCS support personnel. The increase in GCS support is directly related to the Company's increased staffing growth.

INTELLECTUAL PROPERTY RIGHTS

A majority of the Company's clients have required that the Company grant to them all proprietary and intellectual property rights with respect to the work product resulting from the Company's performance of services, including the intellectual property rights to any custom software developed by the Company for them. Each grant of proprietary and intellectual property rights limits the Company's ability to reuse work product components and work product solutions with other clients. In a limited number of such situations, the Company has obtained, and in the future may attempt to obtain, an ownership interest or a license from its clients to permit the Company to market custom software for the joint benefit of the client and the Company. These arrangements may be nonexclusive or exclusive, and licensors to the Company may retain the right to sell products and services that compete with those of the Company. There can be no assurance, however, that the Company will be able to negotiate software licenses upon terms acceptable to the Company.

The Company also develops certain foundation and application software tools, methodologies and products that are owned by the Company and licensed to its clients. The Company regards these software tools, methodologies and products as proprietary and intends to protect its rights, where appropriate, with registered copyrights, patents, registered trademarks, trade secret laws and contractual restrictions on disclosure and transferring title. There can be no assurance that any of these steps taken by the Company will be adequate to deter misappropriation of its proprietary rights or independent third party development of functionally equivalent products. "TSC" is a registered service mark of Technology Solutions Company.

In addition, the Company's success is dependent upon its specialized expertise and methodologies. To protect its proprietary information, the Company relies upon a combination of trade secret and common law, employee nondisclosure policies and third-party confidentiality agreements. However, there can be no assurance that any of these steps taken by the Company will be adequate to deter misappropriation of its specialized expertise and methodologies.

Although the Company believes that its services and products do not infringe on the intellectual property rights of others, there can be no assurance that infringement claims will not be asserted against the Company in the future.

COMPETITION

The IT consulting and strategic business consulting areas are highly competitive and include participants from a variety of market segments. The IT consulting business participants include systems consulting and implementation firms, contract programming companies, application software firms, the service groups of computer equipment companies, facilities management companies, "Big Five" accounting firms, and general management consulting firms. Thousands of firms fall into one of these categories. Among the more recognizable participants in the IT consulting business are American Management Systems, Inc.; Andersen Consulting; Booz, Allen & Hamilton Inc.; Cambridge Technology Partners, Inc.; Computer Sciences Corporation; Arthur Andersen LLP; Deloitte & Touche LLP; Electronic Data Systems Corporation; Ernst & Young LLP; IBM; KPMG Peat Marwick LLP; and PricewaterhouseCoopers LLP. Recognizable participants in the strategic business consulting field include firms such as Andersen Consulting; Booz, Allen & Hamilton Inc.; McKinsey & Co.; and CSC Index, an affiliate of Computer Sciences Corporation, among others.

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

Participants in the IT consulting business also face potential competition from in-house systems staff. In-house systems staff are often considered to be a lower cost alternative to outside systems firms. In addition, the use of in-house staff permits the client to build skills for maintaining and enhancing the system, as well as skills to implement future systems. On the other hand, use of an in-house staff for a major systems project often requires hiring a significant number of additional people with no assurances that the new hires will be able to perform as needed. Furthermore, the increased staff must often be re-deployed at the end of the project. Finally, clients often have difficulty attracting highly skilled individuals because of salary constraints.

Many participants in the IT consulting business have significantly greater financial, technical, and marketing resources and generate greater systems consulting and implementation revenues than does TSC. TSC competes more frequently with Andersen Consulting for major systems integration projects than with any other participant in the market. Andersen Consulting has substantially greater revenues, employee headcount, and market share than does TSC.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of TSC are as follows:

William H. Waltrip         Chairman
John T. Kohler             President and CEO
Kelly D. Conway            Group President
Martin T. Johnson          Senior Vice President and Chief Financial Officer
Paul R. Peterson           Senior Vice President, General Counsel and Corporate
                           Secretary


William H. Waltrip, age 61, has been a Director of the Company since December 1992 and Chairman of the Board since June 1993. Mr. Waltrip also served as Chief Executive Officer from June 1993 to June 1995. From 1996 to 1998, he served as the Chairman of the Board of Directors and, during 1996, he served as Chief Executive Officer of Bausch & Lomb, Inc. From 1991 to 1993, he was Vice Chairman of Unifax, Inc., a broad-line food service distributor. From 1985 to 1988, he was President, Chief Operating Officer and a Director of IU International, a diversified services company with major interests in transportation, environmental services and distribution. From 1982 to 1985, he was President, Chief Executive Officer and a Director of Purolator Courier Corporation. From 1972 to 1982, he was President, Chief Operating Officer and Director of Pan American World Airways, Inc. He is also currently serving as a Director of Bausch & Lomb, Inc., the Teachers Insurance and Annuity Association and Thomas & Betts Corporation.

John T. Kohler, age 52, is currently the President and Chief Executive Officer of the Company and has been a Director of the Company since June 1994. He joined the Company as Senior Vice President in June 1992, was promoted to Executive Vice President and named to the Office of the Chairman in September 1993, became President and Chief Operating Officer in January 1994 and became Chief Executive Officer in June 1995. From 1986 to 1992, he was Senior Vice President and Chief Information Officer of Kimberly-Clark Corp. From 1983 to 1986, he was a partner and regional practice director for the Midwest Region consulting practice of Arthur Young. He is also currently serving as a Director of Follett Corporation and Infosis Corp.

Kelly D. Conway, age 42, joined TSC in November 1993 as Senior Vice President, and assumed the position of Executive Vice President in July 1995 and his current role as Group President in October 1998. Prior to coming to TSC, he was a partner in the management consulting firm of

Spencer, Shenk and Capers from 1991 to 1993. From 1989 to 1991, he was President of Telcom Technologies, a leading manufacturer of automatic call distribution equipment. From 1984 to 1989, he held the positions of Vice President of Finance and Vice President of Marketing for Telcom Technologies. From 1980 to 1984, he was a consultant with Deloitte, Haskins and Sells. He is also currently serving as a director of Edify Corporation.

Martin T. Johnson, age 47, joined TSC in August 1993 as Vice President responsible for business case development. In February 1994, he assumed the role of Vice President and Chief Financial Officer. In June 1996, he was made a Senior Vice President of the Company. From 1990 to 1993, he was Corporate Controller of The Marmon Group, Inc., an autonomous association of over 70 independent member companies. From 1987 to 1990, he was Vice President-Finance and Chief Financial Officer of COMNET Corporation, a publicly-held computer software and computer services firm. From 1976 to 1987, he worked in a variety of financial positions with Zenith Electronics Corporation, the final position being Director, Internal Audit and Operations Analysis. In February 1998, he became a member of the Issuer Affairs Committee of The Nasdaq Stock Market -Registered Trademark-.

Paul R. Peterson, age 57, joined TSC in September 1992 as Vice President and General Counsel and was appointed Corporate Secretary in October 1992. In June 1996, he was made a Senior Vice President of the Company. Prior to coming to TSC, he worked for Bridgestone/Firestone, Inc. during the periods 1981 to 1984 and 1987 to 1992--where he held several positions including Divisional General Counsel. From 1984 to 1987, he was a corporate executive with Block Management Corporation, an H&R Block subsidiary which managed Hyatt Legal Services. He also served at the Federal Trade Commission as a senior executive from 1974 to 1981, and as a trial attorney from 1971 to 1974.

ITEM 2.  PROPERTIES

TSC's principal executive offices are located at 205 North Michigan Avenue, Suite 1500, Chicago, Illinois 60601. TSC's lease on these premises expires July 31, 2004. TSC also leases facilities in Atlanta, GA; New Canaan, CT; Austin, Dallas, Houston and Irving, TX; Bellevue, WA; Boston and Hudson, MA; Brookfield and Wauwatosa, WI; Minneapolis, MN; New York, NY; San Francisco, Soquel, Sunnyvale and Irvine, CA; and Schaumburg and Wheaton, IL. Additionally, TSC leases office premises in Bogota, Colombia; Cologne, Germany; London, England; Mexico City, Mexico; Paris, France; Sydney, Australia; Toronto, Canada; and Zug, Switzerland. TSC believes that these facilities are adequate for its current business needs and will be able to obtain suitable space as needed.


ITEM 3.  LEGAL PROCEEDINGS

The Company is party to lawsuits arising out of the normal course of business. Management believes the final outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters other than those described under the heading "SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS" in the Company's Quarterly Report on Form 10-Q for the period ended November 30, 1998 were submitted to a vote of security holders, through the solicitation of proxies or otherwise, for the transition period ended December 31, 1998.

                          TECHNOLOGY SOLUTIONS COMPANY


                                    PART II.



ITEM 5.  MARKET FOR THE REGISTRANTS' COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on The Nasdaq Stock Market -Registered Trademark- under the symbol "TSCC." As of March 16, 1999, there were approximately 1,324 holders of record of the Company's Common Stock. The number of holders of Common Stock does not include beneficial owners of Common Stock whose shares are held in the name of banks, brokers, nominees or other fiduciaries.

The following table sets forth the range of high and low trade prices on The Nasdaq Stock Market -Registered Tradmark- for the Company's Common Stock for each quarterly period in fiscal 1997 and fiscal 1998 for which the Company filed a Quarterly Report on Form 10-Q, as well as the month ended December 31, 1998.

             Quarter Ended                             High            Low
             -------------                             ----            ---
           August 31, 1996                           $13.167         $ 8.389
           November 30, 1996                         $20.945         $12.445
           February 28, 1997                         $20.222         $13.167
           May 31, 1997                              $19.111         $ 9.500
           August 31, 1997                           $18.055         $14.667
           November 30, 1997                         $25.000         $13.500
           February 28, 1998                         $22.667         $13.833
           May 31, 1998                              $22.500         $16.833
           August 31, 1998                           $23.667         $11.188
           November 30, 1998                         $15.063         $ 6.125
           Month ended December 31, 1998             $10.875         $ 8.813

On March 16, 1999, the last reported sale price on The Nasdaq Stock Market -Registered Tradmark-for the Company's Common Stock was $7.625.

The market price for the Common Stock may be significantly affected by factors such as the announcement of new products or services by the Company or its competitors, technological innovation by the Company, its competitors or other vendors, quarterly variations in the Company's operating results or the operating results of the Company's competitors, general conditions in the Company's and its customers' markets, changes in the earnings estimates by analysts or reported results that vary materially from such estimates. In addition, the stock market has experienced significant price fluctuations that have particularly affected the market prices of equity securities of many high technology and emerging growth companies and that often have been unrelated to the operating performance of such companies. These broad market fluctuations may materially and adversely affect the market price of the Company's Common Stock. Following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company and its officers and directors. Any such litigation against the Company could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, operating results and financial condition.

The Company has never paid dividends on its Common Stock and currently intends to retain all earnings for use in the expansion of its business and other corporate purposes. The Company does not anticipate paying any dividends on its Common Stock in the foreseeable future. The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors.

All per share data have been adjusted to reflect all of the Company's prior stock splits, including the three-for-two stock split effected August 10, 1998.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data that is derived from the Company's audited financial statements. All the information should be read in conjunction with the Company's audited financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this filing. The Company's audited statements of income for the transition period ended December 31, 1998 and for the years ended May 31, 1998, 1997 and 1996 and the audited balance sheets as of December 31, 1998, May 31, 1998 and 1997 are included elsewhere in this filing, and the corresponding selected financial data set forth below is qualified by reference to such audited financial statements. All amounts are in thousands, except for earnings per common share and earnings per common share assuming dilution.

                           Transition Period
                           Ended December 31,               For the Year Ended May 31,
                           -------------------------------------------------------------------------------
                                 1998         1998         1997         1996         1995         1994
                                 ----         ----         ----         ----         ----         ----
CONSOLIDATED STATEMENT OF
  INCOME DATA:
Total revenues ...........     $189,438     $271,875     $165,088     $ 97,599     $ 65,817     $ 53,157
Operating income (loss) ..     $  6,801     $ 34,385     $ 22,873     $  4,864     $  2,770     $ (3,142)
Net income ...............     $  4,475     $ 21,020     $ 15,067     $  4,574     $  3,367     $     35
Earnings per common share*     $   0.11     $   0.54     $   0.43     $   0.15     $   0.11     $   0.00
Earnings per common share
  assuming dilution* .....     $   0.10     $   0.49     $   0.38     $   0.13     $   0.09     $   0.00

*1994-1998 earnings per common share data have been restated to reflect all of the Company's prior stock splits, including the three-for-two stock split effected August 10, 1998.


                     Transition Period
                     Ended December 31,                For the Year Ended May 31,
                    ---------------------------------------------------------------------------------
                            1998        1998         1997          1996        1995          1994
                            ----        ----         ----          ----        ----          ----
CONSOLIDATED BALANCE
  SHEET DATA:
Total assets .......     $219,099     $197,148     $133,866     $ 89,437     $ 65,222     $ 69,340
Long-term debt .....          --           --           --           --           --           --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE TRANSITION PERIOD ENDED DECEMBER 31, 1998 COMPARED WITH THE PRIOR PERIOD ENDED DECEMBER 31, 1997

This report discusses the seven month transition period ended December 31, 1998, due to the Company changing from a May 31 fiscal year-end to a fiscal year aligned with the calendar year beginning January 1, 1999.

Consolidated net revenues for the transition period ended December 31, 1998 increased 32 percent to $189.4 million compared with $143.8 million for the same period last year. Net revenues from the Enterprise Solutions (ES) business contributed $123.9 million during the transition period compared to $101.3 million in the prior period, an increase of 22 percent. This increase was primarily due to continued demand for consulting services that implement third-party application software packages. Net revenues from the Enterprise Customer Management (ECM) business contributed $65.5 million during the transition period compared to $42.5 million in the prior period, an increase of 54 percent. This increase was due to the continued growth of the Company's ECM business as ECM clients have shown an increased demand for consulting services which provide integrated customer service solutions.

Both the ES and ECM businesses contributed to the total Company domestic revenue growth due to the Company's ability to generate additional revenue through an increased consulting staff, as well as an overall six percent increase in average domestic billing rates compared to the same period a year ago. These increases were slightly offset by international revenues which declined approximately one percent.

Project personnel costs for the transition period ended December 31, 1998, which represent mainly professional salaries and benefits, increased to $91.2 million from $67.0 million for the same period last year, an increase of 36 percent. The increase was partially due to an increase in professional headcount and was consistent with the higher revenues reported during the transition period ended December 31, 1998. Project personnel costs as a percentage of net revenues increased to 48 percent for the transition period ended December 31, 1998 from 47 percent for the same period last year due to lower staff utilization.

Other project expenses consist of nonbillable expenses directly incurred for client projects and business development including recruiting fees, sales and marketing expenses, personnel training and provisions for valuation allowances and reserves for potential losses on continuing projects. Other project expenses for the transition period ended December 31, 1998 were $31.4 million, compared with $21.6 million in the comparable period last year, an increase of $9.8 million, or 45 percent. The increase in other project expenses primarily included the following: an increase of $4.0 million in domestic hiring, training, communication and computer expenses associated with increased headcount; an increase of $3.0 million associated with domestic practice area development including marketing, business development, travel and sales commissions; an increase in the provision for valuation allowances and reserves for potential losses of $1.3 million; and an increase in international costs of $1.0 million associated with travel, marketing and business development expenses. Other project expenses as a percentage of net revenues increased to

17 percent in the transition period ended December 31, 1998 from 15 percent for the same period last year due mainly as a result of the items mentioned above.

Management and administrative support costs increased $17.5 million to $47.6 million for the transition period ended December 31, 1998 from $30.1 million for the same period last year, an increase of 58 percent. Approximately $6.2 million of this increase was attributable to the increase in Global Core Service costs over last year, which was necessary to support the growth in business. The increase in these costs versus the same period last year included: increased expenses in the internal systems and human resources areas of $3.3 million; higher expenses of $0.6 million related to the expansion of the Company's corporate recruiting organization; higher marketing expenses of $0.9 million as a result of increased corporate marketing efforts; international growth of $1.0 million from the expansion of offices over the prior period; and various other costs of $0.4 million including corporate legal, accounting, finance and investor relations costs. The Company also incurred an additional $6.0 million of management and administrative costs associated primarily with increased regional management and practice area support personnel. These costs primarily included additional domestic regional management and practice area support personnel of $2.6 million; international growth of $1.1 million; and various other domestic management and administrative expenses of $2.3 million, which include items such as practice area marketing, recruiting, sales and other expenses. In addition, the Company recorded expenses of $5.3 million during the transition period ended December 31, 1998. This results from decisions made during the transition period to abandon an investment in an Internet-based commerce software tool of $3.3 million and expenses to sever certain management and administrative employees of $2.0 million.

Goodwill amortization increased to $2.7 million for the transition period ended December 31, 1998 compared to $2.1 million for the same period last year. This increase was due to the earn-out payments related to the acquisitions of The Bentley Company, Inc. (Bentley) and Aspen Consultancy Ltd. (Aspen).

Incentive compensation of $9.7 million was accrued during the transition period ended December 31, 1998 compared to $8.0 million for the same period last year. The increase is due to increased headcount, at both the consulting staff and the project manager levels. Incentive compensation as a percentage of net revenues remained virtually unchanged between years at approximately 5 percent. The Company expects to continue to accrue incentive compensation throughout the 1999 calendar year.

Consolidated operating income was $6.8 million during the transition period compared with $15.0 million in the prior period, due to the reasons outlined above. Operating income from the ES business was $25.3 million during the transition period compared to $27.7 million in the prior period, a decrease of nine percent. This decrease was mainly due to increased practice area overhead as a result of various investments in the ES business and higher-than-average management turnover, offset in part by higher staff utilization and higher billing rates compared to the prior period. Operating income from the ECM business was $12.2 million during the transition period compared to $9.4 million in the prior period, an increase of 30 percent. This increase was primarily due to the increased demand in ECM services which was consistent with the increase in revenues, offset in part by investments in product development, expansion into Australia and further investment spending in Europe compared to the prior period.

GCS costs during the transition period were $30.7 million compared to $22.1 million in the prior period, an increase of 39 percent. The increase in GCS costs for the transition period is further described in the discussion of management and administrative support costs. Also included in this increase were expenses to sever certain management and administrative employees and higher goodwill and other amortization expenses.

Net investment income for the transition period ended December 31, 1998 was $1.8 million compared to $0.8 million for the same period a year ago. The increase is a result of higher cash and cash equivalent balances for the transition period ended December 31, 1998 compared to the same period a year ago.

The Company's effective tax rate for the transition period ended December 31, 1998 was 48 percent, a rate which was unusually high due to a smaller proportion of pre-tax loss being generated in low tax-rate jurisdictions and a larger proportion of pre-tax earnings being generated in foreign, high tax-rate jurisdictions. Domestic pre-tax earnings were adversely impacted by the $5.3 million of expenses recorded in management and administrative support costs. The effect of this was to lower domestic pre-tax earnings as a percentage of consolidated pre-tax earnings. Therefore, since the Company's foreign earnings are generally subject to higher tax rates (compared to U.S. rates) and the foreign earnings represented an unusually high proportion of pre-tax earnings, the consolidated effective tax rate was higher this period than in prior periods. Excluding the $5.3 million of expenses described above, the Company's effective tax rate for the transition period ended December 31, 1998 was 45 percent, comparable to the rate in the prior period of 44 percent.

Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding increased primarily due to the exercise of stock options and the issuance of shares under the Company's employee stock purchase plan.

On March 30, 1999, the Company announced that it was making a number of changes to its business operations and would be incurring restructuring costs estimated to be approximately $11.0 million to $12.0 million associated with those changes and the severance of approximately 300 employees, primarily consulting personnel. Additionally, the Company announced that it would be filing, with the U.S. Internal Revenue Service, a request for a ruling that a proposed spin-off of the Company's ECM business segment would qualify as a non-taxable distribution for U.S. federal income tax purposes. The spin-off of the ECM business segment may be preceded by a public offering of shares of common stock representing a minority interest in a subsidiary of the Company to be formed for the purpose of holding the assets of the ECM business.

Subsequent to December 31, 1998, the growth rate of the Company's ES business segment has continued to decline principally due to slowing new license sales of ERP software packages, client deferral of new IT projects, declining custom development work and slow growth of the Company's ITG practice area. The slowing of the ES business segment has resulted in the Company having an excessive number of consulting personnel for its current and foreseeable level of business. As a result, the Company is reducing its domestic ES consulting headcount, is restructuring the ERP implementation business in Europe to focus on European ERP implementations for TSC's U.S. clients, and is selectively merging the consulting offerings of its ITG practice area with the EASCM practice area and the ECM business segment.

FISCAL 1998 COMPARED WITH FISCAL 1997

Consolidated net revenues for the year ended May 31, 1998 increased 65 percent to $271.9 million compared with $165.1 million in fiscal 1997. Net revenues from the ES business contributed $189.6 million in fiscal 1998 compared to $122.1 million in fiscal 1997, an increase of 55 percent. This increase was primarily due to continued demand for consulting services that implement third-party application software packages. Net revenues from the ECM business contributed $82.3 million in fiscal 1998 compared to $43.0 million in fiscal 1997, an increase of 91 percent. This increase was due to the continued growth of the Company's ECM business as a result of an increased demand for consulting services which provide integrated customer service solutions.

Both the ES and ECM businesses contributed to total Company domestic revenue growth of 66 percent and international revenue growth of 52 percent. The Company's ability to generate additional revenue was due to the Company's increased consulting staff from heightened recruiting efforts and the additional staff that joined the Company in previously reported business combinations. The additional hours billed by the increased consulting staff, combined with an overall seven percent increase in average domestic billing rates, were the primary factors in revenue growth compared to fiscal 1997.

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

Management and administrative support costs increased $25.4 million to $57.5 million for the year ended May 31, 1998 from $32.1 million for the year ended May 31, 1997, an increase of 79 percent. Approximately $13.8 million of this increase was attributable to the investment made in GCS over the prior fiscal year, which was necessary to support the growth in business. The increase in costs included: the opening and expansion of several domestic and international offices of $5.5 million; increased expenses in the internal systems and human resources areas of $3.7 million; higher expenses of $1.6 million related to the expansion of the Company's corporate recruiting organization; and higher marketing expenses of $1.0 million as a result of increased corporate marketing efforts. The Company also incurred an additional $11.6 million of management and administrative costs associated primarily with increased regional management and practice area support personnel. These costs primarily included international growth of $2.0 million; practice area support related to acquisitions of $0.8 million; additional domestic regional management and practice area support personnel of $3.9 million; and various other management and administrative expenses of $4.9 million which include items such as practice area marketing, recruiting, sales and other expenses.

Fiscal 1998 investment programs included the establishment of new service offerings including the RADD Lab for the ECM business segment, middle-market ERP package integration, sales force automation and new software vendor alliances. The Company continued its geographic expansion in international and western U.S. geographic areas. The Company's strategy was to extend its service offerings on a geographic basis, both domestically and internationally, and to add new niche service offerings, such that the Company continued its level of growth. The Company's investment spending was directly related to this geographic and new service offering expansion. The investment spending related to all of these activities involved the absorption of salary, training, recruiting, selling, GCS and other costs and resulted in lower operating margins. The costs associated with these programs affected project personnel costs, other project expenses and management and administrative support costs. The expansion into a new international market typically involves costs and time similar to, but often higher than, a domestic expansion.

Goodwill amortization increased to $3.6 million for the year ended May 31, 1998 compared to $0.8 million for the year ended May 31, 1997, primarily due to the purchase of The Bentley Group.

Incentive compensation of $10.7 million was accrued for the year ended May 31, 1998 compared to $9.4 million for the same period the prior year. This amount reflects the Company's annual bonus payout for fiscal 1998 made shortly after the end of the fiscal year. The Company continued to accrue incentive compensation in the transition period ended December 31, 1998.

Consolidated operating income was $34.4 million in fiscal 1998 compared with $22.9 million in fiscal 1997, due to the reasons outlined above. Operating income from the ES business was $55.4 million in fiscal 1998 compared to $35.7 million in fiscal 1997, an increase of 55 percent. These increases were due to higher staff utilization and higher billing rates compared to the prior period and were consistent with the increase in revenues. Operating income from the ECM business was $20.6 million in fiscal 1998 compared to $11.7 million in fiscal 1997, an increase of 77 percent. This increase was primarily due to the increased demand in ECM services, which was consistent with the increase in revenues, offset in part by the investment programs and geographic expansion described above.

GCS costs for the year ended May 31, 1998 was $41.6 million compared to $24.5 million in the prior period, an increase of 70 percent. The increase in GCS costs in fiscal 1998 compared to fiscal 1997 is further described above in the discussion of management and administrative support costs. Also included in this increase were higher goodwill and other amortization expenses and higher incentive compensation expense for GCS employees.

Net investment income in fiscal 1998 was $2.0 million compared to $2.1 million a year earlier.

The Company's effective tax rate for the year ended May 31, 1998 was 42 percent compared to 40 percent for the year ended May 31, 1997. The increase in the effective tax rate in fiscal 1998 was the result of the increased non-deductible expenses for U.S. tax purposes and the increase in the percentage of the Company's income from taxable investment income.

Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding increased primarily due to the exercise of stock options and the issuance of shares under the Company's employee stock purchase plan.

FISCAL 1997 COMPARED WITH FISCAL 1996

Consolidated net revenues for the year ended May 31, 1997 increased 69 percent to $165.1 million in fiscal 1997 compared to $97.6 million in fiscal 1996. Net revenues from the ES business contributed $122.1 million in fiscal 1997 compared to $71.2 million in fiscal 1996, an increase of 71 percent. This increase was primarily due to continued demand for consulting services that implement third-party application software packages. Net revenues from the ECM business contributed $43.0 million in fiscal 1997 compared to $26.4 million in fiscal 1996, an increase of 63 percent. This increase was due to the continued growth of the Company's ECM business as a result of an increased demand for consulting services which provide integrated customer service solutions.

Both the ES and ECM businesses contributed to the total Company revenue growth due to the Company's ability to generate revenue through an increase of 52 percent in domestic billable hours, as well as an overall two percent increase in average domestic hourly billing rates. The increase in billable hours was attributable to the significant growth in the overall information technology professional services market combined with the Company's ability to increase the number of its consulting staff, through both recruiting efforts and business combinations. The increase in average hourly billing rates was primarily due to the impact of the fiscal 1997 hiring efforts and the resulting change in the mix of personnel to include a greater percentage of more senior personnel. Total Company headcount increased 77 percent to 1,102 at the end of fiscal 1997 compared to 622 at the end of fiscal 1996. The total number of project managers increased to 118 at the end of fiscal 1997 compared to 72 a year earlier. Additionally, in fiscal 1997, the Company recorded international revenues of $20.2 million compared to $3.2 million in fiscal 1996.

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

Incentive compensation increased $2.8 million to $9.4 million in fiscal 1997 compared to $6.6 million in fiscal 1996. The increase was due to increased headcount, at both the consulting staff and the project manager levels, and Company profitability improvement. The Company continued to accrue incentive compensation throughout fiscal 1998.

Fiscal 1996 results reflected one-time pretax charges for the final settlement relating to outstanding securities litigation and litigation involving the Company's founders of $2.3 million and $0.9 million, respectively.

Consolidated operating income was $22.9 million in fiscal 1997 compared with $4.9 million in fiscal 1996, due to the reasons outlined above. Operating income from the ES business was $35.7 million in fiscal 1997 compared to $16.8 million in fiscal 1996, an increase of 113 percent. These increases were due to higher staff utilization, higher billing rates and an increase in billable hours compared to the prior period along with the continued demand for consulting services. Operating income from the ECM business was $11.7 million in fiscal 1997 compared to $8.9 million in fiscal 1996, an increase of 31 percent. This increase was primarily due to the increased demand in ECM services, offset in part by the costs associated with the expansion of the ECM business into Europe and Canada and costs related to various investment programs.

GCS costs for the year ended May 31, 1997 was $24.5 million compared to $20.8 million in the prior period, an increase of 18 percent. The increase in GCS costs in fiscal 1997 compared to fiscal year 1996 includes increases in international expenses and goodwill and other amortization expenses, partially offset by no costs being incurred in fiscal 1997 for the Company founders litigation settlement and shareholder litigation settlement.

Investment income in fiscal 1997, net of interest expense, was $2.1 million compared to $1.9 million in fiscal 1996.

The Company's effective tax rate for fiscal 1997 was 40 percent compared to 32 percent in fiscal 1996. The increase in the effective tax rate was the result of the reduction in the percentage of the Company's income coming from nontaxable investment income in fiscal 1997.

Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding increased primarily due to the exercise of stock options and the impact of the increase in the Company's stock price on the calculation of common equivalent shares.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $22.2 million and $12.8 million for the periods ended December 31, 1998 and 1997, respectively. The increase in net cash provided by operating activities for the transition period compared to the prior period was due to higher depreciation and amortization expense and favorable changes in working capital activities, such as other currents assets, accounts payable and accrued compensation and related costs, offset partially by lower net income.

The Company's significant amounts of cash, cash equivalents and marketable securities have provided ample liquidity to handle the Company's current cash requirements.

Net cash used in investing activities was $4.5 million for the transition period ended December 31, 1998. The Company purchased $1.7 million of available-for-sale securities and received $7.3 million from the sale of available-for-sale securities. The Company, due to the maturity of several held-to-maturity investments, received proceeds of $1.2 million during the transition period ended December 31, 1998. The proceeds from both the available-for-sale securities and the held-to-maturity investments were transferred to cash and cash equivalents and reinvested in ongoing business activities and other equity investments.

Capital expenditures for the transition period ended December 31, 1998 were $2.5 million. Capital expenditures may continue at the current rate throughout the 1999 calendar year. The Company currently has no material commitments for capital expenditures.

Net cash outlays related to net assets of acquired business and other assets were $8.6 million for the transition period ended December 31, 1998. The net cash outlay related to business acquisitions during the transition period ended December 31, 1998 was due to $4.8 million in earn-out payments for the June 1997 acquisition of Bentley and $1.8 million in earn-out payments related to the May 1996 acquisition of Aspen. In addition, $2.0 million in investments were made in other companies.

The Company has a $10.0 million unsecured line of credit facility (the "Facility") with Bank of America National Trust and Savings Association (Bank of America). The agreement expires October 4, 1999. At the Company's election, loans made under the Facility bear interest at either the Bank of America reference rate or the applicable Eurodollar interest rate plus 0.75 percent. The unused line fee is 0.125 percent of the unused portion of the commitment. The Facility requires, among other things, the Company to maintain certain financial ratios. As of December 31, 1998, the Company was in compliance with these financial ratio requirements. As of December 31, 1998, no borrowings had been made under the Facility.

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

NEW ACCOUNTING STANDARDS

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for financial statements issued for periods ending after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company adopted SFAS No. 131 during the transition period. SFAS No. 131 supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 does not affect results of operations or financial position but does affect the disclosure of segment information.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The Company adopted SFAS No. 130 during the transition period. The adoption of SFAS No. 130 required reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements.

ASSUMPTIONS UNDERLYING CERTAIN FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This Transition Report on Form 10-K includes or may include certain forward-looking statements that involve risks and uncertainties. This Transition Report on Form 10-K contains certain forward-looking statements concerning the Company's financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions. Although the Company believes its expectations reflected in such forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Transition Report on Form 10-K include, among others, the pace of technological change, the Company's ability to manage growth and attract and retain employees, general business and economic conditions in the Company's operating regions, and competitive and other factors, all as more fully described below. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Transition Report on Form 10-K. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. The cautionary statements provided below are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the PSLRA) and with the intention of obtaining the benefits of the "safe harbor" provisions of the PSLRA for any such forward-looking information. Many of the factors discussed below, as well as other factors, have also been discussed in prior filings made by the Company.

Factors which could cause the Company's actual financial and other results to differ materially from any results that might be projected, forecast, estimated or budgeted by the Company in the forward-looking statements include, but are not limited to, the following:

YEAR 2000 ISSUE

The Year 2000 issue is a general term used to address a class of problems which are caused by the inability of computer programs to recognize various date values around January 1, 2000. This class of problems could result in a system failure or miscalculations causing disruptions of operations such as, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has conducted an assessment of its computer information systems and has determined the nature and extent of the work required to ensure that its internal systems are Year 2000 compliant. The majority of the software used by the Company has been purchased as packaged software. A minimal customization practice has been followed to support a more direct transition from an older version of a packaged software application to a newer version of the same application. The Company's internal systems can be grouped in two principal categories - its accounting and human resources software and its legacy systems that perform a variety of processes. With respect to the suite of software products licensed by the Company and relied upon in the administration of accounting and human resources functions, which was licensed by the Company in the first quarter of its 1997 fiscal year, the licensor has indicated that the version currently employed by the Company will need to have patches applied in order for the software package to be Year 2000 compliant. The Company intends to apply the presently available patches for this purpose in the near-term, and plans also to apply future patches to address the Year 2000 issue as they are made available. Based on currently available information, the Company believes the expense associated with these efforts will not be material. The Company expects that updates and enhancements to this software package will be installed and operational prior to January 1, 2000, and intends to seek assurances from the licensor to the effect that these updates and enhancements will result in the software package becoming Year 2000 compliant. The Company expects that additional issues concerning Year 2000 compliance will be reported by the licensor to the Company and updates will be provided by the licensor. The Company has received the most recent updates and enhancements pursuant to a software support service agreement presently in place with the licensor, an agreement which is in effect and the Company does not currently intend to terminate. Provided that the licensor gives such assurances concerning the updates and enhancements to its software product suite, the Company does not expect that it will incur additional expense aside from the cost of the software support service agreement in order to bring its accounting and human resources software package into Year 2000 compliance.

Other important internal business processes of the Company, such as time and expense reporting and labor distribution, are performed by legacy systems that are not Year 2000 compliant. In accordance with previously established plans to integrate these functions with the accounting and human resources software described above and to upgrade these systems with the intent of improving the Company's ability to manage its increasingly multinational operations, the Company presently plans to replace these legacy systems in calendar year 1999, both to address the Year 2000 issue and to attempt to achieve business benefits. The Company estimates that the cost associated with replacing these systems, excluding labor costs, will be less than $0.3 million, and has provided for the replacement of these systems in its operating and capital budgets for calendar year 1999.

With the exception of the time and expense application software distributed to field personnel, vendors of the standard software packages have been contacted and patches and/or newer versions of the applications have been secured. Distribution of the patches and newer versions of the software will occur in the second and third quarters of the calendar year 1999.

Based on presently available information, the Company believes that any necessary compliance efforts concerning its internal systems will not have a material adverse effect on its business, operating results and financial condition. However, if compliance efforts of which the Company is not currently aware are required and are not completed on time, or if the cost of any required updating, modification or replacement of the Company's information systems exceeds the Company's estimates, the Year 2000 issue could have a material adverse impact on the Company's business, operating results and financial condition.

In addition to the Company's internal systems, the Company relies on third party vendors in the conduct of its business. For example, third party vendors handle the payroll function for the Company, and the Company also relies on the services of telecommunication companies, banks, utilities, and commercial airlines, among others. The Company has sought assurances from its material vendors and suppliers that there will be no interruption of service as a result of the Year 2000 issue, and to the extent such assurances have not been given, the Company is devising contingency plans to mitigate the effects on the conduct of the Company's business in the event the Year 2000 issue results in the unavailability of services. There can be no assurance that any contingency plans developed by the Company will prevent any such service interruption on the part of one or more of the Company's third party suppliers from having a material adverse effect on the Company's business, operating results and financial condition. In addition, the failure on the part of the accounting systems of the Company's clients due to the Year 2000 issue could result in a delay in the payment of invoices issued by the Company for services and expenses. A failure of the accounting systems of a significant number of the Company's clients would have a material adverse effect on the Company's business, operating results and financial condition.

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

The Company's policy has been to endeavor to secure provisions in its client contracts that, among other things, disclaim implied warranties, limit the duration of the Company's express warranties, relate the Company's liability to the amount of fees paid by the client to the Company in connection with the project, and disclaim any liability arising from third-party software that is implemented, customized or installed by the Company. There can be no assurance that the Company will be able to secure contractual protections in agreements concerning future projects, or that any contractual protections secured by the Company in agreements governing pending and completed projects will dissuade the other party thereto from asserting claims against the Company with respect to the Year 2000 issue.

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

MANAGEMENT OF GROWTH

The Company's business has grown significantly since its inception, and the Company anticipates future growth. The growth of the Company's business and the expansion of its customer base have resulted in a corresponding growth in the demands on the Company's management and other personnel and its operating systems and internal controls. Any future growth may further strain existing management resources and operational, financial, human resources and management information systems and controls, which may not be adequate to support the Company's operations.

The Company is currently increasing its expense levels as a result of a number of factors, including increases in the number of employees, investments in equipment, training of employees and the development of methodologies, tools, etc. An unexpected decline in revenues without a corresponding and timely reduction in staffing and other expenses, or a staffing increase that is not accompanied by a corresponding increase in revenues, could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to manage its recent or future growth successfully. In addition, there can be no assurance that the Company will continue to grow or sustain the rate of growth it has experienced in the past.

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

ABILITY TO ATTRACT AND RETAIN EMPLOYEES

The Company's business consists mainly of professional services and is inherently labor intensive. The Company's success depends in large part upon its ability to attract, retain and motivate highly skilled employees, particularly project managers and other senior personnel, for its domestic and international operations. Qualified project managers within and outside the United States are in particularly great demand and are likely to remain a limited resource for the foreseeable future. Several attributes of the Company's work environment pose challenges to the Company's ability to attract and retain employees, including
(i) extensive travel requirements, (ii) the Company's intense work environment and culture, (iii) the Company's standards for employee technical skills and job performance, and (iv) the Company's practice of adjusting the number of technical personnel to reflect active project levels. Although the Company expects to continue to attract sufficient numbers of highly skilled employees and to retain its existing project managers and other senior personnel for the foreseeable future, there can be no assurance that the Company will be able to do so. Failure to attract and retain key personnel could have a material adverse effect upon the Company's business, operating results and financial condition.

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

DEPENDENCE ON KEY PERSONNEL

Although the Company does not believe that the loss of any particular individual would have a material adverse impact on the Company, the loss of some or all of the Company's project managers could have a material adverse impact on the Company, including its ability to secure and complete engagements. The Company has employment agreements with its President, Group President, Executive Officers and its Vice Presidents that contain noncompetition, nondisclosure and nonsolicitation covenants. The employment agreements with the President, Group President and Executive Officers do not have fixed expiration dates and may be terminated by either the Company or the employee on 90 days' written notice. The employment agreements with the other Vice Presidents generally have a fixed initial term but are automatically renewed for successive one-year periods unless terminated by either the Company or the employee on 90 days' written notice. Other senior employees also have employment agreements that are generally terminable by the Company or the employee upon 30 to 90 days' written notice.

UNASSIGNED LABOR COSTS

The Company's unassigned labor costs, which represent salaries and other expenses allocated to systems professionals not assigned to a specific project, have gradually increased as a percentage of revenues over time. The Company attempts to reassign employees who meet its performance requirements to other active projects when they are no longer needed on a particular project. However, since the Company generally recruits personnel in advance of the commencement of certain projects in order to meet the needs of such projects, any cancellation or delays in the anticipated projects could increase the unassigned labor costs and might cause a material adverse effect upon the Company's business, operating results and financial condition.

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

COST OVERRUNS

Although the Company's engagements are generally on a time-and-materials basis, some of its projects are on a "not-to-exceed" or fixed-price basis. The failure of the Company to complete a project to the client's satisfaction within the "not-to-exceed" or fixed fee exposes the Company to unrecoverable cost overruns, which could have a material adverse effect on the Company's business, operating results and financial condition.

INTELLECTUAL PROPERTY RIGHTS

A majority of the Company's clients have required that the Company grant to them all proprietary and intellectual property rights with respect to the work product resulting from the Company's performance of services, including the intellectual property rights to any custom software developed by the Company for them. Each grant of proprietary and intellectual property rights limits the Company's ability to reuse work product components and work product solutions with other clients. In a limited number of such situations, the Company has obtained, and in the future may attempt to obtain, ownership interest or a license from its clients to permit the Company to market custom software for the joint benefit of the client and the Company. These arrangements may be nonexclusive or exclusive, and licensors to the Company may retain the right to sell products and services that compete with those of the Company. There can be no assurance, however, that the Company will be able to negotiate software licenses upon terms acceptable to the Company.

The Company also develops certain foundation and application software tools, methodologies and products that are owned by the Company and licensed to its clients. The Company regards these software tools, methodologies and products as proprietary and intends to protect its rights, where appropriate, with registered copyrights, patents, registered trademarks, trade secret laws and contractual restrictions on disclosure and transferring title. There can be no assurance that any of these steps taken by the Company will be adequate to deter misappropriation of its proprietary rights or independent third party development of functionally equivalent products. "TSC" is a registered service mark of Technology Solutions Company.

In addition, the Company's success is dependent upon its specialized expertise and methodologies. To protect it proprietary information, the Company relies upon a combination of trade secret and common law, employee nondisclosure policies and third-party confidentiality agreements. However, there can be no assurance that any of these steps taken by the Company will be adequate to deter misappropriation of its specialized expertise and methodologies.

Although the Company believes that its services and products do not infringe on the intellectual property rights of others, there can be no assurance that infringement claims will not be asserted against the Company in the future.

RISKS OF CONDUCTING INTERNATIONAL OPERATIONS

The Company has been significantly increasing its international operations in recent years. Because the cost of doing business abroad is typically higher for U.S. businesses than the cost of doing business domestically, the Company could experience a decline in its operating margins as the significance of its international operations increases. International operations and the provision of services in foreign markets are subject to a number of special risks, including currency exchange rate fluctuations, trade barriers, exchange controls, national and regional labor strikes, political risks, additional security concerns and risks of increases in duties, taxes and governmental royalties, as well as changes in laws and policies governing operations of foreign-based companies. In addition, the Company's growth internationally will depend upon its ability to attract, develop and retain a sufficient number of highly skilled, motivated local professional employees in each of those foreign countries where it conducts operations. Competition for such local personnel qualified to deliver most of the Company's services is intense, and there can be no assurance that the Company will be able to recruit, develop and retain a sufficient number of highly skilled, motivated local professional employees to successfully compete internationally.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

The financial statements and supplementary data required with respect to this
Item 8 are listed in Item 14(a)(1) and (a)(2) in this filing.


ITEM 9. CHANGES IN AND DISAGREEMENTS
WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

None.

                          TECHNOLOGY SOLUTIONS COMPANY


                                    PART III.



ITEM 10. DIRECTORS AND EXECUTIVE
OFFICERS OF THE REGISTRANT

The information contained under the headings "Election Of Directors," "Nominees For Director," "Members of Board of Directors Continuing in Office" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement") and the information contained under the heading "Executive Officers of the Registrant" in Item 1 hereof is incorporated herein by reference.


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

                          TECHNOLOGY SOLUTIONS COMPANY


                                    PART IV.




ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                          TECHNOLOGY SOLUTIONS COMPANY

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


                                TABLE OF CONTENTS

REPORT OF INDEPENDENT ACCOUNTANTS.....................................................41

FINANCIAL STATEMENTS (ITEM 14(a)(1))

           Consolidated Balance Sheets as of December 31, 1998, May 31, 1998
           and 1997...................................................................42

           Consolidated Statements of Income for the transition period ended
           December 31, 1998 and prior period ended December 31, 1997
           (unaudited), and for each of the three years in the
           period ended May 31, 1998..................................................43

           Consolidated Statements of Changes in Stockholders' Equity for the
           transition period ended December 31, 1998, and for each
           of the three years in the period ended May 31, 1998........................44

           Consolidated Statements of Cash Flows for the transition period ended
           December 31, 1998 and prior period ended December 31, 1997
           (unaudited), and for each of the three years
           in the period ended May 31, 1998...........................................46

           Notes to Consolidated Financial Statements.................................47

FINANCIAL STATEMENT SCHEDULE (ITEM 14(a)(2))

           Schedule II  Valuation and Qualifying Accounts.............................72



All other schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Technology Solutions Company


In our opinion, the consolidated financial statements listed in the index appearing under Item 14 present fairly, in all material respects, the financial position of Technology Solutions Company and its subsidiaries (the "Company") at December 31, 1998 and May 31, 1998 and 1997, and the results of their operations and their cash flows for the seven month period ended December 31, 1998, and for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

March 30, 1999
Chicago, Illinois

                          TECHNOLOGY SOLUTIONS COMPANY

                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                             ASSETS
                                                                            December 31,     May 31,       May 31,
                                                                                1998           1998           1997
                                                                            ---------      ---------      ---------
CURRENT ASSETS:
  Cash and cash equivalents ...........................................     $  59,473      $  38,458      $  27,951
  Marketable securities ...............................................        25,269         27,973         15,988
  Receivables, less allowance for doubtful receivables of
       $4,845, $3,246 and $3,346 ......................................        69,212         72,114         43,907
  Refundable income taxes .............................................          --             --            1,398
  Deferred income taxes ...............................................        15,297          7,448          7,234
  Other current assets ................................................        13,764         12,750         11,196
                                                                            ---------      ---------      ---------
       Total current assets ...........................................       183,015        158,743        107,674
COMPUTERS, FURNITURE AND EQUIPMENT, NET ...............................         9,372          9,515          6,416
LONG-TERM INVESTMENTS .................................................          --            1,200          8,118
COST IN EXCESS OF NET ASSETS OF ACQUIRED
  BUSINESSES AND OTHER INTANGIBLES ....................................        17,901         13,535          3,521
LONG-TERM RECEIVABLES AND OTHER .......................................         8,811         14,155          8,137
                                                                            ---------      ---------      ---------
       Total assets ...................................................     $ 219,099      $ 197,148      $ 133,866
                                                                            ---------      ---------      ---------
                                                                            ---------      ---------      ---------
                                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable ....................................................     $   3,263      $   1,931      $   1,604
  Accrued compensation and related costs ..............................        25,184         20,982         17,001
  Capitalized lease obligation ........................................          --               79            240
  Deferred compensation ...............................................        16,494         13,566          6,842
  Other current liabilities ...........................................         5,913          4,784          2,392
                                                                            ---------      ---------      ---------
       Total current liabilities ......................................        50,854         41,342         28,079
                                                                            ---------      ---------      ---------
COMMITMENTS AND CONTINGENCIES .........................................          --             --             --
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; shares authorized --
       10,000,000;  none issued .......................................          --             --             --
  Common stock, $.01 par value; shares authorized--
       100,000,000; shares issued-- 41,242,886 ........................           412            403            403
  Capital in excess of par value ......................................        94,886         85,089         61,824
  Retained earnings ...................................................        76,938         72,463         51,627
  Accumulated Other Comprehensive Loss:
       Unrealized holding loss, net ...................................            (9)           (42)          (319)
       Cumulative translation adjustment ..............................        (1,336)        (1,209)          (318)
                                                                            ---------      ---------      ---------
                                                                              170,891        156,704        113,217
  Less:  Treasury stock, at cost (275,911, 381,186,
          and 3,185,490 shares, respectively) .........................        (2,646)          (898)        (7,430)
                                                                            ---------      ---------      ---------
       Total stockholders' equity .....................................       168,245        155,806        105,787
                                                                            ---------      ---------      ---------
       Total liabilities and stockholders' equity .....................     $ 219,099      $ 197,148      $ 133,866
                                                                            ---------      ---------      ---------
                                                                            ---------      ---------      ---------

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

                          TECHNOLOGY SOLUTIONS COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                Transition        Prior
                                               Period Ended    Period Ended
                                               December 31,    December 31,              For the Years Ended May 31,
                                               -----------     ------------       -------------------------------------------
                                                                (Unaudited)
                                                  1998             1997             1998             1997             1996
                                                ---------        ---------        ---------        ---------        ---------
REVENUES:
   Professional fees ....................       $ 189,429        $ 143,648        $ 271,595        $ 164,238        $  97,004
   Software and hardware products .......               9              201              280              850              595
                                                ---------        ---------        ---------        ---------        ---------
                                                  189,438          143,849          271,875          165,088           97,599
                                                ---------        ---------        ---------        ---------        ---------
COSTS AND  EXPENSES:
   Project personnel ....................          91,247           67,048          126,147           76,508           46,744
   Other project expenses ...............          31,355           21,610           39,570           23,374           13,010
   Cost of products sold ................            --               --               --                 54              476
   Management and administrative support           47,641           30,134           57,508           32,074           22,605
   Goodwill amortization ................           2,671            2,074            3,603              811             --
   Shareholder litigation settlement ....            --               --               --               --              2,345
   Company founders litigation settlement            --               --               --               --                944
   Incentive compensation ...............           9,723            7,957           10,662            9,394            6,611
                                                ---------        ---------        ---------        ---------        ---------
                                                  182,637          128,823          237,490          142,215           92,735
                                                ---------        ---------        ---------        ---------        ---------
OPERATING INCOME ........................           6,801           15,026           34,385           22,873            4,864
                                                ---------        ---------        ---------        ---------        ---------
OTHER INCOME (EXPENSE):
   Net investment income ................           1,826              873            2,059            2,295            2,073
   Interest expense .....................             (44)             (24)             (62)            (191)            (169)
                                                ---------        ---------        ---------        ---------        ---------
                                                    1,782              849            1,997            2,104            1,904
                                                ---------        ---------        ---------        ---------        ---------
INCOME BEFORE INCOME TAXES ..............           8,583           15,875           36,382           24,977            6,768

INCOME TAX PROVISION ....................           4,108            6,947           15,362            9,910            2,194
                                                ---------        ---------        ---------        ---------        ---------
NET INCOME ..............................       $   4,475        $   8,928        $  21,020        $  15,067        $   4,574
                                                ---------        ---------        ---------        ---------        ---------
                                                ---------        ---------        ---------        ---------        ---------
EARNINGS PER COMMON SHARE ...............       $    0.11        $    0.23        $    0.54        $    0.43        $    0.15
                                                ---------        ---------        ---------        ---------        ---------
                                                ---------        ---------        ---------        ---------        ---------
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING ............          40,668           38,309           38,887           35,333           31,311
                                                ---------        ---------        ---------        ---------        ---------
                                                ---------        ---------        ---------        ---------        ---------
EARNINGS PER COMMON SHARE
    ASSUMING DILUTION ...................       $    0.10        $    0.21        $    0.49        $    0.38        $    0.13
                                                ---------        ---------        ---------        ---------        ---------
                                                ---------        ---------        ---------        ---------        ---------
WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING ...................          43,409           42,461           42,781           39,869           36,320
                                                ---------        ---------        ---------        ---------        ---------
                                                ---------        ---------        ---------        ---------        ---------


The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

                          TECHNOLOGY SOLUTIONS COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the transition period ended December 31, 1998 and for the years ended May 31, 1998, 1997 and 1996 -- (In thousands, except share data)

                                                                                             Accumulated
                                          Common Stock Issued Capital in                        Other
                                          ------------------  Excess of   Retained  Treasury Comprehensive          Comprehensive
                                            Shares    Amount  Par Value   Earnings    Stock      Loss       Total      Income
                                          ----------  ------  --------    -------   --------    -----    ---------    --------
Balance as of May 31, 1995 ............   26,855,390   $269   $ 43,971    $31,409   $(23,070)   $(853)   $  51,726
Effect of August 10, 1998 three-for-two
  stock split on May 31, 1995 balances    13,427,064    134       (134)      --         --       --           --
Issuance of 3,596,871 treasury shares
  from exercise of stock options ......         --      --       6,085       --        8,107     --         14,192
Issuance of 87,854 treasury shares
  from employee stock purchase plan ...         --      --         198       --          200     --            398
Change in net unrealized holding
  loss on available-for-sale securities         --      --        --         --         --        211          211    $    211
Net income ............................         --      --        --        4,574       --       --          4,574       4,574
Acquisition of 150,875 treasury shares          --      --        --         --       (1,072)    --         (1,072)
                                          ----------   ----   --------    -------   --------    -----    ---------    --------
                                                                                                                      --------
Balance as of May 31, 1996 ............   40,282,454    403     50,120     35,983    (15,835)    (642)      70,029    $  4,785
Issuance of 2,565,747 treasury shares
  from exercise of stock options ......         --      --      12,140       --        6,001     --         18,141
Issuance of 179,165 treasury shares
  from employee stock purchase plan ...         --      --       1,396       --          418     --          1,814
Change in net unrealized holding
  loss on available-for-sale securities         --      --        --         --         --        323          323     $   323
Net income ............................         --      --        --       15,067       --       --         15,067      15,067
Cumulative translation adjustment .....         --      --        --         --         --       (318)        (318)       (318)
Issuance of 851,199 treasury shares
  for business combinations ...........         --      --      (1,832)       577      1,986     --            731
                                          ----------   ----   --------    -------   --------    -----    ---------    --------
Balance as of May 31, 1997 ............   40,282,454   $403   $ 61,824    $51,627   $ (7,430)   $(637)   $ 105,787    $ 15,072
                                          ----------   ----   --------    -------   --------    -----    ---------    --------
                                                                                                                      --------

                          TECHNOLOGY SOLUTIONS COMPANY

For the transition period ended December 31, 1998 and for the years ended May 31, 1998, 1997 and 1996 -- (In thousands, except share data)


                                          Common Stock Issued Capital in                     Accumulated Other
                                          ------------------  Excess of  Retained   Treasury Comprehensive            Comprehensive
                                            Shares    Amount  Par Value  Earnings     Stock      Loss        Total       Income
                                          ----------  ------  ---------  --------    -------    -------    ---------    --------
Issuance of  2,429,116 treasury shares
  from exercise of stock options ......         --     $--   $ 15,993   $   --      $ 5,660    $  --      $  21,653
Issuance of 269,347 treasury shares
  from employee stock purchase plan ...         --      --      3,070       --          625       --          3,695
Change in net unrealized holding
  loss on available-for-sale securities         --      --       --         --         --          277          277    $    277
Net income ............................         --      --       --       21,020       --         --         21,020      21,020
Cumulative translation adjustment .....         --      --       --         --         --         (891)        (891)       (891)
Issuance of 105,841 treasury shares
  for business combinations ...........         --      --      4,202       (184)       247       --          4,265
                                          ----------   ----   -------   --------    -------    -------    ---------    --------
                                                                                                                       --------
Balance as of May 31, 1998 ............   40,282,454    403    85,089     72,463       (898)    (1,251)     155,806    $ 20,406
Issuance of 779,161 common stock
  shares and 401,575 treasury shares
  from exercise of stock options ......      779,161      8     7,567       --        1,094       --          8,669
Issuance of 181,271 common stock
  shares from employee stock purchase
  plan ................................      181,271      1     2,230       --         --         --          2,231
Purchase of 296,300 treasury shares ...         --      --       --         --       (2,842)      --         (2,842)
Change in net unrealized holding
 loss on available-for-sale securities.         --      --       --         --         --           33           33    $     33
Net income ............................         --      --       --        4,475       --         --          4,475       4,475
Cumulative translation adjustment .....         --      --       --         --         --         (127)        (127)       (127)
                                          ----------   ----   -------   --------    -------    -------    ---------    --------
Balance as of December 31, 1998 .......   41,242,886   $412   $94,886   $ 76,938    $(2,646)   $(1,345)   $ 168,245    $  4,381
                                          ----------   ----   -------   --------    -------    -------    ---------    --------
                                          ----------   ----   -------   --------    -------    -------    ---------    --------

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

                          TECHNOLOGY SOLUTIONS COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 Transition    Prior
                                                                 Period Ended  Period Ended
                                                                 December 31,  December 31,       For the Years Ended May 31,
                                                                 -----------   ------------   ------------------------------------
                                                                               (Unaudited)
                                                                    1998          1997          1998          1997          1996
                                                                  --------      --------      --------      --------      --------
CASH FLOWS FROM
OPERATING ACTIVITIES:
   Net income ...............................................     $  4,475      $  8,928      $ 21,020      $ 15,067      $  4,574
   Adjustments to reconcile net income to net
     cash from operating activities:
      Depreciation and amortization .........................       10,725         3,979         7,107         4,442         2,558
      Provisions for receivable valuation allowances and
        reserves for possible losses ........................        2,913         1,611         1,897         2,712         1,339
      Loss (gain) on sale of investments ....................           13           (52)          (43)          (17)          (18)
      Deferred income taxes .................................       (7,837)       (2,179)         (225)       (2,692)       (4,314)

      Changes in assets and liabilities:
        Receivables .........................................          138        (4,461)      (28,031)      (21,533)      (11,166)
        Purchases of trading securities related to
          deferred compensation program .....................       (2,928)       (4,255)       (6,724)       (4,182)       (2,660)
        Refundable income taxes .............................         --             826         1,398            49         1,074
        Other current assets ................................          970           279        (1,493)       (4,933)       (2,292)
        Accounts payable ....................................        1,334        (1,016)          352           (73)          572
        Accrued compensation and related costs ..............        4,187           (13)        3,914         5,260         2,849
        Deferred compensation funds from employees ..........        2,928         4,255         6,724         4,182         2,660
        Other current liabilities ...........................        5,753         7,749        11,592        11,687         3,886
        Other assets ........................................         (502)       (2,880)       (4,369)       (3,456)       (1,319)
                                                                  --------      --------      --------      --------      --------
          Net cash provided by (used in) operating activities       22,169        12,771        13,119         6,513        (2,257)
                                                                  --------      --------      --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of available-for-sale securities ................       (1,725)         (300)      (10,250)       (1,000)         --
   Proceeds from available-for-sale securities ..............        7,260         2,507         5,337         1,314         1,075
   Proceeds from held-to-maturity investments ...............        1,200         5,590         6,910         8,890         4,015
   Capital expenditures, net ................................       (2,499)       (3,417)       (5,745)       (6,057)       (3,651)
   Net assets of acquired businesses and other assets .......       (8,618)      (10,360)      (10,741)       (1,127)       (3,079)
   Capitalized lease obligation .............................          (79)           61            71        (1,311)          866
                                                                  --------      --------      --------      --------      --------
          Net cash (used in) provided by investing activities       (4,461)       (5,919)      (14,418)          709          (774)
                                                                  --------      --------      --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options ..................        3,903         6,806         8,721         6,445         9,100
   Proceeds from employee stock purchase plan ...............        2,231         1,440         3,688         1,805           398
   Purchase of treasury shares ..............................       (2,842)         --            --            --          (1,072)
                                                                  --------      --------      --------      --------      --------
          Net cash provided by financing activities .........        3,292         8,246        12,409         8,250         8,426
                                                                  --------      --------      --------      --------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS .....................................           15          (327)         (603)         (511)         --
                                                                  --------      --------      --------      --------      --------
INCREASE IN CASH AND CASH EQUIVALENTS .......................       21,015        14,771        10,507        14,961         5,395

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..............       38,458        27,951        27,951        12,990         7,595
                                                                  --------      --------      --------      --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD ....................     $ 59,473      $ 42,722      $ 38,458      $ 27,951      $ 12,990
                                                                  --------      --------      --------      --------      --------
                                                                  --------      --------      --------      --------      --------

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

                          TECHNOLOGY SOLUTIONS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


NOTE 1 -- THE COMPANY

TSC delivers business benefits through consulting and systems integration services that help clients transform customer relationships and improve operations. The Company's clients generally are located throughout the United States and in Europe, Latin America, Canada and Australia.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -- The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions have been eliminated. Acquired businesses are included in the results of operations since their acquisition dates.

FISCAL YEAR CHANGE -- On November 22, 1998, the Company's Board of Directors voted to change the fiscal year of the Company from a fiscal year ending on the thirty-first day of May in each year to a calendar year ending on the thirty-first day of December in each year. The seven month transition period of June 1, 1998 through December 31, 1998 (transition period) precedes the start of the new fiscal year. The unaudited financial information for the seven months ended December 31, 1997 (prior period) is presented for comparative purposes and includes any adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation.

REVENUE RECOGNITION -- The Company derives substantially all of its revenues from information technology, strategic business and management consulting, systems integration, programming, and packaged software integration and implementation services. The Company recognizes revenue on contracts as work is performed primarily based on hourly billing rates. Out-of-pocket expenses are presented net of amounts billed to clients in the accompanying consolidated statements of income. Contracts are performed in phases. Losses on contracts, if any, are reserved in full when determined. Revenue from licensing of software is recognized upon delivery of the product. The Company does not presently have any significant maintenance and support contracts for software licensed to clients.

CASH AND CASH EQUIVALENTS -- The Company considers all highly liquid investments readily convertible into cash (with original maturities of three months or less) to be cash equivalents. These short-term investments are carried at cost plus accrued interest, which approximates market.

                          TECHNOLOGY SOLUTIONS COMPANY

MARKETABLE SECURITIES -- The Company's marketable securities primarily consist of preferred stocks and trading securities. The preferred stocks, all of which are classified as available-for-sale, are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a net after-tax amount in a separate component of stockholders' equity until realized. The Company's investments related to the executive deferred compensation plan (see Note 10) are classified as trading securities, with unrealized gains and losses included in the Company's consolidated statements of income. Realized gains or losses are determined on the specific identification method.

COMPUTERS, FURNITURE AND EQUIPMENT -- Computers, furniture and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives generally are five years or less.

COST IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES -- The excess of cost over the fair market value of the net identifiable assets of businesses acquired (goodwill) is amortized on a straight-line basis, typically over a five-year period. Accumulated amortization of goodwill as of December 31, 1998, May 31, 1998 and 1997 was $7,085, $4,414 and $811, respectively.

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

EARNINGS PER COMMON SHARE -- The Company discloses basic and diluted earnings per share in the consolidated statements of income under the provisions of SFAS No. 128, "Earnings Per Share." Earnings per common share assuming dilution is computed by dividing net income by the weighted average number of common shares outstanding during each period presented, including common equivalent shares arising from the assumed exercise of stock options, where appropriate. Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. All share and per share amounts have been adjusted to reflect all of the Company's prior stock splits, including the three-for-two stock split effected August 10, 1998.

                          TECHNOLOGY SOLUTIONS COMPANY

                    Reconciliation of Basic and Diluted EPS For the Transition Period Ended
----------------------------------------------------------------------------------------------------------------
                         December 31, 1998                 December 31, 1997
                 ---------------------------------  ---------------------------------
                                                             (unaudited)
                                            Per                                Per
                   Net                     Common    Net                      Common
                 Income      Shares        Share    Income      Shares        Share
                 ------      ------      ---------  ------      ------      ---------
Basic EPS        $4,475      40,668      $    0.11  $8,928      38,309      $    0.23
                                         ---------                          ---------
                                         ---------                          ---------
Effect of
Stock
Options            --         2,741                  --         4,152
                 ------       -----                 ------      -----

Diluted EPS      $4,475      43,409      $    0.10  $8,928      42,461      $    0.21
                 ------      ------      ---------  ------      ------      ---------
                 ------      ------      ---------  ------      ------      ---------




                                      Reconciliation of Basic and Diluted EPS For the Fiscal Year Ended
------------------------------------------------------------------------------------------------------------------------
                            May 31, 1998                       May 31, 1997                      May 31, 1996
                 ----------------------------------  ---------------------------------  --------------------------------
                                            Per                                 Per                               Per
                    Net                    Common      Net                     Common     Net                    Common
                  Income      Shares       Share     Income       Shares       Share     Income      Shares      Share
                 -------      ------      --------   -------      ------      --------   ------      ------      -------
Basic EPS        $21,020      38,887      $   0.54   $15,067      35,333      $   0.43   $4,574      31,311      $  0.15
                                          --------                            --------                           -------
                                          --------                            --------                           -------

Effect of
Stock
Options             --         3,894                   --          4,536                   --        5,009
                 -------      ------                 -------      ------                 ------      ------

Diluted EPS      $21,020      42,781      $   0.49   $15,067      39,869      $   0.38   $4,574      36,320      $  0.13
                 -------      ------      --------   -------      ------      --------   ------      ------      -------
                 -------      ------      --------   -------      ------      --------   ------      ------      -------

                          TECHNOLOGY SOLUTIONS COMPANY

FOREIGN CURRENCY TRANSLATION -- All assets and liabilities of foreign subsidiaries are translated to U.S. dollars at end of period exchange rates. The resulting translation adjustments are recorded as a component of stockholders' equity. Income and expense items are translated at average exchange rates prevailing during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in the consolidated statements of income. The functional currencies for the Company's foreign subsidiaries are their local currencies.

FAIR VALUE OF FINANCIAL INSTRUMENTS -- The carrying values of current assets and liabilities and long-term receivables approximated their fair values at December 31, 1998, May 31, 1998 and 1997, respectively. Investments pertaining to minor investments in companies for which fair value is not readily available is believed to approximate its carrying amount.

STOCK-BASED COMPENSATION -- The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, the Company recognizes no compensation expense for its stock option plan or Employee Stock Purchase Plan. See Note 13 for further discussion and related disclosures.

NEW ACCOUNTING STANDARDS -- On June 15, 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for financial statements issued for periods ending after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company adopted SFAS No. 131 during the transition period. SFAS No. 131 supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 does not affect results of operations or financial position but does affect the disclosure of segment information (see Note 14).

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The Company adopted SFAS No. 130 during the transition period. The adoption of SFAS No. 130 required reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements.

                          TECHNOLOGY SOLUTIONS COMPANY

INCOME TAXES -- The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. The Company does not provide U.S. deferred income taxes on earnings of foreign subsidiaries which are expected to be indefinitely reinvested.

EMPLOYEE BENEFIT PLAN -- The Company has a 401(k) Savings Plan (the "Plan"). The Plan allows employees to contribute up to 15 percent of their annual compensation, subject to Internal Revenue Service statutory limitations. Company contributions to the Plan are discretionary. The Company contributed $1,806 and $1,234 to the Plan in fiscal 1998 and 1997, respectively. There were no Company contributions during the transition period, although the Company accrued amounts during the transition period for a contribution to be made in calendar year 1999.

ESTIMATES AND ASSUMPTIONS -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS -- Certain reclassifications have been made to prior periods to conform to the current period classification.


NOTE 3 -- ACQUISITIONS

In June 1997, the Company acquired The Bentley Company, Inc., (Bentley). Bentley specializes in business and operations consulting in the ECM segment of the Company's business. Total consideration aggregated $ 17.5 million, including cash of $12.0 million (which includes $4.8 million of earn-out payments), 44,303 shares of the Company's Common Stock and stock options. Goodwill of approximately $18.1 million resulted from the Bentley acquisition and is being amortized over five years.

In March 1997, the Company combined with HRM Resources, Inc. (HRM) through the exchange of the Company's Common Stock for all the issued and outstanding shares of HRM. The Common Stock exchanged included 865,135 shares of unregistered treasury stock. HRM was a technology implementation firm based in New York that specialized in large-scale financial and human resources software packages. HRM was included with the ES segment of the Company's business. This combination was accounted for as a pooling of interests. The operations of HRM were not material to the Company's consolidated operations.

In February 1997, the Company acquired Geising International, a German-based business consulting firm in the ECM segment of the Company's business. Total consideration included cash of $1.0 million and 37,962 shares of the Company's Common Stock. Goodwill of

                          TECHNOLOGY SOLUTIONS COMPANY
approximately $1.0 million resulted from the Geising International acquisition and is being amortized over five years.

In May 1996, the Company acquired Aspen Consultancy Ltd., (Aspen). Aspen is a U.K.-based consulting firm in the ECM segment of the Company's business. Total cash consideration aggregated $3.4 million (including $2.1 million of earn-out payments). Goodwill of approximately $3.5 million resulted from the Aspen acquisition and is being amortized over a five year period.

In May 1996, the Company acquired McLaughlin & Associates (McLaughlin), a consulting firm in the ES segment of the Company's business. Total cash consideration aggregated approximately $2.0 million. Goodwill of approximately $1.5 million resulted from the McLaughlin acquisition and is being amortized over a five year period.

These acquisitions, except for the HRM combination, have been accounted for under the purchase method and accordingly their results have been included in the Company's results since the date of acquisition. Consolidated pro forma information for these acquisitions has not been presented, as pro forma results would not have been materially different from the Company's reported results.

NOTE 4 -- RECEIVABLES

Receivables consist of the following:

                                        December 31,            May 31,
                                       ------------     -----------------------
                                           1998           1998           1997
                                         --------       --------       --------
Amounts billed to clients .........      $ 70,662       $ 71,773       $ 34,515
Contracts in process ..............         3,395          3,587         12,738
                                         --------       --------       --------
                                           74,057         75,360         47,253
Receivable valuation allowances and
   reserves for possible losses ...        (4,845)        (3,246)        (3,346)
                                         --------       --------       --------
                                         $ 69,212       $ 72,114       $ 43,907
                                         --------       --------       --------
                                         --------       --------       --------

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

                          TECHNOLOGY SOLUTIONS COMPANY

NOTE 5 -- MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS

Marketable securities, included in current assets and classified as available-for-sale, are reported at fair value. During the transition period ended December 31, 1998 and the fiscal years ended May 31, 1998 and May 31, 1997, the gross unrealized holding gain of $192, $175 and $39, respectively, and gross unrealized holding loss of $203, $237 and $527, respectively, are presented net and after-tax in a separate component of stockholders' equity.

Municipal bonds, included in long-term investments are presented at cost, net of accumulated amortization. All of these bonds reached maturity during the transition period ended December 31, 1998. As of May 31, 1998 and 1997, accumulated amortization was ($1) and $514, respectively.
These bonds had a market value at May 31, 1998 and 1997 of $1,202 and $8,184, respectively.


NOTE 6 -- COMPUTERS, FURNITURE AND EQUIPMENT

Computers, furniture and equipment consist of the following:

                              December 31,           May 31,
                              ------------   -----------------------
                                1998           1998           1997
                              --------       --------       --------
Computers ..............      $ 14,877       $ 13,410       $  9,583
Furniture and equipment          7,030          6,137          3,324
                              --------       --------       --------
                                21,907         19,547         12,907

Accumulated depreciation       (12,535)       (10,032)        (6,491)
                              --------       --------       --------
                              $  9,372       $  9,515       $  6,416
                              --------       --------       --------
                              --------       --------       --------

Depreciation expense was $2,636, $3,652, $3,492 and $2,239 for the transition period ended December 31, 1998 and for the fiscal years ended May 31, 1998, 1997, and 1996, respectively.

                          TECHNOLOGY SOLUTIONS COMPANY

NOTE 7 -- LONG-TERM RECEIVABLES AND OTHER

Long-term receivables and other consist of the following:

                               December 31,        May 31,
                              ------------   -------------------
                                  1998        1998         1997
                                -------      -------      ------
Customer receivables .....      $ 2,016      $ 2,016      $5,859
Employee receivables .....          807        3,178       1,165
Capitalized software costs          132        4,788         801
Investments ..............        5,010        3,000        --
Other ....................          846        1,173         312
                                -------      -------      ------
                                $ 8,811      $14,155      $8,137
                                -------      -------      ------
                                -------      -------      ------

In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," amortization expense associated with capitalized software available for resale was $4,605, $718, and $454 for the transition period ended December 31, 1998, and the fiscal years ended May 31, 1998 and 1997, respectively. Included in the amortization expense for the transition period ended December 31, 1998 was a charge to abandon an investment in an Internet-based commerce software tool of $3.3 million. No amortization expense of capitalized software available for resale was incurred in fiscal 1996.

NOTE 8 -- INCOME TAXES

The Company uses an asset and liability approach to financial accounting and reporting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The provision for income taxes consists of the following:

                               Transition
                               Period Ended
                               December 31,        For the Years Ended May 31,
                               -----------     ------------------------------------
                                  1998           1998           1997          1996
                                --------       --------       --------       ------
 Current:
    Federal ..............      $  8,819       $ 11,831       $ 10,114       $1,054
    State ................         2,100          2,855          3,115          473
    Foreign ..............         1,038          1,064           --            220
                                --------       --------       --------       ------
       Total current .....        11,957         15,750         13,229        1,747
                                --------       --------       --------       ------
Deferred:
    Federal ..............        (4,771)           514         (3,061)         310
    State ................        (1,108)           123           (540)         137
    Foreign ..............        (1,970)        (1,025)           282         --
                                --------       --------       --------       ------

       Total deferred ....        (7,849)          (388)        (3,319)         447
                                --------       --------       --------       ------
Provision for income taxes      $  4,108       $ 15,362       $  9,910       $2,194
                                --------       --------       --------       ------
                                --------       --------       --------       ------

                          TECHNOLOGY SOLUTIONS COMPANY

Total income tax provision differed from the amount computed by applying the federal statutory income tax rate to income from continuing operations due to the following:

                                               Transition
                                               Period Ended
                                               December 31,        For the Years Ended May 31,
                                               ------------    ------------------------------------
                                                   1998          1998           1997         1996
                                                 -------       --------       -------       -------
Federal tax provision, at statutory rate ..      $ 3,004       $ 12,734       $ 8,741       $ 2,301
State tax provision, net of Federal benefit          627          1,842         1,674           328
Effect of foreign tax rate differences ....          309             63           (91)           33
Nontaxable investment income ..............         (144)          (160)         (532)         (468)
Nondeductible goodwill ....................          191            219            51          --
Other .....................................          121            664            67          --
                                                 -------       --------       -------       -------
Income tax provision ......................      $ 4,108       $ 15,362       $ 9,910       $ 2,194
                                                 -------       --------       -------       -------
                                                 -------       --------       -------       -------



Total income tax was allocated as follows:

                                            Transition
                                            Period Ended
                                            December 31,        For the Years Ended May 31,
                                           ------------    -------------------------------------
                                               1998          1998           1997          1996
                                             -------       --------       --------       -------
Income from continuing operations .....      $ 4,108       $ 15,362       $  9,910       $ 2,194

Items charged directly to stockholders'
   equity .............................       (4,956)       (13,493)       (11,605)       (5,151)
                                             -------       --------       --------       -------

Total income tax ......................      $  (848)      $  1,869       $ (1,695)      $(2,957)
                                             -------       --------       --------       -------
                                             -------       --------       --------       -------

                          TECHNOLOGY SOLUTIONS COMPANY

Deferred tax assets and liabilities were comprised of the following:

                                                    December 31,            May 31,
                                                    ------------     ----------------------
                                                        1998           1998          1997
                                                      --------       --------       -------
Deferred tax assets:
    Deferred compensation and bonuses ..........      $  6,925       $  5,507       $ 2,737
    Net operating loss and credits .............         3,011            340         3,503
    Receivable valuation allowances and reserves
       for possible losses .....................         2,061          2,036         1,982
    Legal and other accruals ...................         3,100          1,696           883
    Depreciation and amortization ..............         1,523            393           393
    Goodwill ...................................         1,221           --            --
    Other ......................................            21            615           195
                                                      --------       --------       -------
      Total deferred tax assets ................        17,862         10,587         9,693
                                                      --------       --------       -------
Deferred tax liabilities:
    Prepaid expenses ...........................        (2,296)        (2,778)       (1,968)
    Capitalized software development costs .....           (53)          (361)          (91)
    Other ......................................          (216)          --            (400)
                                                      --------       --------       -------
       Total deferred tax liabilities ..........        (2,565)        (3,139)       (2,459)
                                                      --------       --------       -------
Net deferred tax asset .........................      $ 15,297       $  7,448       $ 7,234
                                                      --------       --------       -------
                                                      --------       --------       -------

Income before income taxes consisted of the following:

                   Transition
                   Period Ended
                   December 31,       For the Years Ended May 31,
                  ------------    ----------------------------------
                      1998          1998           1997        1996
                   --------       --------       -------      ------
United States      $ 12,542       $ 36,840       $23,910      $6,217

Foreign .....        (3,959)          (458)        1,067         551
                   --------       --------       -------      ------


Total .......      $  8,583       $ 36,382       $24,977      $6,768
                   --------       --------       -------      ------
                   --------       --------       -------      ------

Income taxes paid during the transition period ended December 31, 1998 and for the fiscal years ended May 31, 1998, 1997 and 1996 were $6,907, $1,864, $135, and $545, respectively.

                          TECHNOLOGY SOLUTIONS COMPANY

NOTE 9 -- LINE OF CREDIT

The Company has a $10.0 million unsecured line of credit facility (the "Facility") with Bank of America. The agreement expires October 4, 1999. At the Company's election, loans made under the Facility bear interest at either the Bank of America reference rate or the applicable Eurodollar interest rate plus
0.75 percent. The unused line fee is 0.125 percent of the unused portion of the commitment. The Facility requires, among other things, the Company to maintain certain financial ratios. As of December 31, 1998, the Company was in compliance with these financial ratio requirements. There was no borrowing under the line of credit during the transition period.


NOTE 10 -- EXECUTIVE DEFERRED COMPENSATION PLAN

Effective July 1, 1995, the Company instituted a nonqualified executive deferred compensation plan. All Company executives (defined as Vice Presidents and above) are eligible to participate in this voluntary program which permits participants to elect to defer receipt of a portion of their compensation. Deferred contributions and investment earnings are payable to participants upon various specified events, including retirement, disability or termination. The accompanying consolidated balance sheets include the deferred compensation liability, including investment earnings thereon, owed to participants. The accompanying consolidated balance sheets also include the investments, classified as trading securities, purchased by the Company with the deferred funds. These investments remain assets of the Company and are available to the general creditors of the Company in the event of the Company's insolvency.


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

Shares are purchased for the benefit of the participants at the end of each three month purchase period. Shares of the Company's Common Stock purchased under the Plan during the transition period ended December 31, 1998 and the fiscal years ended May 31, 1998 and 1997 were 181,271, 269,347 and 179,165 respectively.


NOTE 12 -- CAPITAL STOCK

During the transition period ended December 31, 1998, 296,300 shares of the Company's outstanding Common Stock were repurchased for $2,842 under a 2,000,000 share repurchase program announced in November 1998.

On October 29, 1998, the Board of Directors declared a dividend distribution of one Right for each outstanding share of the Company's Common Stock. The description and terms of the

                          TECHNOLOGY SOLUTIONS COMPANY

Rights are set forth in a Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (see Note 17).

On October 1, 1998, the Company's shareholders approved an increase in the authorized number of shares of Common Stock of the Company from 50,000,000 shares to 100,000,000 shares.

On June 29, 1998, the Board of Directors declared a three-for-two stock split to be effected as a 50 percent stock dividend for stockholders of record on July 16, 1998. The stock split was effected August 10, 1998. The financial statements and the relevant share and per share data included herein have been adjusted to reflect the stock split.

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

                          TECHNOLOGY SOLUTIONS COMPANY

The 1996 Plan and the Predecessor Plans authorize the grant of a variety of stock options and other awards if authorized by the Company's Board of Directors at prices not less than the fair market value at the date of grant. Options granted under the Predecessor Plans are generally exercisable beginning one year after the date of grant and are fully exercisable in three to four years from date of grant. Options granted under the 1996 Plan are generally exercisable beginning twelve months after date of grant and are fully exercisable within forty-two months from date of grant. Options available for grant were 1,583,934, 2,402,291 and 4,520,078 as of December 31, 1998, May 31, 1998 and 1997,
respectively.

On September 4, 1998, the Compensation Committee of the Board of Directors approved the repricing of stock options issued under the 1996 Plan that had an exercise price above $10.875, the closing price of the Company's Common Stock on September 4, 1998. The repriced options have a grant date of September 4, 1998, an exercise price of $10.875 and expire ten years from the date of grant. The repriced options vest beginning one year from the date of grant and are fully exercisable in three years from the date of grant.

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

                                           Transition
                                           Period Ended
                                            December 31,               For the Years Ended May 31,
                                           ------------          ----------------------------------------
                                               1998              1998             1997               1996
                                               ----              ----             ----               ----
Net income (loss):
       As reported ...............            $4,475           $21,020           $15,067            $4,574
       Pro forma .................           $(1,119)          $13,040           $11,018            $3,373
Earnings (loss) per share:
       As reported ...............             $0.11             $0.54             $0.43             $0.15
       Pro forma .................            $(0.03)            $0.34             $0.31             $0.11
Earnings (loss) per diluted share:
       As reported ...............             $0.10             $0.49             $0.38             $0.13
       Pro forma .................            $(0.03)            $0.30             $0.28             $0.09

                          TECHNOLOGY SOLUTIONS COMPANY

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                      Transition
                                                     Period Ended
                                                     December 31,                  For the Years Ended May 31,
                                                     ------------           ------------------------------------------
                                                         1998                1998              1997             1996
                                                        ------              ------            ------            ------
Expected volatility.............................      43.6%-49.8%         41.9%-44.1%       40.9%-51.4%       50.6%-52.0%
Risk-free interest rates........................       4.1%-5.6%           5.3%-6.5%         5.3%-6.8%         5.3%-6.4%
Expected lives..................................       4.5 years           4.5 years         4.5 years         4.5 years


The Company has not paid and does not anticipate paying dividends; therefore, the expected dividend yield is assumed to be zero.

                          TECHNOLOGY SOLUTIONS COMPANY

A summary of the status of the Company's option plans is presented below:


                           Transition Period ended
                                 December 31,                                  For the years ended May 31,
                          ------------------------  --------------------------------------------------------------------------------
                             1998         1998          1998          1998         1997          1997         1996           1996
                             ----         ----          ----          ----         ----          ----         ----           ----
                                        Weighted-                   Weighted-                  Weighted-                   Weighted-
                                         Average                     Average                    Average                     Average
                                        Exercise                    Exercise                   Exercise                    Exercise
                            Shares       Prices        Shares        Prices       Shares        Prices        Shares        Prices
                          ----------   ----------    -----------   ----------   ----------     ---------     ----------    ---------
Outstanding at
   beginning of year
                          9,845,695       $7.71      10,157,024       $5.03     10,450,710       $3.01      11,534,656      $2.30
Granted ............      1,349,922      $18.58       2,466,222      $18.27      2,865,929      $10.93       2,931,020      $5.15
Exercised ..........     (1,180,736)      $3.31      (2,429,116)     $18.85     (2,565,747)     $15.02      (3,596,871)     $6.54
Forfeited ..........       (531,565)     $13.88        (348,435)      $9.72       (593,868)      $8.50        (418,095)     $2.31
                         ----------                 -----------                 ----------                  ----------
Outstanding at
   end of year .....      9,483,316       $8.05       9,845,695       $7.71     10,157,024       $5.03      10,450,710      $3.01
                         ----------                 -----------                 ----------                  ----------
                         ----------                 -----------                 ----------                  ----------
Exercisable at
   end of year .....      6,211,300       $5.70       4,815,339       $4.81      4,288,095       $3.01       4,804,506      $2.41
                         ----------                 -----------                 ----------                  ----------
                         ----------                 -----------                 ----------                  ----------

                          TECHNOLOGY SOLUTIONS COMPANY

Weighted-average fair value of options granted during the year:

       Transition
       Period Ended
        December 31,           For the Years Ended May 31,
       -------------        --------------------------------
            1998            1998         1997           1996
            ----            ----         ----           ----
            $8.15          $7.90         $5.24          $2.49



The following summarizes information about options outstanding as of December 31, 1998:

                                  Options Outstanding                     Options Exercisable
                          --------------------------------------        -------------------------
                                          Average      Weighted-                        Weighted-
        Range of                         Remaining      Average                          Average
        Exercise                        Contractual    Exercise                         Exercise
         Prices             Shares         Life         Prices           Shares          Prices
        --------           --------     ----------     --------         --------        --------
     $ 0.01-$ 3.00       3,520,328       9 years        $ 2.19          3,495,627        $ 2.20
     $ 3.01-$ 8.00         513,142      11 years        $ 5.05            489,549        $ 5.05
     $ 8.01-$10.00       2,015,755       7 years        $ 9.38          1,400,913        $ 9.41
     $10.01-$12.00       1,820,312       9 years        $10.85            197,166        $10.67
     $12.01-$15.00         189,227       9 years        $13.43             69,000        $13.24
     $15.01-$18.00       1,056,642       8 years        $15.93            534,670        $15.91
     $18.01-$23.00         367,910       8 years        $21.82             24,375        $21.64
                         ---------                                      ---------
                         9,483,316       9 years        $ 8.05          6,211,300        $ 5.70
                         ---------                                      ---------
                         ---------                                      ---------

                          TECHNOLOGY SOLUTIONS COMPANY

NOTE 14 -- BUSINESS SEGMENTS

The Company is organized into two business segments which each have their own business focus and service offering expertise -- Enterprise Solutions (ES) and Enterprise Customer Management (ECM). Each serves the Company's customers in the U.S. and international markets. The Company believes that a structure based on these focused business segments addresses its clients' needs for very specialized industry and systems knowledge and allows its employees the flexibility and opportunity to grow and develop. Each business segment develops its own specific methodologies, tools, project management plans, best practice and benchmark information and templates. The ES business segment provides IT consulting and business services that help clients in implementing third-party application software packages, cost controls and related services to implement strategic change in an organization. The ES business segment includes the following five areas of business focus, or "practice areas" -- Enterprise Applications and Supply Chain Management, Innovation Technology Group, Change and Learning Technologies, Financial Services and OrTech Solutions. The ECM business segment provides IT consulting and strategic business consulting services that help clients improve operations, transform customer relationships and build and enhance customer loyalty.

Segment data also includes disclosing corporate infrastructure costs separately as Global Core Services (GCS). The objective of the GCS function is to facilitate local decision-making and support the autonomy of the practice areas and project managers, while maintaining the internal structure necessary to support TSC's goals. The functional areas within this area include: senior corporate management; accounting; financial reporting; finance; tax; legal; treasury; human resources; employee benefits; marketing; public and investor relations; office operations; recruiting support; training; internal communications; internal technology applications; planning; quality assurance; and insurance. GCS costs include these general office expenses, as well as goodwill and other amortization expenses.

There are no intersegment revenues. The Company evaluates the performance of its segments and allocates resources to them based on revenues, operating income and receivables. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies."

                          TECHNOLOGY SOLUTIONS COMPANY

The table below presents information about the reported revenue, operating income and receivables of TSC for the transition period ended December
31, 1998 and the fiscal years ended May 31, 1998, 1997 and 1996.

Transition period ended                                                     Global Core      Consolidated
December 31, 1998                          ES                 ECM           Services(a)          Total
--------------------------------------     --------          -------        -----------      ------------
Revenues                                   $123,935          $65,503          $   --             $189,438
Operating income                           $ 25,262          $12,193          $(30,654)          $  6,801
Receivables                                $ 46,502          $27,555          $   --             $ 74,057

For the year ended                                                          Global Core      Consolidated
May 31, 1998                               ES                 ECM           Services(a)          Total
--------------------------------------     --------          -------        -----------      ------------
Revenues                                   $189,603          $82,272          $   --             $271,875
Operating income                           $ 55,376          $20,613          $(41,604)          $ 34,385
Receivables                                $ 51,762          $23,598          $   --             $ 75,360

For the year ended                                                          Global Core      Consolidated
May 31, 1997                               ES                 ECM           Services(a)          Total
--------------------------------------     --------          -------        -----------      ------------
Revenues                                   $122,063          $43,025          $   --             $165,088
Operating income                           $ 35,682          $11,672          $(24,481)          $ 22,873
Receivables                                $ 34,065          $13,188          $   --             $ 47,253

For the year ended                                                          Global Core      Consolidated
May 31, 1996                               ES                 ECM          Services(a)(b)        Total
--------------------------------------     --------          -------        -----------      ------------
Revenues                                   $ 71,208          $26,391          $   --             $ 97,599
Operating income                           $ 16,760          $ 8,902          $(20,798)          $  4,864
Receivables                                $ 16,761          $ 8,646          $   --             $ 25,407

---------------------------------

(a) Operating income includes goodwill amortization of $2,671, $3,603 and $811 and other amortization expense of $1,216, $1,135 and $795 for the transition period ended December 31, 1998, and the fiscal years ended May 31, 1998 and 1997, respectively. There was no goodwill or other amortization expenses for the fiscal year ended May 31, 1996.

(b) Includes a charge of $2.3 million related to shareholder litigation settlement and a charge of $0.9 million related to Company founders litigation settlement.

                          TECHNOLOGY SOLUTIONS COMPANY

The following is revenue and long-lived asset information by geographic area as of and for the transition period ended December 31, 1998 and the fiscal years ended May 31, 1998, 1997 and 1996.

Transition Period ended                   United             Foreign
December 31, 1998                         States           Subsidiaries         Consolidated
-----------------                         ------           ------------         ------------
Revenues.........................        $170,354             $19,084             $189,438
Identifiable assets..............        $215,753             $ 3,346             $219,099

For the year ended                        United             Foreign
May 31, 1998                              States           Subsidiaries         Consolidated
------------                              ------           ------------         ------------
Revenues.........................        $241,101             $30,774             $271,875
Identifiable assets..............        $191,921             $ 5,227             $197,148

For the year ended                        United             Foreign
May 31, 1997                              States           Subsidiaries         Consolidated
------------                              ------           ------------         ------------
Revenues.........................        $144,861             $20,227             $165,088
Identifiable assets..............        $129,457             $ 4,409             $133,866

For the year ended                        United             Foreign
May 31, 1996                              States           Subsidiaries         Consolidated
------------                              ------           ------------         ------------
Revenues.........................        $ 94,381             $ 3,218             $ 97,599
Identifiable assets..............        $ 87,467             $ 1,970             $ 89,437

Foreign revenue is based on the country in which the legal subsidiary is domiciled. Revenue from no single foreign country was material to the consolidated revenues of the Company.

                          TECHNOLOGY SOLUTIONS COMPANY

NOTE 15 -- MAJOR CLIENTS

The Company's five largest clients during the transition period ended December 31, 1998 accounted for 3 percent, 3 percent, 2 percent, 2 percent, and 2 percent of total revenues, respectively; in fiscal 1998, the five largest clients accounted for 4 percent, 4 percent, 3 percent, 3 percent, and 2 percent of total revenues, respectively; in fiscal 1997, they accounted for 8 percent, 7 percent, 5 percent, 4 percent, and 3 percent of total revenues, respectively; and in fiscal 1996, they accounted for 21 percent, 6 percent, 6 percent, 6 percent, and 5 percent of total revenues, respectively. No client accounted for 10 percent or more of revenues during the transition period ended December 31, 1998, fiscal 1998 or fiscal 1997. In fiscal 1996, one customer in the ES business segment accounted for 10 percent or more of revenues.


NOTE 16 -- LEASES

The Company leases various office facilities under operating leases expiring at various dates through July 31, 2004. Additionally, the Company leases various property and office equipment under operating leases expiring at various dates. Rental expense for all operating leases approximated $8,396, $10,527, $3,217, and $1,442 for the transition period ended December 31, 1998 and for the fiscal years ended May 31, 1998, 1997, and 1996, respectively. Future minimum rental commitments under noncancelable operating leases with terms in excess of one year are as follows:

        Calendar Year                                      Amount
        -------------                                      ------
        1999..................................            $ 7,454
        2000..................................              3,404
        2001..................................              1,619
        2002..................................              1,268
        2003..................................              1,053
        Thereafter............................                584
                                                          -------
                                                          $15,382
                                                          -------
                                                          -------

The Company had no capital leases as of December 31, 1998.

                          TECHNOLOGY SOLUTIONS COMPANY

NOTE 17 -- STOCKHOLDER RIGHTS PLAN

On October 29, 1998, the Board of Directors adopted a Stockholder Rights Plan (the "Rights Plan"). The Rights Plan is intended to assure fair and equal treatment for all of the Company's stockholders in the event of a hostile takeover attempt.

Under the terms of the Rights Plan, each share of the Company's Common Stock has associated with it one right. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, at an exercise price of $100 (subject to adjustment). The Rights become exercisable under certain circumstances following the announcement that any person has acquired 15 percent or more of the Company's Common Stock or the announcement that any person has commenced a tender offer for 15 percent or more of the Company's Common Stock.

In general, the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right at any time until ten days after any person has acquired 15 percent or more of the Company's Common Stock. The Rights will expire on October 29, 2008, unless earlier redeemed by the Company or exchanged for other shares of the Company's Common Stock.

Under specified conditions, each Right will entitle the holder to purchase the Company's Common Stock at the exercise price (or if the Company is acquired in a merger or other business combination, common stock of the acquiror) having a current market value of two times the exercise price. The terms of the Rights may be amended by the Company's Board of Directors.

                          TECHNOLOGY SOLUTIONS COMPANY

NOTE 18-- COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement established new standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company's comprehensive income and related tax effects were as follows:


Transition Period ended                      Before-Tax    Tax (Expense)     Net-of-Tax
December 31, 1998                              Amount         Benefit         Amount
-----------------                              ------         -------         ------
Change in unrealized holding loss on
   available-for-sale securities:
Unrealized holding gains arising
   during the period ...............            $38           $(14)            $24
Less: adjustment for loss
   realized in net income ..........             13             (4)              9
                                              -----           ----           -----
Net unrealized gain ................             51            (18)             33
Cumulative translation adjustment ..           (127)           --             (127)
                                              -----           ----           -----
Other comprehensive loss ...........           $(76)          $(18)           $(94)
                                              -----           ----           -----
                                              -----           ----           -----


For the year ended                          Before-Tax    Tax (Expense)     Net-of-Tax
May 31, 1998                                   Amount         Benefit          Amount
------------                                   ------         -------          ------
Change in unrealized holding loss on
   available-for-sale securities:
Unrealized holding gains arising
   during the period ...............           $453           $(158)           $295
Less: adjustment for gain
   realized in net income .........            (27)              9             (18)
                                              -----           -----           -----
Net unrealized gain ................            426            (149)            277
Cumulative translation adjustment ..           (891)           --              (891)
                                              -----           -----           -----
Other comprehensive loss ...........          $(465)          $(149)          $(614)
                                              -----           -----           -----
                                              -----           -----           -----

                          TECHNOLOGY SOLUTIONS COMPANY

For the year ended                           Before-Tax    Tax (Expense)     Net-of-Tax
May 31, 1997                                   Amount        Benefit          Amount
------------                                   ------        -------          ------
Change in unrealized holding loss on
   available-for-sale securities:
Unrealized holding gains arising
   during the period ...............           $505           $(178)           $327
Less: adjustment for gain
   realized in net income ..........             (6)              2              (4)
                                              -----           -----           -----
Net unrealized gain ................            499            (176)            323
Cumulative translation adjustment ..           (318)           --              (318)
                                              -----           -----           -----
Other comprehensive income .........           $181           $(176)             $5
                                              -----           -----           -----
                                              -----           -----           -----

For the year ended                           Before-Tax    Tax (Expense)     Net-of-Tax
May 31, 1996                                   Amount         Benefit          Amount
------------                                   ------         -------          ------
Change in unrealized holding loss on
   available-for-sale securities:
Unrealized holding gains arising
   during the period ...............           $343           $(120)           $223
Less: adjustment for gain
   realized in net income ..........            (18)              6             (12)
                                              -----           -----           -----
Net unrealized gain ................            325            (114)            211
Cumulative translation adjustment ..           --              --              --
                                              -----           -----           -----
Other comprehensive income .........           $325           $(114)           $211
                                              -----           -----           -----
                                              -----           -----           -----

NOTE 19 -- LITIGATION

The Company is party to lawsuits arising out of the normal course of business. Management believes the final outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

                          TECHNOLOGY SOLUTIONS COMPANY

NOTE 20-- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                      August 31,      November 30,
Quarter Ended                           1998            1998
-------------                         ----------      ------------
Revenues                              $85,569         $ 81,472
Operating income                       $8,931           $1,018
Net income                             $5,560             $764
Earnings per common
  share(a)                              $0.14            $0.02
Earnings per common
  share assuming dilution(a)            $0.13            $0.02

                                      August 31,      November 30,     February 28,       May 31,
Quarter Ended                           1997             1997             1998             1998
-------------                         ----------      ------------     ------------      ---------
Revenues                              $60,407         $ 63,896         $ 67,404          $80,168
Operating income                       $6,690           $9,065           $8,754           $9,876
Net income                             $3,959           $5,312           $5,392           $6,357
Earnings per common
  share(a)                              $0.11            $0.13            $0.14            $0.16
Earnings per common
  share assuming dilution(a)            $0.09            $0.12            $0.13            $0.15

                                       August 31,     November 30,     February 28,       May 31,
Quarter Ended                            1996            1996             1997             1997
-------------                         ----------      ------------     ------------      ---------
Revenues                              $32,162         $ 39,521         $ 42,346          $51,059
Operating income                       $3,151           $5,928           $6,003           $7,791
Net income                             $2,125           $3,746           $3,993           $5,203
Earnings per common
  share(a)                              $0.06            $0.11            $0.12            $0.14
Earnings per common
  share assuming dilution(a)            $0.06            $0.09            $0.10            $0.13

                                      August 31,      November 30,     February 29,       May 31,
Quarter Ended                            1995           1995(b)          1996(c)           1996
-------------                         ----------      ------------     ------------      ---------
Revenues                              $20,732         $  23,300        $   25,466          $28,101
Operating income (loss)                $1,241             $(560)             $552           $3,631
Net income                             $1,155               $43              $768           $2,608
Earnings per common
  share(a)                              $0.04             $0.01             $0.02            $0.08
Earnings per common
  share assuming dilution(a)            $0.03             $0.01             $0.02            $0.07

---------------------------------
(a) All earnings per share data have been restated to reflect all of the Company's prior stock splits, including the three-for-two stock split effected August 10, 1998.
(b) Includes a charge of $2.3 million related to shareholder litigation settlement.
(c) Includes a charge of $0.9 million related to Company founders litigation settlement.

                          TECHNOLOGY SOLUTIONS COMPANY

NOTE 21 -- SUBSEQUENT EVENTS

On March 30, 1999, the Company announced that it was making a number of changes to its business operations and would be incurring restructuring costs estimated to be approximately $11.0 million to $12.0 million associated with those changes and the severance of approximately 300 employees, primarily consulting personnel. Additionally, the Company announced that it would be filing, with the U.S. Internal Revenue Service, a request for a ruling that a proposed spin-off of the Company's ECM business segment would qualify as a non-taxable distribution for U.S. federal income tax purposes. The spin-off of the ECM business segment may be preceded by a public offering of shares of the Common Stock representing a minority interest in a subsidiary of the Company to be formed for the purpose of holding the assets of the ECM business.

Subsequent to December 31, 1998, the growth rate of the Company's ES business segment has continued to decline principally due to slowing new license sales of ERP software packages, client deferral of new IT projects, declining custom development work and slow growth of the Company's ITG practice area. The slowing of the ES business segment has resulted in the Company having an excessive number of consulting personnel for its current and foreseeable level of business. As a result, the Company is reducing its domestic ES consulting headcount, is restructuring the ERP implementation business in Europe to focus on European ERP implementations for TSC's U.S. clients, and is selectively merging the consulting offerings of its ITG practice area with the EASCM practice area and the ECM business segment.

                          TECHNOLOGY SOLUTIONS COMPANY



                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                FOR THE TRANSITION PERIOD ENDED DECEMBER 31, 1998
               AND FOR THE YEARS ENDED MAY 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)



                                   Balance at                                     Balance at
       Description of              beginning                                        end of
Allowance and Reserves              of year       Additions       Deductions          year
----------------------              -------       ---------       ----------      ----------
May 31, 1996
Valuation allowances
  and receivable reserves
  for potential losses             $1,837          $1,339          $(1,306)          $1,870
                                   ------          ------          -------           ------
                                   ------          ------          -------           ------

May 31, 1997
Valuation allowances
  and receivable reserves
  for potential losses             $1,870          $2,712          $(1,236)          $3,346
                                   ------          ------          -------           ------
                                   ------          ------          -------           ------

May 31, 1998
Valuation allowances
  and receivable reserves
  for potential losses             $3,346          $1,897          $(1,997)          $3,246
                                   ------          ------          -------           ------
                                   ------          ------          -------           ------

December 31, 1998
Valuation allowances
  and receivable reserves
  for potential losses             $3,246          $2,913          $(1,314)          $4,845
                                   ------          ------          -------           ------
                                   ------          ------          -------           ------

                          TECHNOLOGY SOLUTIONS COMPANY

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K (CONTINUED)

ITEM 14(a)(3)  EXHIBITS

The following documents are filed herewith or incorporated by reference and made a part of this Report.


Exhibit #                          Description of Document
---------                          -----------------------

3(i) Restated Certificate of Incorporation of Technology Solutions Company, filed as Exhibit 3(i) to TSC's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998, is hereby incorporated by reference.

3(ii) Bylaws of TSC, as amended, filed as Exhibit 3 to TSC's Current Report on Form 8-K dated November 22, 1998, is hereby incorporated by reference.

10.01 Technology Solutions Company Original Option Plan, as amended, filed as Exhibit 10.02 to TSC's Annual Report on Form 10-K for the fiscal year ended May 31, 1992, is hereby incorporated by reference.

10.02      Technology Solutions Company 1992 Stock Incentive Plan, filed as
           Exhibit 10.03 to TSC's Annual Report on Form 10-K for the fiscal year ended May 31, 1992, is hereby incorporated by reference.

10.03      1993 Outside Directors Stock Option Plan, as amended, filed as
           Exhibit 10.05 to TSC's Annual Report on Form 10-K for the fiscal year ended May 31, 1994, is hereby incorporated by reference.

10.04      The Bentley Company Stock Option Plan, as amended, filed as Exhibits
           4.4 and 4.5 to TSC's Registration Statement on Form S-8 filed
           July 16, 1997, is hereby incorporated by reference.

10.05 Technology Solutions Company 1996 Stock Incentive Plan, as amended, filed as Exhibit 4.3 to TSC's Registration Statement on Form S-8 filed July 16, 1997, is hereby incorporated by reference.

                          TECHNOLOGY SOLUTIONS COMPANY

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

10.08 Employment Agreement of Kelly D. Conway, filed as Exhibit 10.12 to TSC's Annual Report on Form 10-K for the fiscal year ended May 31, 1996, is hereby incorporated by reference.

10.09 Employment Agreement of Martin T. Johnson, filed as Exhibit 10.10 to TSC's Annual Report on Form 10-K for the fiscal year ended May 31, 1998, is hereby incorporated by reference.

10.10 Employment Agreement of Paul R. Peterson, filed as Exhibit 10.11 to TSC's Annual Report on Form 10-K for the fiscal year ended May 31, 1998, is hereby incorporated by reference.

10.11 Employment Agreement of James S. Carluccio, filed as Exhibit 10.13 to TSC's Annual Report on Form 10-K for the fiscal year ended May 31, 1998, is hereby incorporated by reference.

10.12*     Separation Agreement with James S. Carluccio.

10.13*     Extension of Promissory Note of John T. Kohler.


--------------
*Filed herewith

                          TECHNOLOGY SOLUTIONS COMPANY

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K (CONTINUED)

ITEM 14(a)(3) EXHIBITS (CONTINUED)


21*        Subsidiaries of the Company.

23*        Consent of PricewaterhouseCoopers LLP.

27*        Financial Data Schedule

Exhibits 10.01 through 10.13 listed on the previous page are the management contracts and compensatory plans or arrangements required to be filed as exhibits hereto pursuant to the requirements of Item 601 of Regulation S-K.

ITEM 14(b)  REPORTS ON FORM 8-K

The Company did not file any additional reports on Form 8-K since filing the November 30, 1998 Form 10-Q with the SEC.










--------------
*Filed herewith

                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THE 30TH DAY OF MARCH 1999.

                                           TECHNOLOGY SOLUTIONS COMPANY


By: /S/ MARTIN T. JOHNSON                  By: /S/ TIMOTHY P. DIMOND
    -----------------------------             ------------------------------
        Martin T. Johnson                      Timothy P. Dimond
     CHIEF FINANCIAL OFFICER                CHIEF ACCOUNTING OFFICER

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT, IN THE CAPACITIES AND ON THE DATE INDICATED.

        SIGNATURE
/S/ WILLIAM H. WALTRIP                 (March 30, 1999)         Chairman,
-------------------------------------------------------         Officer and Director
    William H. Waltrip

/S/ JOHN T. KOHLER                     (March 30, 1999)         President, Chief Executive
-------------------------------------------------------         Officer and Director
    John T. Kohler

/S/ MARTIN T. JOHNSON                  (March 30, 1999)         Chief Financial Officer
-------------------------------------------------------
    Martin T. Johnson

/S/ TIMOTHY P. DIMOND                  (March 30, 1999)         Chief Accounting Officer
-------------------------------------------------------
    Timothy P. Dimond

/S/ RAYMOND P. CALDIERO                (March 30, 1999)         Director
-------------------------------------------------------
    Raymond P. Caldiero

/S/ MICHAEL J. MURRAY                  (March 30, 1999)         Director
-------------------------------------------------------
    Michael J. Murray

/S/ STEPHEN B. ORESMAN                 (March 30, 1999)         Director
-------------------------------------------------------
    Stephen B. Oresman

/S/ JOHN R. PURCELL                    (March 30, 1999)         Director
-------------------------------------------------------
    John R. Purcell

/S/ MICHAEL R. ZUCCHINI                (March 30, 1999)         Director
-------------------------------------------------------
    Michael R. Zucchini

(BEING THE PRINCIPAL EXECUTIVE OFFICERS, THE PRINCIPAL FINANCIAL AND ACCOUNTING OFFICERS AND A MAJORITY OF THE DIRECTORS OF TECHNOLOGY SOLUTIONS COMPANY.)