Form 10-Q
period 1999-03-31
TECHNOLOGY SOLUTIONS COMPANY
filed 1999-05-04
CIK 877645

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON D.C.  20549

                          FORM 10-Q
                      ----------------


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended March 31, 1999

               Commission file number 0-19433



                           [LOGO]


                Technology Solutions Company
            Incorporated in the State of Delaware
           Employer Identification No. 36-3584201


                  205 North Michigan Avenue
                         Suite 1500
                  Chicago, Illinois  60601
                       (312) 228-4500





TSC (1) HAS FILED all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) HAS BEEN subject to such filing requirements for the past 90 days.

As of April 26, 1999, there were outstanding 41,365,386 shares of TSC Common Stock, par value $.01.

                  TECHNOLOGY SOLUTIONS COMPANY
                       Index to Form 10-Q



                             Part I
                                                          Page
                                                         Number
FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS
   Consolidated Balance Sheets as of
     March 31, 1999 and December 31, 1998                  3

   Consolidated Statements of Operations
     for the Three Months Ended March 31, 1999 and 1998    4

   Consolidated Statements of Cash Flows
     for the Three Months Ended March 31, 1999 and 1998    5

   Notes to Consolidated Financial Statements              6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS   14


                             Part II

OTHER INFORMATION

   Item 6                                                 22

SIGNATURES                                                23

EXHIBIT INDEX                                             24

                      PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                       TECHNOLOGY SOLUTIONS COMPANY

                        CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share data)

                                  ASSETS
                                  ------
                                                     March 31,   December 31,
                                                        1999          1998
                                                     ---------   -----------
                                                    (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                          $  52,585     $  59,473
  Marketable securities                                 26,973        25,269
  Receivables, less allowance
    for doubtful receivables of $5,284 and $4,845       76,512        69,212
  Deferred income taxes                                 16,583        15,297
  Other current assets                                  11,886        13,764
                                                      --------      --------
     Total current assets                              184,539       183,015

COMPUTERS, FURNITURE AND EQUIPMENT, NET                  8,836         9,372

COST IN EXCESS OF NET ASSETS OF ACQUIRED
   BUSINESSES AND OTHER INTANGIBLES                     15,901        17,901

LONG-TERM RECEIVABLES AND OTHER                          6,559         8,811
                                                      --------      --------
     Total assets                                     $215,835      $219,099
                                                      ========      ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                    $  2,836      $  3,263
  Accrued compensation and related costs                20,936        25,184
  Deferred compensation                                 18,671        16,494
  Restructuring accrual                                  8,280            --
  Other current liabilities                              3,861         5,913
                                                      --------      --------
     Total current liabilities                          54,584        50,854
                                                      --------      --------

COMMITMENTS AND CONTINGENCIES                               --            --

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; shares authorized--
     10,000,000; none issued                                --            --
  Common stock, $.01 par value; shares authorized--
     100,000,000; shares issued - 41,269,396               413           412
  Capital in excess of par value                        91,507        94,886
  Retained earnings                                     70,268        76,938
  Accumulated other comprehensive loss:
     Unrealized holding loss, net                          (32)           (9)
     Cumulative translation adjustment                    (905)       (1,336)
                                                      --------      --------
                                                       161,251       170,891

Less: treasury stock, at cost (0 and 275,911 shares)        --        (2,646)
                                                      --------      --------
      Total stockholders' equity                       161,251       168,245
                                                      --------      --------
      Total liabilities and stockholders' equity      $215,835      $219,099
                                                      ========      ========

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

                       TECHNOLOGY SOLUTIONS COMPANY

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)


                                                        For the Three Months
                                                          Ended March 31,
                                                        --------------------
                                                          1999          1998
                                                          ----          ----
                                                            (unaudited)
REVENUES:
 Professional fees                                     $76,935       $73,390
 Software and hardware products                             --            80
                                                       -------       -------
                                                        76,935        73,470
                                                       -------       -------
COSTS AND  EXPENSES:
 Project personnel                                      40,692        34,155
 Other project expenses                                 12,060        10,187
 Management and administrative support                  18,833        15,529
 Goodwill amortization                                   1,324           905
 Restructuring charge                                   10,522            --
 Incentive compensation                                  4,302         2,005
                                                       -------       -------
                                                        87,733        62,781
                                                       -------       -------

OPERATING (LOSS) INCOME                                (10,798)       10,689
                                                       -------       -------
OTHER INCOME (EXPENSE):
 Net investment income                                     852           696
 Interest expense                                          (44)          (19)
                                                       -------       -------
                                                           808           677
                                                       -------       -------

(LOSS) INCOME BEFORE INCOME TAXES                       (9,990)       11,366

INCOME TAX (BENEFIT) PROVISION                          (3,320)        4,931
                                                       -------       -------
NET (LOSS) INCOME                                      $(6,670)      $ 6,435
                                                       =======       =======

(LOSS) EARNINGS PER COMMON SHARE                       $ (0.16)      $  0.16
                                                       =======       =======

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                              41,007        39,315
                                                       =======       =======
(LOSS) EARNINGS PER COMMON SHARE
    ASSUMING DILUTION                                  $ (0.16)      $  0.15
                                                       =======       =======

WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                          41,007        43,042
                                                       =======       =======


The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

                       TECHNOLOGY SOLUTIONS COMPANY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)

                                                              For the
                                                        Three Months Ended
                                                              March 31,
                                                        ------------------
                                                           1999       1998
                                                           ----       ----
                                                             (unaudited)
     CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss) income                                  $(6,670)  $ 6,435
      Restructuring charge                                10,522        --
      Adjustments to reconcile net (loss) income
       to net cash from operating activities:
        Depreciation and amortization                      2,527     2,298
        Provisions for receivable valuation allowances
         and reserves for possible losses                  1,210       177
        (Gain) loss on sale of investments                  (102)       10
        Deferred income taxes                             (1,331)      770

        Changes in assets and liabilities:
         Receivables                                      (9,114)  (12,788)
         Purchases of trading securities related
          to deferred compensation program                (2,177)   (1,061)
          Refundable income taxes                             --     1,146
          Other current assets                             1,112    (5,091)
          Accounts payable                                  (396)      644
          Accrued compensation and related costs          (4,151)    4,033
          Deferred compensation funds from employees       2,177     1,061
          Other current liabilities                       (1,035)      990
          Other assets                                     2,021    (1,544)
                                                         -------   -------
           Net cash used in operating activities          (5,407)   (2,920)
                                                         -------   -------
     CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of available-for-sale securities           (1,500)   (3,200)
      Proceeds from available-for-sale securities          2,070       830
      Proceeds from held-to-maturity investments              --     1,320
      Capital expenditures, net                             (685)   (1,075)
      Net assets of acquired businesses and other assets      --      (382)
      Capitalized lease obligation                            --        (3)
                                                         -------   -------
          Net cash used in investing activities             (115)   (2,510)
                                                         -------   -------
     CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from exercise of stock options              1,480     1,181
      Proceeds from employee stock purchase plan           1,164     1,096
      Purchase of treasury stock                          (4,930)       --
                                                         -------   -------
          Net cash (used in) provided by
           financing activities                           (2,286)    2,277
                                                         -------   -------
     EFFECT OF EXCHANGE RATE CHANGES ON CASH
      AND CASH EQUIVALENTS                                   920      (132)
                                                         -------   -------

     DECREASE IN CASH AND CASH EQUIVALENTS                (6,888)   (3,285)

     CASH AND CASH EQUIVALENTS, BEGINNING
      OF PERIOD                                           59,473    42,722
                                                         -------   -------

     CASH AND CASH EQUIVALENTS, END OF PERIOD            $52,585   $39,437
                                                         =======   =======

             The accompanying Notes to Consolidated Financial
      Statements are an integral part of this financial information.

                  TECHNOLOGY SOLUTIONS COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Technology Solutions Company and its subsidiaries ("TSC" or the "Company"). The consolidated balance sheet as of March 31, 1999, the consolidated statements of operations for the three months ended March 31, 1999 and 1998, and the consolidated statements of cash flows for the three months ended March 31, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1999 and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Transition Report on Form 10-K for the seven month transition period ended December 31, 1998 filed with the United States Securities and Exchange Commission (SEC) on March 30, 1999.

Certain reclassifications have been made to prior periods to conform to the current period classification.

NOTE 2 -- THE COMPANY
TSC delivers business benefits through consulting and systems integration services that help clients transform customer relationships and improve operations. The Company's clients generally are located throughout the United States and in Europe, Latin America, Canada and Australia.

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION-- The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions have been eliminated. Acquired businesses are included in the results of operations since their acquisition dates.

FISCAL YEAR CHANGE--On November 22, 1998, the Company's Board of Directors voted to change the fiscal year of the Company from a fiscal year ending on the thirty-first day of May in each year to a calendar year ending on the thirty-first day of December in each year.

REVENUE RECOGNITION--The Company derives substantially all of its revenues from information technology (IT), strategic business and management consulting, systems integration, programming, and packaged software integration and implementation services. The Company recognizes revenue on contracts as work is performed primarily based on hourly billing rates.

                  TECHNOLOGY SOLUTIONS COMPANY

Out-of-pocket  expenses are presented net of  amounts  billed  to clients in the accompanying consolidated statements of operations. Contracts are performed in phases. Losses on contracts, if any, are reserved in full when determined. Revenue from licensing of software is recognized upon delivery of the product. The Company does not presently have any significant maintenance and support contracts for software licensed to clients.

CASH AND CASH EQUIVALENTS--The Company considers all highly liquid
investments   readily  convertible  into  cash   (with   original
maturities of three months or less) to be cash equivalents. These short-term investments are carried at cost plus accrued interest, which approximates market.

MARKETABLE SECURITIES--The Company's marketable securities primarily consist of preferred stocks and trading securities. The preferred stocks, all of which are classified as available-for-sale, are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a net after-tax amount in a separate component of stockholders' equity until realized. The Company's investments related to the executive deferred compensation plan are classified as trading securities, with unrealized gains and losses included in the Company's consolidated statements of operations. Realized gains or losses are determined on the specific identification method.

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

FOREIGN  CURRENCY  TRANSLATION--All  assets and  liabilities   of
foreign subsidiaries are translated to U.S. dollars at end of period exchange rates. The resulting translation adjustments are recorded as a component of stockholders' equity. Income and expense items are translated at average exchange rates prevailing during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in the consolidated statements of operations. The functional currencies for the Company's foreign subsidiaries are their local currencies.

                  TECHNOLOGY SOLUTIONS COMPANY

FAIR VALUE OF FINANCIAL INSTRUMENTS--The carrying values of current assets and liabilities and long-term receivables approximated their fair values at March 31, 1999 and December 31, 1998. Investments pertaining to minor investments in companies for which fair value is not readily available are believed to approximate their carrying amount.

STOCK-BASED COMPENSATION--The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, the Company recognizes no compensation expense for its stock option plan or employee stock purchase plan.

INCOME TAXES--The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. The Company does not provide U.S. deferred income taxes on earnings of foreign subsidiaries which are expected to be indefinitely reinvested.

ESTIMATES AND ASSUMPTIONS--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 4 -- STOCK OPTIONS
As of March 31, 1999, options to purchase 8.6 million shares of common stock were outstanding and options to purchase an additional 1.8 million shares of common stock were available for grant under the Technology Solutions Company 1996 Stock Incentive Plan.

NOTE 5 -- CAPITAL STOCK
During  the quarter ended March 31, 1999, 480,000 shares  of  the
Company's  outstanding  Common Stock were  repurchased  for  $4.9 million under a 2,000,000 share repurchase program announced in November 1998.

                  TECHNOLOGY SOLUTIONS COMPANY

NOTE 6 -- (LOSS) EARNINGS PER COMMON SHARE
The Company discloses basic and diluted (loss) earnings per share in the consolidated statements of operations under the provisions of SFAS No. 128, "Earnings Per Share." (Loss) earnings per common share assuming dilution is computed by dividing net (loss) income by the weighted average number of common shares outstanding during each period presented, including common equivalent shares arising from the assumed exercise of stock options, where appropriate. (Loss) earnings per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during each period presented. All share and per share amounts have been adjusted to reflect all of the Company's prior stock splits, including the three-for-two stock split effected August 10, 1998.


















Reconciliation of Basic and Diluted (Loss) Earnings Per Share
--------------------------------------------------------------
                 For the Three Months        For the Three Months
                         Ended                       Ended
                     March 31, 1999              March 31, 1998
                ------------------------    -----------------------

                                   Per                        Per
                 Net              Common     Net             Common
                (Loss)  Shares(a)  Share    Income   Shares   Share
                 ----   ------    ------    ------   ------  ------
Basic
(Loss)
Earnings
Per Share     $(6,670)  41,007    $(0.16)   $6,435   39,315   $0.16
                                  ======                      =====

Effect of
Stock
Options            --       --                  --    3,727
              -------   ------              ------   ------


Diluted
(Loss)
Earnings
Per Share     $(6,670)  41,007    $(0.16)   $6,435   43,042   $0.15
              =======   ======    ======    ======   ======   =====


(a) Since the Company incurred a net loss for the three months ended March 31, 1999, there were no adjustments for the effect of stock options as the adjustments would have been antidilutive.

                  TECHNOLOGY SOLUTIONS COMPANY

NOTE 7 -- COMPREHENSIVE (LOSS) INCOME
In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." The Company adopted SFAS No. 130 during the transition period ended December 31, 1998. This statement established new standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company's comprehensive (loss) income was as follows:


                                                     For the Three
                                                Months Ended March 31,
                                                ----------------------
                                                    1999          1998
                                                    ----          ----

Net (Loss) Income                                $(6,670)       $6,435


Accumulated Other Comprehensive Income (Loss):
 Unrealized Holding (Losses) Gains of
  Available-for-Sale Securities, Net of Tax          (23)           65

 Cumulative Translation Adjustment, Net of Tax       431          (224)
                                                 -------         -----

  Other Comprehensive Income (Loss)                  408          (159)
                                                 -------        ------

Total Comprehensive (Loss) Income                $(6,262)       $6,276
                                                 =======        ======

                                    Page 10

                  TECHNOLOGY SOLUTIONS COMPANY

NOTE 8 -- BUSINESS SEGMENTS
The Company is organized into two business segments which each have their own business focus and service offering expertise - Enterprise Solutions (ES) and Enterprise Customer Management
(ECM).  Each  serves  the Company's customers  in  the  U.S.  and international markets. The Company believes that a structure based on these focused business segments addresses its clients' needs for very specialized industry and systems knowledge and allows its employees the flexibility and opportunity to grow and develop. Each business segment develops its own specific methodologies, tools, project management plans, best practice and benchmark information and templates. The ES business segment provides IT consulting and business services that help clients in implementing third-party application software packages, cost controls and related services to implement strategic change in an organization. The ES business segment includes the following five areas of business focus, or "practice areas" - Enterprise Applications and Supply Chain Management, Innovation Technology Group, Change and Learning Technologies, Financial Services and OrTech Solutions. The ECM business segment provides IT consulting and strategic business consulting services that help clients improve operations, transform customer relationships and build and enhance customer loyalty.

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

                  TECHNOLOGY SOLUTIONS COMPANY

The table below presents information about the reported revenue, operating (loss) income and receivables of TSC for the three months ended March 31, 1999 and 1998.

Three Months Ended                                  Global Core   Consolidated
March 31, 1999               ES           ECM       Services(a)      Total
-------------------------  -------      -------     ------------   ----------
Revenues                   $46,204      $30,731      $     --        $ 76,935
Operating  income (loss)   $ 6,407      $ 7,189      $(24,394)(b)    $(10,798)
Receivables                $44,867      $36,929      $     --        $ 81,796


Three Months Ended                                   Global Core  Consolidated
March 31, 1998               ES           ECM        Services(a)      Total
-------------------------  -------      -------      ------------  -----------
Revenues                   $50,376      $23,094      $     --        $73,470
Operating  income (loss)   $15,822      $ 5,191      $(10,324)       $10,689
Receivables                $43,991      $21,157      $     --        $65,148

(a)Operating income includes goodwill amortization of $1,324 and $905 and other amortization expense of $270 and $274 for the three months ended
   March 31, 1999 and 1998, respectively.

(b)Operating loss includes a restructuring charge of $10,522.


The following is revenue and long-lived asset information by geographic area:

Three Months Ended               United     Foreign       Consolidated
March 31, 1999                   States   Subsidiaries       Total
-------------------------       --------  ------------    ------------
Revenues                        $ 67,801       $9,134         $ 76,935
Identifiable assets             $213,781       $2,054         $215,835



Three Months Ended               United     Foreign       Consoldiated
March  31, 1998                  States   Subsidiaries       Total
--------------------------      --------  ------------    ------------
Revenues                        $ 66,403       $7,067         $ 73,470
Identifiable assets             $181,868       $4,694         $186,562


Foreign revenue is based on the country in which the legal subsidiary is domiciled. Revenue from no single foreign country was material to the consolidated revenues of the Company.

                  TECHNOLOGY SOLUTIONS COMPANY

NOTE 9 -- OTHER EVENTS
On March 30, 1999, the Company announced that it was making a number of changes to its business operations and as a result the Company recorded a restructuring charge of $10.5 million associated with those changes and the severance of approximately 300 people, primarily consulting personnel. Additionally, the Company announced that it would be filing, with the U.S. Internal Revenue Service, a request for a ruling that a proposed spin-off of the Company's ECM business segment would qualify as a non-taxable distribution for U.S. federal income tax purposes. The spin-off of the ECM business segment may be preceded by a public offering of shares of common stock representing a minority interest in a subsidiary of the Company to be formed for the purpose of holding the assets of the ECM business.

                  TECHNOLOGY SOLUTIONS COMPANY

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three  Months  Ended March 31, 1999 Compared  With  Three  Months
Ended March 31, 1998

Consolidated net revenues for the quarter ended March 31, 1999 increased 5 percent to $76.9 million compared with $73.5 million for the same period last year. Net revenues from the Enterprise Solutions (ES) business contributed $46.2 million during the quarter ended March 31, 1999 compared to $50.4 million in the prior period, a decrease of 8 percent. This decrease was partially due to a decline in the demand for certain practice areas of the ES business as a result of clients facing budgetary restraints as they focus on Year 2000 issues. This has been evidenced by a reduction in new license sales by the package vendors, such as, PeopleSoft and Baan. Net revenues from the Enterprise Customer Management (ECM) business contributed $30.7 million during the quarter ended March 31, 1999 compared to $23.1 million in the prior period, an increase of 33 percent. This increase was due to the continued growth of the Company's ECM business as ECM clients have shown an increased demand for consulting services which provide integrated customer service solutions.

Project personnel costs for the quarter ended March 31, 1999, which represent mainly professional salaries and benefits, increased to $40.7 million from $34.2 million for the same period last year, an increase of 19 percent. The increase was mainly due to an increase in average professional headcount of 8 percent and an increase in average professional salary of 7 percent. Project personnel costs as a percentage of net revenues increased to 53 percent for the quarter ended March 31, 1999 from 46 percent for the same period last year due to lower staff utilization and the decline in ES revenues. To reduce these costs and improve utilization, the Company recorded a restructuring charge (as discussed further in this section) which included costs to streamline and refocus the ES business.

Other project expenses consist of nonbillable expenses directly incurred for client projects and business development including recruiting fees, sales and marketing expenses, personnel training and provisions for valuation allowances and reserves for potential losses on continuing projects. Other project expenses for the quarter ended March 31, 1999 were $12.1 million, compared with $10.2 million in the comparable period last year, an increase of $1.9 million, or 18 percent. The increase in other project expenses primarily included the following: an increase of $1.1 million in domestic hiring, training, communication and computer expenses associated with increased average headcount; an increase in the provision for valuation allowances and reserves for potential losses of $1.0 million; and an increase in international costs of $0.5 million associated with travel, marketing and business development expenses. These increases were partially offset by a decrease of $0.6 million in domestic practice area development including marketing, business development, travel and sales commissions. Other project expenses as a percentage of net revenues increased to 16 percent for the quarter ended March 31, 1999 from 14 percent for the same period last year mainly as a result of the items mentioned above.

                  TECHNOLOGY SOLUTIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (CONTINUED)

Management and administrative support costs increased $3.3 million to $18.8 million for the quarter ended March 31, 1999 from $15.5 million for the same period last year, an increase of 21 percent. Approximately $2.2 million of this increase was attributable to the increase in Global Core Service costs over last year. The increase in these costs versus the same period last year included: increased expenses in the internal systems and human resources areas of $1.0 million; higher marketing expenses of $0.4 million as a result of increased corporate marketing efforts; and an increase of $1.0 million of international expenses to support our international expansion. These costs were slightly offset by a net decrease in various other costs of $0.2 million including corporate legal, finance and investor relations costs. The Company also incurred an additional $1.1 million of management and administrative costs associated primarily with increased regional management and practice area support personnel. These costs primarily included additional domestic regional management and practice area support personnel of $0.6 million; international growth of $0.3 million; and various other domestic management and administrative expenses of $0.2 million, which include items such as practice area marketing, recruiting, sales and other expenses.

Goodwill amortization increased to $1.3 million for the quarter ended March 31, 1999 compared to $0.9 million for the same period last year. This increase reflects the effect of the earn-out payments made during the seven months ended December 31, 1998 related to the acquisitions of The Bentley Company, Inc. and Aspen Consultancy Ltd.

On March 30, 1999, the Company announced that it was making a number of changes to its business operations and as a result the Company recorded a restructuring charge of $10.5 million associated with those changes and the severance of approximately 300 people, primarily consulting personnel.

Incentive compensation of $4.3 million was accrued during the quarter ended March 31, 1999 compared to $2.0 million for the same period last year. Incentive compensation as a percentage of net revenues increased to 6 percent for the quarter ended March 31, 1999 compared to 3 percent for the same period last year. The increase was due to an increase in the bonus accrual for non-vice president personnel, as well as the ECM business performing at better than expected performance targets. In addition, incentive compensation for the quarter ended March 31, 1998 was under the Company's May 31, 1998 fiscal year end compensation targets, based on ten months of performance, whereas incentive compensation for the quarter ended March 31, 1999 was based on three months of performance. The Company expects to continue to accrue incentive compensation throughout the 1999 calendar year.

                  TECHNOLOGY SOLUTIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (CONTINUED)
Consolidated operating loss was $10.8 million for the quarter ended March 31, 1999 compared with consolidated operating income of $10.7 million in the prior period, due to the reasons outlined above. Excluding the restructuring charge, consolidated operating loss was $0.3 million during the quarter ended March 31, 1999. Operating income from the ES business was $6.4 million during the quarter ended March 31, 1999 compared to $15.8 million in the prior period, a decrease of 60 percent. This decrease was mainly due to lower staff utilization, lower billing rates and a decrease in the demand for certain practice areas in the ES business. Operating income from the ECM business was $7.2 million during the quarter ended March 31, 1999 compared to $5.2 million in the prior period, an increase of 38 percent. This increase was primarily due to an increase in billing rates and the increased demand in ECM services, which was consistent with higher revenues, offset in part by investments in product development and expansion into Australia.

GCS costs for the quarter ended March 31, 1999 were $24.4 million compared to $10.3 million in the prior period, an increase of 136 percent. The increase in GCS costs for the quarter ended March 31, 1999 is further described above in the discussion of management and administrative support costs. Also included in this increase were the restructuring charge of $10.5 million and higher goodwill expenses. Excluding the restructuring charge, GCS costs were $13.9 million for the quarter ended March 31, 1999, an increase of 34 percent over the prior period.

Net investment income for the quarter ended March 31, 1999 was $0.8 million compared to $0.7 million for the same period a year ago. The increase is a result of gains recorded from the sale of available-for-sale securities.

The Company's effective tax rate for the quarter ended March 31, 1999 was a 33 percent benefit compared to a 43 percent provision for the same period a year ago. The rate for the quarter ended March 31, 1999 was unusually low due to a portion of the foreign restructuring charge being generated in lower tax-rate jurisdictions. As the restructuring charge accounted for the pre-tax loss, the consolidated effective tax rate was lower this period than in the prior period.

Weighted average number of common shares outstanding increased primarily due to the exercise of stock options and the issuance of shares under the Company's employee stock purchase plan, partially offset by the repurchase of treasury shares. Weighted average number of common and common equivalent shares outstanding decreased because there were no adjustments for the effect of stock options as the adjustments would have been antidilutive.

On March 30, 1999, the Company announced that it would be filing, with the U.S. Internal Revenue Service, a request for a ruling that a proposed spin-off of the Company's ECM business segment would qualify as a non-taxable distribution for U.S. federal income tax purposes. The spin-off of the ECM business segment may be preceded by a public offering of shares of common stock representing a minority interest in a subsidiary of the Company to be formed for the purpose of holding the assets of the ECM business.

                  TECHNOLOGY SOLUTIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $5.4 million and $2.9 million for the quarters ended March 31, 1999 and 1998, respectively. Net cash used in operating activities for the quarter ended March 31, 1999 was due to the net loss and an increase in receivables, offset by the restructuring charge.

The Company's significant amounts of cash, cash equivalents and marketable securities have provided ample liquidity to handle the Company's current cash requirements.

Net cash used in investing activities was $0.1 million for the quarter ended March 31, 1999. The Company purchased $1.5 million of available-for-sale securities and received $2.1 million from the sale of available-for-sale securities. The proceeds from available-for-sale securities were transferred to cash and cash equivalents and reinvested in ongoing business activities and other equity investments.

Capital expenditures for the quarter ended March 31, 1999 were $0.7 million. Capital expenditures may continue at the current rate throughout the 1999 calendar year. The Company currently has no material commitments for capital expenditures.

The Company has a $10.0 million unsecured line of credit facility (the "Facility") with Bank of America National Trust and Savings Association (Bank of America). The agreement expires October 4, 1999. At the Company's election, loans made under the Facility bear interest at either the Bank of America reference rate or the applicable Eurodollar interest rate plus 0.75 percent. The unused line fee is 0.125 percent of the unused portion of the commitment. The Facility requires, among other things, the Company to maintain certain financial ratios. As of March 31, 1999, the Company was in compliance with these financial ratio requirements. As of March 31, 1999, no borrowings had been made under the Facility.

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

OTHER MATTERS

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

Other important internal business processes of the Company, such as time and expense reporting and labor distribution, are performed by legacy systems that are not Year 2000 compliant. In accordance with previously established plans to integrate these functions with the accounting and human resources software described above and to upgrade these systems with the intent of

                  TECHNOLOGY SOLUTIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (CONTINUED)

improving the Company's ability to manage its increasingly multi-national operations, the Company presently plans to replace these legacy systems in calendar year 1999, both to address the Year 2000 issue and to attempt to achieve business benefits. The Company estimates that the cost associated with replacing these systems, excluding labor costs, will be less than $0.3 million, and has provided for the replacement of these systems in its operating and capital budgets for calendar year 1999.

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

The Company has generally refrained from performing Year 2000 remediation services for its clients. It is possible, however, that former, present and future clients could assert that certain services performed by the Company from time to time involve or are related to the Year 2000 issue. The Company has recommended, implemented and customized various third party

                  TECHNOLOGY SOLUTIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (CONTINUED)

software packages for its clients, and to the extent that such software programs may not be Year 2000 compliant, the Company could be subjected to claims as a result thereof. Since the Company's inception in 1988, it also has designed and developed software and systems for its clients. Due to the large number of such engagements undertaken by the Company over the years, there can be no assurance that all such software programs and systems will be Year 2000 compliant, which could also result in the assertion of claims against the Company.

The Company's policy has been to endeavor to secure provisions in its client contracts that, among other things, disclaim implied warranties, limit the duration of the Company's express warranties, relate the Company's liability to the amount of fees paid by the client to the Company in connection with the project, and disclaim any liability arising from third party software that is implemented, customized or installed by the Company. There can be no assurance that the Company will be able to secure contractual protections in agreements concerning future projects, or that any contractual protections secured by the Company in agreements governing pending and completed projects will dissuade the other party thereto from asserting claims against the Company with respect to the Year 2000 issue.

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

                  TECHNOLOGY SOLUTIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (CONTINUED)

This Form 10-Q includes or may include certain forward-looking statements that involve risks and uncertainties. This Form 10-Q contains certain forward-looking statements concerning the Company's financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions. Although the Company believes its expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form 10-Q include, among others, the pace of technological change, the Company's ability to manage growth and attract and retain employees, general business and economic conditions in the Company's operating regions, and competitive and other factors, all as more fully described in the Company's Transition Report on Form 10-K for the transition period ended December 31, 1998 under Management's Discussion and Analysis of Financial Condition and Results of Operations "Assumptions Underlying Certain Forward-
Looking Statements and Factors that May Affect Future Results" and elsewhere from time to time in the Company's other SEC reports. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Actual results may vary materially.

                  TECHNOLOGY SOLUTIONS COMPANY

                   PART II.  OTHER INFORMATION


ITEM 6--EXHIBITS AND REPORT ON FORM 8-K
    (a) See Exhibit Index







        All other items in Part II are either not applicable to the Company during the quarter ended March 31, 1999, the answer is negative, or a response has been previously reported and an additional report of the information is not required, pursuant to the instructions to Part II.

                           SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of May 1999.

                            TECHNOLOGY SOLUTIONS COMPANY





Date:  May 4, 1999          By: /s/ TIMOTHY P. DIMOND
                                    Timothy P. Dimond
                              Chief Financial Officer

                  TECHNOLOGY SOLUTIONS COMPANY




                          EXHIBIT INDEX




EXHIBIT
NUMBER     DESCRIPTION
-------    ------------

10         Employment Agreement of Jack N. Hayden

27         Financial Data Schedule