Form 10-Q
period 1999-06-30
TECHNOLOGY SOLUTIONS COMPANY
filed 1999-08-16
CIK 877645

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON D.C.  20549

                          FORM 10-Q
                      ----------------


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             For the quarter ended June 30, 1999

               Commission file number 0-19433



                        [ LOGO ]


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

  As of July 30, 1999, there were outstanding 41,913,666 shares of TSC Common Stock, par value $.01.

                  TECHNOLOGY SOLUTIONS COMPANY
                       Index to Form 10-Q
=================================================================


                             Part I
                                                          Page
                                                         Number
                                                         ------
FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS
   Consolidated Balance Sheets as of
     June 30, 1999 and December 31, 1998                   3

   Consolidated Statements of Operations
     for the Three Months and Six Months
     Ended June 30, 1999 and 1998                          4

   Consolidated Statements of Cash Flows
     for the Six Months Ended June 30, 1999 and 1998       5

   Notes to Consolidated Financial Statements              6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS   16


                             Part II

OTHER INFORMATION

   Item 4                                                 27

   Item 6                                                 27

SIGNATURES                                                28

EXHIBIT INDEX                                             29

                      PART I.  FINANCIAL INFORMATION
===========================================================================
ITEM 1.  Financial Statements
                       TECHNOLOGY SOLUTIONS COMPANY
                        CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share data)
                                  ASSETS
                                  ------
                                                      June 30, December 31,
                                                        1999       1998
                                                     ---------  ---------
                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                         $  60,374   $  59,473
  Marketable securities                                24,017      25,269
  Receivables, less allowance for
    doubtful receivables of $5,834 and $4,845          84,303      69,212
  Deferred income taxes                                17,146      15,297
  Other current assets                                 11,218      13,764
                                                      -------     -------
    Total current assets                              197,058     183,015

COMPUTERS, FURNITURE AND EQUIPMENT, NET                 7,651       9,372

COST IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES    14,630      17,901

LONG-TERM RECEIVABLES AND OTHER                         6,583       8,811
                                                     --------    --------
    Total assets                                     $225,922    $219,099
                                                     ========    ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                   $  2,864    $  3,263
  Accrued compensation and related costs               29,347      25,184
  Deferred compensation                                16,482      16,494
  Restructuring accrual                                 3,483        --
  Other current liabilities                             7,037       5,913
                                                       ------      ------
                 Total current liabilities             59,213      50,854
                                                       ------      ------

COMMITMENTS AND CONTINGENCIES                              --          --

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; shares authorized -
     10,000,000; none issued                               --          --
  Common stock, $.01 par value; shares authorized -
     100,000,000; shares issued - 41,698,359              417         412
  Capital in excess of par value                       93,765      94,886
  Retained earnings                                    74,187      76,938
  Accumulated other comprehensive loss:
     Unrealized holding loss, net                         (61)         (9)
     Cumulative translation adjustment                 (1,599)     (1,336)
                                                      -------      ------
                                                      166,709     170,891
Less:  treasury stock, at cost (0 and 275,911 shares)      --      (2,646)
                                                      -------    --------
       Total stockholders' equity                     166,709     168,245
                                                     --------    --------
       Total liabilities and stockholders' equity    $225,922    $219,099
                                                     ========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

                       TECHNOLOGY SOLUTIONS COMPANY

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)



                                         For the Three       For the Six
                                          Months Ended       Months Ended
                                            June 30,           June 30,
                                       ----------------     ---------------
                                         1999     1998        1999    1998
                                       -------  -------     -------  ------
                                         (Unaudited)          (Unaudited)

REVENUES                               $78,411  $83,277    $155,346  $156,747
                                       -------  -------    --------  --------

COSTS AND EXPENSES:
Project personnel                       37,750   38,285      78,442    72,440
Other project expenses                  11,445   11,958      23,505    22,145
Management and administrative support   16,308   17,906      35,141    33,435
Goodwill amortization                    1,249      972       2,573     1,877
Restructuring charge                        --       --      10,522        --
Incentive compensation                   5,405    2,400       9,707     4,405
                                        ------   ------     -------  --------
                                        72,157   71,521     159,890   134,302
                                        ------   ------     -------  --------

OPERATING INCOME (LOSS)                  6,254   11,756      (4,544)   22,445
                                        ------   ------     -------   -------

OTHER INCOME (EXPENSE):
Net investment income                      775      673       1,627     1,369
Interest expense                           (25)     (21)        (69)      (40)
                                           ---      ---      ------     -----
                                           750      652       1,558     1,329
                                           ---      ---      ------     -----

INCOME (LOSS) BEFORE INCOME TAXES        7,004   12,408      (2,986)   23,774

INCOME TAX PROVISION (BENEFIT)           3,085    4,986        (235)    9,917
                                        ------   ------     -------   -------
NET INCOME (LOSS)                       $3,919  $ 7,422     $(2,751)  $13,857
                                        ======  =======     =======   =======

EARNINGS (LOSS) PER COMMON SHARE        $ 0.09  $  0.19    $ (0.07)   $  0.35
                                        ======  =======    =======    =======
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING             41,554   39,855      41,281    39,645
                                        ======  =======     =======   =======
EARNINGS (LOSS) PER COMMON SHARE
  ASSUMING DILUTION                     $ 0.09  $  0.17     $(0.07)   $  0.32
                                        ======  =======     =======   =======
WEIGHTED AVERAGE NUMBER
  OF COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                    42,920   43,568      41,281    43,370
                                        ======  =======     =======   =======


The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

                       TECHNOLOGY SOLUTIONS COMPANY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                                          For the
                                                      Six Months Ended
                                                          June 30,
                                                      -----------------
                                                       1999      1998
                                                      -------   -------
                                                        (Unaudited)
     CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss) income                              $ (2,751) $ 13,857
      Restructuring charge                             10,522        --
       Adjustments to reconcile net income (loss)
         to net cash from operating activities:
         Depreciation and amortization                  4,898     4,177
         Provisions for receivable valuation
          allowances and reserves for possible losses   2,846       912
         (Gain) loss on sale of investments              (102)       67
         Deferred income taxes                         (1,982)    2,516

         Changes in assets and liabilities:
           Receivables                                (18,946)  (20,496)
           Purchases of trading securities related
            to deferred compensation program               12    (2,681)
           Refundable income taxes                         --     1,202
           Other current assets                         1,610    (5,949)
           Accounts payable                              (332)    1,625
           Accrued compensation and related costs       4,373     2,811
           Deferred compensation funds from employees     (12)    2,681
           Other current liabilities                   (1,573)    4,938
           Other assets                                 1,845    (1,495)
                                                      -------    ------
            Net cash provided by operating activities     408     4,165
                                                      -------    ------
     CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of available-for-sale securities        (1,500)   (5,950)
      Proceeds from available-for-sale securities       2,820     3,705
      Proceeds from held-to-maturity investments           --     1,320
      Capital expenditures, net                          (938)   (2,548)
      Net assets of acquired businesses
       and other assets                                    --      (382)
      Capitalized lease obligation                         --         4
             Net cash provided by                     -------    ------
              (used in) investing activities              382    (3,851)
                                                      -------    ------
     CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from exercise of stock options           2,164     2,544
      Proceeds from employee stock purchase plan        2,132     2,244
      Purchase of treasury stock                       (4,930)       --
             Net cash (used in) provided              -------    ------
              by financing activities                    (634)    4,788
                                                      -------    ------
     EFFECT OF EXCHANGE RATE CHANGES ON CASH
      AND CASH EQUIVALENTS                                745       (63)
                                                      -------    ------
     INCREASE IN CASH AND CASH EQUIVALENTS                901     5,039

     CASH AND CASH EQUIVALENTS, BEGINNING
        OF PERIOD                                      59,473    42,722
                                                      -------   -------
     CASH AND CASH EQUIVALENTS, END OF PERIOD         $60,374   $47,761
                                                      =======   =======

     The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

                    TECHNOLOGY SOLUTIONS COMPANY

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
=================================================================


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Technology Solutions Company and its subsidiaries ("TSC" or the "Company"). The consolidated balance sheet as of June 30, 1999, the consolidated statements of operations for the three months and six months ended June 30, 1999 and 1998 and the consolidated statements of cash flows for the six months ended June 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 1999 and for all periods presented. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Transition Report on Form 10-K for the seven month transition period ended December 31, 1998 filed with the United States Securities and Exchange Commission (SEC) on March 30, 1999.

Certain reclassifications have been made to prior periods to conform to the current period classification.

NOTE 2 - THE COMPANY

TSC delivers business benefits through consulting and systems integration services that help clients transform customer relationships and improve operations. The Company's clients generally are located throughout the United States and in Europe, Latin America, Canada and Australia.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION-The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions have been eliminated. Acquired businesses are included in the results of operations since their acquisition dates.

FISCAL YEAR CHANGE-On November 22, 1998, the Company's Board of Directors voted to change the fiscal year of the Company from a fiscal year ending on the thirty-first day of May in each year to a calendar year ending on the thirty-first day of December in each year.

REVENUE RECOGNITION-The Company derives substantially all of its revenues from information technology (IT), strategic business and management consulting, systems integration, programming, and packaged software integration and implementation services. The Company recognizes revenue on contracts as work is performed

                    TECHNOLOGY SOLUTIONS COMPANY

=================================================================


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

CASH AND CASH EQUIVALENTS-The Company considers all highly liquid investments readily convertible into cash (with original maturities of three months or less) to be cash equivalents. These short-term investments are carried at cost plus accrued interest, which approximates market.

MARKETABLE SECURITIES-The Company's marketable securities primarily consist of preferred stocks and trading securities. The preferred stocks, all of which are classified as available-for-sale, are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a net after-tax amount in a separate component of stockholders' equity until realized. The Company's investments related to the executive deferred compensation plan are classified as trading securities, with unrealized gains and losses included in the Company's consolidated statements of operations. Realized gains or losses are determined on the specific identification method.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS-The carrying values of current assets and liabilities and long-term receivables approximated their fair values at June 30, 1999 and December 31, 1998. Investments pertaining to minor investments in companies for which fair value is not readily available are believed to approximate their carrying amount.

                    TECHNOLOGY SOLUTIONS COMPANY

=================================================================


STOCK-BASED COMPENSATION-The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company recognizes no compensation expense for its stock option plan or employee stock purchase plan.

INCOME TAXES-The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. The Company does not provide U.S. deferred income taxes on earnings of foreign subsidiaries which are expected to be indefinitely reinvested.

ESTIMATES AND ASSUMPTIONS-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 4 - STOCK OPTIONS

As  of  June 30, 1999, options to purchase 9.6 million shares  of common stock were outstanding and options to purchase an additional 0.6 million shares of common stock were available for grant under the Technology Solutions Company 1996 Stock Incentive Plan.

eLoyalty Corporation, a wholly owned subsidiary of the Company, has adopted the eLoyalty Corporation 1999 Stock Incentive Plan (the "eLoyalty Plan"). The number of eLoyalty common shares initially available for all grants of awards over the term of the eLoyalty Plan is equal to approximately 12 percent of the aggregate number of eLoyalty common shares that would be issued and outstanding after the Asset Transfer (defined in Note 10) and after giving effect to the purchase of eLoyalty common shares by the unaffiliated investors described in Note 10. On July 1, 1999, options to purchase approximately 89 percent of the number of eLoyalty shares initially available for grant under the eLoyalty Plan were issued to certain Company employees, all of which have an exercise price representing the fair market value of an eLoyalty share on the date of grant.

The eLoyalty Plan also provides that, in the event of a spin-off of eLoyalty, substitute options to purchase eLoyalty common shares ("Substitute Options") are available for issuance to holders of those options to purchase the Company's common shares ("Company Options") that were granted prior to June 22, 1999. The number of eLoyalty shares subject to Substitute Options will not exceed the total number of eLoyalty shares that would be distributed in the proposed spin-off with respect to shares of Company common stock equal in number to the shares subject to Company options immediately prior to the spin-off. The terms and conditions of each Substitute Option, such as the term and the schedule of exercisability, shall be the same as those of the Company Option to which the Substitute Option relates.

NOTE 5 - CAPITAL STOCK

During the quarter ended March 31, 1999, the Company repurchased 480,000 shares of the Company's outstanding Common Stock for $4.9 million under a 2,000,000 share repurchase program announced in November 1998. No shares were purchased during the quarter ended June 30, 1999.

                    TECHNOLOGY SOLUTIONS COMPANY

=================================================================


NOTE 6 - EARNINGS (LOSS) PER COMMON SHARE

The Company discloses basic and diluted earnings (loss) per common share in the consolidated statements of operations under the provisions of SFAS No. 128, "Earnings Per Share." Earnings
(loss) per common share assuming dilution is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period presented, including common equivalent shares arising from the assumed exercise of stock options, where appropriate. Earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period presented. All share and per share amounts have been adjusted to reflect all of the Company's prior stock splits.



          Reconciliation of Basic and Diluted Earnings Per Share
                  (In thousands, except per share data)
       -------------------------------------------------------------
           For the Three Months Ended     For the Three Months Ended
                  June 30, 1999                  June 30, 1998
           --------------------------     --------------------------
            Net            Per Common      Net            Per Common
           Income   Shares    Share       Income   Shares    Share
           ------   ------ ----------     ------   ------ ----------

Basic
Earnings
Per Share  $3,919   41,554      $0.09      $7,422   39,855    $0.19
                                =====                         =====
Effect
of
Stock
Options        --    1,366                     --    3,713
           ------   ------                 ------   ------

Diluted
Earnings
Per Share  $3,919   42,920      $0.09      $7,422   43,568    $0.17
           ======   ======      =====      ======   ======    =====

                    TECHNOLOGY SOLUTIONS COMPANY

===================================================================


      Reconciliation of Basic and Diluted (Loss) Earnings Per Share
                  (In thousands, except per share data)
       -------------------------------------------------------------
           For the Six Months Ended       For the Six Months Ended
                  June 30, 1999                  June 30, 1998
           --------------------------     --------------------------
            Net            Per Common      Net            Per Common
           (Loss)   Shares    Share       Income   Shares    Share
           ------   ------ ----------     ------   ------ ----------

Basic
(Loss)
Earnings
Per Share $(2,751)   41,281     $(0.07)   $13,857   39,645     $0.35
                                 =====                         =====
Effect
of
Stock
Options        --        --                    --    3,725
           ------    ------                ------   ------

Diluted
(Loss)
Earnings
Per Share $(2,751)   41,281      $(0.07)   $13,857   43,370    $0.32
           ======    ======       =====    =======   ======    =====

                    TECHNOLOGY SOLUTIONS COMPANY

================================================================


NOTE 7 - COMPREHENSIVE INCOME (LOSS)

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." The Company adopted SFAS No. 130 during the transition period ended December 31, 1998. This statement established new standards for reporting and displaying comprehensive income and its components in the financial statements. The Company's comprehensive income
(loss) was as follows:


                                              For the Three Months Ended
(In thousands)                                          June 30,
                                              --------------------------
                                                   1999             1998
                                              ----------       ---------
Net Income                                        $3,919          $7,422

Accumulated Other Comprehensive (Loss) Income:
   Unrealized Holding Losses of
     Available-for-Sale Securities, Net of Tax       (29)             --
   Cumulative Translation Adjustment,Net of Tax     (694)             15
                                                  ------          ------
    Other Comprehensive (Loss) Income               (723)             15
                                                  ------          ------
Total Comprehensive Income                        $3,196          $7,437
                                                  ======          ======



                                              For the Six Months Ended
(In thousands)                                          June 30,
                                              --------------------------
                                                   1999             1998
                                              ----------       ---------
Net (Loss) Income                                $(2,751)        $13,857

Accumulated Other Comprehensive (Loss) Income:
   Unrealized Holding (Losses) Gains of
     Available-for-Sale Securities, Net of Tax       (52)             65
   Cumulative Translation Adjustment,Net of Tax     (263)           (209)
                                                  ------         -------
    Other Comprehensive (Loss)                      (315)           (144)
                                                 -------         -------
Total Comprehensive (Loss) Income                $(3,066)        $13,713
                                                 =======         =======

                    TECHNOLOGY SOLUTIONS COMPANY

================================================================


NOTE 8 - BUSINESS SEGMENTS

The Company is organized into two business segments which each have their own business focus and service offering expertise - Enterprise Solutions (E-Solutions) and eLoyalty. Each serves the Company's customers in the U.S. and international markets. The Company believes that a structure based on these focused business segments addresses its clients' needs for very specialized industry and systems knowledge and allows its employees the flexibility and opportunity to grow and develop. Each business segment develops its own specific methodologies, tools, project management plans, best practice and benchmark information and templates. The E-Solutions business segment provides IT consulting and business services that help clients in implementing third-party application software packages, cost controls and related services to implement strategic change in an organization. The E-Solutions business segment has competencies in the areas of Enterprise Resource Planning (ERP); Supply Chain Management; e-business; Knowledge management including data warehousing and business intelligence; and Change and Learning Technologies. The eLoyalty business segment provides IT consulting and strategic business consulting services that help clients improve operations, transform customer relationships and build and enhance customer loyalty.

Segment data also includes disclosing corporate infrastructure costs and corporate adjustments separately as corporate and Global Core Services (GCS). The objective of the GCS function is to facilitate local decision-making and support the autonomy of the business segments, practice areas and project managers, while maintaining the internal structure necessary to support TSC's goals. The functional areas within this area include: senior corporate management; accounting; financial reporting; finance; tax; legal; treasury; human resources; employee benefits; marketing; public and investor relations; office operations; recruiting support; training; internal communications; internal technology applications; planning; quality assurance; and insurance. GCS costs also include goodwill amortization.

There are no intersegment revenues. The Company evaluates the performance of its segments and allocates resources to them based on revenues, operating income and receivables.

                    TECHNOLOGY SOLUTIONS COMPANY

================================================================


The table below presents information about the reported revenue, operating income (loss) and receivables of TSC (in thousands) for the three months and six months ended June 30, 1999 and 1998.


                                              Corporate and
Three Months Ended                             Global Core    Consolidated
June 30, 1999         E-Solutions   eLoyalty    Services(a)       Total
------------------    -----------   --------  -------------   ------------
Revenues                  $43,777   $34,634    $     --           $78,411
Operating income          $10,281   $ 8,577    $ (12,604)         $ 6,254
Receivables               $44,217   $45,920    $     --           $90,137

                                              Corporate and
Three Months Ended                             Global Core    Consolidated
June 30, 1998         E-Solutions   eLoyalty    Services(a)       Total
------------------    -----------   --------  -------------   ------------
Revenues                  $57,938   $25,339    $     --           $83,277
Operating income          $15,161   $ 5,885    $ (9,290)          $11,756
Receivables               $47,607   $24,591    $     --           $72,198

(a) Operating results include goodwill amortization of $1,249 and $972 for the three months ended June 30, 1999 and 1998, respectively.


                                              Corporate and
Six Months Ended                               Global Core    Consolidated
June 30, 1999         E-Solutions   eLoyalty    Services(a)       Total
------------------    -----------   --------  -------------   ------------
Revenues                  $89,979   $65,367    $     --           $155,346
Operating income (loss)   $15,512   $15,766    $ (35,822)(b)      $ (4,544)
Receivables               $44,217   $45,920    $     --           $ 90,137


                                              Corporate and
Six Months Ended                               Global Core    Consolidated
June 30, 1998         E-Solutions   eLoyalty    Services(a)       Total
------------------    -----------   --------  -------------   ------------
Revenues                 $108,313   $48,434    $     --           $156,747
Operating income          $26,706   $10,200    $ (14,461)         $ 22,445
Receivables               $47,607   $24,591    $     --           $ 72,198


(a) Operating results include goodwill amortization of $2,573 and $1,877 for the six months ended June 30, 1999 and 1998,respectively.

(b) Operating results includes a restructuring charge of $10,522.

                    TECHNOLOGY SOLUTIONS COMPANY

================================================================


The following is revenue and long-lived asset information by geographic area (in thousands):

Three Months Ended               United        Foreign     Consolidated
June 30, 1999                    States      Subsidiaries       Total
------------------              --------     ------------  ------------
Revenues                        $ 69,148         $ 9,263       $ 78,411
Identifiable assets             $192,473         $33,449       $225,922


Three Months Ended               United        Foreign     Consolidated
June 30, 1998                    States      Subsidiaries       Total
------------------              --------     ------------  ------------
Revenues                        $ 76,855         $ 6,422       $ 83,277
Identifiable assets             $181,895         $19,840       $201,735


Six Months Ended                 United        Foreign     Consolidated
June 30, 1999                    States      Subsidiaries       Total
------------------              --------     ------------  ------------
Revenues                        $136,949         $18,397       $155,346
Identifiable assets             $192,473         $33,449       $225,922

Six Months Ended                 United        Foreign     Consolidated
June 30, 1998                    States      Subsidiaries       Total
------------------              --------     ------------  ------------
Revenues                        $143,258         $13,489       $156,747
Identifiable assets             $181,895         $19,840       $201,735


Foreign revenue is based on the country in which the legal subsidiary is domiciled. No single foreign country's revenue was material to the consolidated revenues of the Company.

                    TECHNOLOGY SOLUTIONS COMPANY

================================================================


NOTE 9 - OTHER EVENTS

On March 30, 1999, the Company announced a number of changes to its business operations and, as a result, the Company recorded a restructuring charge of $10.5 million associated with those changes and the severance of approximately 300 people, primarily consulting personnel. The restructuring charge was determined based on a plan prepared at the time the restructuring actions were approved by management and the Board of Directors. During the six months ended June 30, 1999, the Company used $7.0 million of the restructuring accrual as a result of $5.6 million of costs associated with the severance of approximately 240 employees and $1.4 million in asset write-offs and other costs. The restructuring accrual balance is considered adequate to cover the remaining committed restructuring actions.

Additionally, the Company filed and received preliminary comments from the U.S. Internal Revenue Service regarding the proposed spin-off of the Company's eLoyalty business segment as a non-taxable distribution for U.S. federal income tax purposes. The Company expects to offer not more than 20 percent of the common shares of eLoyalty in an initial public offering (IPO) during the late fall of 1999, with the proposed tax-free distribution of the remaining eLoyalty shares held by the Company in a spin-off to follow at a later date (See Note 10).

NOTE 10 - SUBSEQUENT EVENT

On August 13, 1999, the Company sold 500,000 share of Common Stock (the "Company Shares") to unaffiliated investors in a private placement for cash proceeds of approximately $4.5 million. The investors have a single demand registration right with respect to the Company Shares, which expires twelve months after the date of the purchase.

In   addition,  the   investors  have  committed to  purchase for
$8.4 million approximately 5 percent of the number of common shares (the "eLoyalty Shares") of the Company's wholly owned subsidiary, eLoyalty Corporation, that would be issued and outstanding after the Company completes the proposed transfer to eLoyalty of the assets and liabilities of the business historically conducted as the Company's ECM division  (the "Asset Transfer"). The agreement
with  the   investors   provides  that  the prosposed purchase of
eLoyalty Shares is subject to the receipt of a favorable revenue ruling from the Internal Revenue Service with respect to the proposed tax-free spin-off of eLoyalty to the Company's stockholders, the consummation of the Asset Transfer and certain other customary conditions. The Company has agreed, pursuant to the agreement, to use commercially reasonable efforts to effect the Asset  Transfer as soon as is reasonably practicable after receipt of a favorable revenue ruling. In the event the Asset Transfer is not so consummated and the invesors do not purchase the eLoyalty Shares,
the  Company  could   become   obligated  to  make  a  liquidated
damage payment of $1.2 million to the investors. Alternatively, if the investors purchase the eLoyalty Shares and the proposed initial public offering of eLoyalty common shares or the proposed spin-off of eLoyalty does not occur within one year after the date of the agreement, eLoyalty could become obligated to repurchase the
eLoyalty   Shares   then    held    by    the   investors  at  a
premium totaling $1.2 million over the price paid by the investors for such shares. The agreement further provides that, after the purchase of the eLoyalty Shares, a representative of each of the two investor groups will be appointed to the eLoyalty Board of Directors.

                  TECHNOLOGY SOLUTIONS COMPANY

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
=================================================================

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared With Three Months Ended
 June 30, 1998

Consolidated net revenues for the quarter ended June 30, 1999 decreased 6 percent to $78.4 million compared with $83.3 million for the same period last year. Net revenues from the Enterprise Solutions (E-Solutions) business contributed $43.8 million during the quarter ended June 30, 1999 compared to $57.9 million in the prior period, a decrease of 24 percent. This decrease was mainly due to a decline in the demand for certain services of the E-Solutions business as a result of clients facing budgetary restraints as they focus on Year 2000 issues. This has been evidenced by a reduction in new license sales by the package software vendors such as PeopleSoft and Baan. Net revenues from the eLoyalty business contributed $34.6 million during the quarter ended June 30, 1999 compared to $25.3 million in the prior period, an increase of 37 percent. This improvement was due to an increased demand for eLoyalty consulting services.

Project personnel costs, which represent mainly professional salaries and benefits, decreased slightly to $37.8 million for the quarter ended June 30, 1999 from $38.3 million for the same period last year, a decrease of 1 percent. The decrease was mainly due to a decrease in average professional headcount. Project personnel costs as a percentage of net revenues increased to 48 percent for the quarter ended June 30, 1999 from 46 percent for the same period last year due to lower staff utilization and the decline in E-Solutions revenues.

Other project expenses consist of nonbillable expenses directly incurred for client projects and business development including recruiting fees, sales and marketing expenses, personnel training and provisions for valuation allowances and reserves for potential losses on continuing projects. Other project expenses for the quarter ended June 30, 1999 were $11.4 million, compared with $11.9 million in the comparable period last year, a decrease of $0.5 million, or 4 percent. The decrease in other project expenses primarily included the following: a decrease of $0.9 million in domestic hiring, training, communication and computer expenses due to a decrease in average headcount and a decrease of $0.6 million in domestic practice area development including marketing, business development, travel and sales commissions. These decreases were offset by an increase in the provision for valuation allowances and reserves for potential losses of $0.9 million and an increase in international costs of $0.2 million associated with travel, marketing and business development expenses. Other project expenses as a percentage of net revenues remained virtually unchanged from the same period last year at approximately 14 percent.

Management and administrative support costs decreased $1.6 million to $16.3 million for the quarter ended June 30, 1999 from $17.9 million for the same period last year, a decrease of 9 percent. Approximately $0.6 million of this decrease was attributable to the decrease in Global Core Service (GCS) costs over last year. The decrease in GCS costs versus the same period last year included: decreased expenses in the internal systems and human resources areas of $0.4 million; a decrease in corporate recruiting expenses of $0.4 million as a result of a reduction

                  TECHNOLOGY SOLUTIONS COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (Continued)
=================================================================

in headcount; and a net decrease in various other costs of $0.3 million including corporate legal, finance and investor relations costs. These increases were offset by higher marketing expenses of $0.5 million as a result of increased corporate marketing efforts. The Company also had a decrease of $1.0 million of practice area management and administrative costs. This decrease primarily included a reduction of international expenses of $0.7 million and a reduction in various other domestic management and administrative expenses of $0.5 million, which included items such as recruiting, sales and other expenses. These decreases were partially offset by an increase in regional management and practice area support personnel of $0.2 million.

Goodwill amortization increased to $1.2 million for the quarter ended June 30, 1999 compared to $1.0 million for the same period last year. This increase reflects the effect of the earn-out payments made during the seven month transition period ended December 31, 1998 related to the acquisitions of The Bentley Company, Inc. and Aspen Consultancy Ltd.

Incentive compensation of $5.4 million was accrued during the quarter ended June 30, 1999 compared to $2.4 million for the same period last year. Incentive compensation as a percentage of net revenues increased to 7 percent for the quarter ended June 30, 1999 compared to 3 percent for the same period last year. The increase was due to an increase in the incentive compensation expense for non-vice president personnel to improve employee retention, as well as an increase in vice president incentive compensation expense as a result of the Company meeting its performance target for the quarter. The Company expects to continue to accrue incentive compensation throughout the 1999 calendar year.

Consolidated operating income was $6.3 million for the quarter ended June 30, 1999 compared with consolidated operating income of $11.8 million in the prior period due to the reasons outlined above. Operating income from the E-Solutions business was $10.3 million during the quarter ended June 30, 1999 compared to $15.2 million in the prior period, a decrease of 32 percent. This decrease was mainly due to a decrease in the demand for certain services in the E-Solutions business, lower staff utilization and lower billing rates. Operating income from the eLoyalty business was $8.6 million during the quarter ended June 30, 1999 compared to $5.9 million in the prior period, an increase of 46 percent. This increase was primarily due to an increase in billing rates and the increased demand for eLoyalty services, which was consistent with its higher revenues, offset in part by investments in product development.

Corporate and GCS costs for the quarter ended June 30, 1999 were $12.6 million compared to $9.3 million in the prior period, an increase of 36 percent. The increase in corporate and GCS costs primarily represents a change in the corporate adjustment for incentive compensation. (Note that all corporate adjustments are included in the GCS category.) For the quarter ended June 30, 1998, the Company did not meet certain internal performance targets and, accordingly, recorded a corporate adjustment to reduce the consolidated incentive compensation accrual. However, the Company fully met its internal performance targets in the corresponding 1999 period and, therefore, no incentive compensation adjustment was needed. Because the 1998 period

                  TECHNOLOGY SOLUTIONS COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (Continued)
=================================================================

included an adjustment to reduce consolidated incentive compensation expense while the 1999 period included no such adjustment, the 1999 corporate and GCS total costs increased relative to the corresponding 1998 costs. In addition, goodwill amortization for the quarter ended June 30, 1999 increased from the prior period due to the earn-out payments made related to the acquisitions of The Bentley Company, Inc. and Aspen Consultancy Ltd. These increases were partially offset by the decrease in GCS costs described above in the discussion of management and administrative support costs.

Net investment income for the quarter ended June 30, 1999 was $0.8 million compared to $0.7 million for the same period a year ago. The increase is a result of higher cash and cash equivalent balances for the quarter ended June 30, 1999 compared to the same period a year ago.

The Company's effective tax rate for the quarter ended June 30, 1999 was 44 percent compared to 40 percent for the same period a year ago. The rate for the quarter ended June 30, 1999 was higher than the prior period due to a larger proportion of pre-tax earnings being generated in foreign, high tax-rate jurisdictions.

Weighted average number of common shares outstanding increased primarily due to the exercise of stock options and the issuance of shares under the Company's employee stock purchase plan. Weighted average number of common and common equivalent shares outstanding decreased because the assumed exercise of certain stock options were considered to be antidilutive, and therefore, were excluded from the computation of diluted earnings per share.

RESULTS OF OPERATIONS

Six  Months  Ended June 30, 1999 Compared With Six  Months  Ended
June 30, 1998

Consolidated net revenues for the six months ended June 30, 1999 was $155.3 million, essentially flat with the $156.7 million reported in the same period last year. Net revenues from the E-Solutions business contributed $90.0 million during the six months ended June 30, 1999 compared to $108.3 million in the prior period, a decrease of 17 percent. This decrease was partially due to a decline in the demand for certain services of the E-Solutions business as a result of clients facing budgetary restraints as they focus on Year 2000 issues. This has been evidenced by a reduction in new license sales by the package software vendors such as PeopleSoft and Baan. Net revenues from the eLoyalty business contributed $65.4 million during the six months ended June 30, 1999 compared to $48.4 million in the prior period, an increase of 35 percent. This improvement was due to an increased demand for eLoyalty consulting services.

Project personnel costs, which represent mainly professional salaries and benefits, increased to $78.4 million for the six months ended June 30, 1999 from $72.4 million for the same period last year, an increase of 8 percent. The increase was mainly due to an increase in average professional salaries, partially offset by a decrease in professional headcount. Project personnel costs

                  TECHNOLOGY SOLUTIONS COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (Continued)
=================================================================

as a percentage of net revenues increased to 50 percent for the six months ended June 30, 1999 from 46 percent for the same period last year due to lower staff utilization and the decline in E-Solutions revenues. To reduce these costs and improve utilization, the Company streamlined and refocused the E-Solutions business, which resulted in a restructuring charge of $10.5 million (as discussed further in this section).

Other project expenses consist of nonbillable expenses directly incurred for client projects and business development including recruiting fees, sales and marketing expenses, personnel training and provisions for valuation allowances and reserves for potential losses on continuing projects. Other project expenses for the six months ended June 30, 1999 were $23.5 million, compared with $22.1 million in the comparable period last year, an increase of $1.4 million, or 6 percent. The increase in other project expenses primarily included the following: an increase in the provision for valuation allowances and reserves for potential losses of $1.9 million and an increase in international costs of $0.7 million associated with travel, marketing and business development expenses. These increases were partially offset by a decrease of $1.2 million in domestic practice area development including marketing, business development, travel and sales commissions. Other project expenses as a percentage of net revenues increased to 15 percent for the six months ended June 30, 1999 from 14 percent for the same period last year mainly as a result of the items mentioned above.

Management and administrative support costs increased $1.7 million to $35.1 million for the six months ended June 30, 1999 from $33.4 million for the same period last year, an increase of 5 percent. Approximately $1.6 million of this increase was attributable to the increase in Global Core Service
(GCS) costs over last year. The increase in GCS costs versus the same period last year included: increased expenses in the internal systems and human resources areas of $0.6 million; higher marketing expenses of $0.9 million as a result of increased corporate marketing efforts; and a net increase in various other costs of $0.3 million including corporate legal, finance and investor relations costs. These costs were slightly offset by a decrease in corporate recruiting expenses of $0.2 million as a result of a reduction in headcount. The Company also incurred a slight increase of $0.1 million in practice area management and administrative costs. These costs primarily included additional domestic regional management and practice area support personnel of $0.8 million offset by a decrease in international expenses of $0.4 million and a decrease in various other domestic management and administrative expenses of $0.3 million, which include items such as practice area marketing, recruiting, sales and other expenses.

Goodwill amortization increased to $2.6 million for the six months ended June 30, 1999 compared to $1.9 million for the same period last year. This increase reflects the effect of the earn-out payments made during the seven month transition period ended December 31, 1998 related to the acquisitions of The Bentley Company, Inc. and Aspen Consultancy Ltd.

On  March  30, 1999, the Company announced that it was  making  a

                  TECHNOLOGY SOLUTIONS COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (Continued)
=================================================================

number of changes to its business operations and, as a result, the Company recorded a restructuring charge of $10.5 million associated with those changes and the severance of approximately
300 people, primarily consulting personnel.

Incentive compensation of $9.7 million was accrued during the six months ended June 30, 1999 compared to $4.4 million for the same period last year. Incentive compensation as a percentage of net revenues increased to 6 percent for the six months ended June 30, 1999 compared to 3 percent for the same period last year. The increase was primarily due to an increase in the bonus accrual for non-vice president personnel, as well as an increase in vice president incentive compensation expense as a result of the Company meeting its performance targets for the six months ended June 30, 1999. The Company expects to continue to accrue incentive compensation throughout the 1999 calendar year.

Consolidated operating loss was $4.5 million for the six months ended June 30, 1999 compared with consolidated operating income of $22.4 million in the prior period, due to the reasons outlined above. Excluding the restructuring charge, consolidated operating income was $6.0 million during the six months ended June 30, 1999. Operating income from the E-Solutions business was $15.5 million during the six months ended June 30, 1999 compared to $26.7 million in the prior period, a decrease of 42 percent. This decrease was mainly due to a decrease in the demand for certain services in the E-Solutions business, lower staff utilization and lower billing rates. Operating income from the eLoyalty business was $15.8 million during the six months ended June 30, 1999 compared to $10.2 million in the prior period, an increase of 55 percent. This increase was primarily due to an increase in billing rates and the increased demand for eLoyalty services, which was consistent with its higher revenues, offset in part by investments in product development.

Corporate and GCS costs for the six months ended June 30, 1999 were $35.8 million compared to $14.5 million in the prior period, an increase of 148 percent. The increase in corporate and GCS costs primarily represents the restructuring charge of $10.5 million as well as a change in the corporate adjustment for incentive compensation. For the six months ended June 30, 1998, the Company did not meet certain internal performance targets and, accordingly, recorded a corporate adjustment to reduce the consolidated incentive compensation accrual. However, the
Company fully met its internal performance targets in the corresponding 1999 period and, therefore, no incentive compensation adjustment was needed. In addition, goodwill amortization for the six months ended June 30, 1999 increased from the prior period due to the earn-out payments related to the acquisitions of The Bentley Company, Inc. and Aspen Consultancy Ltd. Finally, GCS costs also increased due to an increase in management and administrative support costs, as previously described. Excluding the restructuring charge, GCS costs were $25.3 million for the six months ended June 30, 1999, an increase of 75 percent over the prior period.

Net investment income for the six months ended June 30, 1999 was $1.6 million compared to $1.3 million for the same period a year ago. The increase is a result of higher cash and cash equivalent

                  TECHNOLOGY SOLUTIONS COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (Continued)
=================================================================

balances for the six months ended June 30, 1999 compared to the same period a year ago.

The Company's effective tax rate for the six months ended June 30, 1999 was an 8 percent benefit compared to a 42 percent provision for the same period a year ago. The rate for the six months ended June 30, 1999 was unusually low due to a portion of the foreign restructuring charge being generated in lower tax-rate jurisdictions. As the restructuring charge accounted for the pre-tax loss, the consolidated effective tax rate was lower this period than in the prior period.

Weighted average number of common shares outstanding increased primarily due to the exercise of stock options and the issuance of shares under the Company's employee stock purchase plan, partially offset by the repurchase of treasury shares. Weighted average number of common and common equivalent shares outstanding decreased because there were no share adjustments for the effect of stock options as the assumed exercise of options would have been antidilutive.

On March 30, 1999, the Company filed and received preliminary comments from the U.S. Internal Revenue Service regarding the proposed spin-off of the Company's eLoyalty business segment as a non-taxable distribution for U.S. federal income tax purposes. The Company expects to offer not more than 20 percent of the common shares of eLoyalty in an initial public offering (IPO) during the late fall of 1999, with the proposed tax-free distribution of the remaining eLoyalty shares held by the Company in a spin-off to follow at a later date.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $0.4 million and $4.2 million for the six months ended June 30, 1999 and 1998, respectively. Operating cash flow for the six months ended
June 30, 1999 included the restructuring charge and other favorable working capital activities. This benefit was offset by an increase in net receivables of $18.9 million mainly due to the growth in eLoyalty's revenues as well as cash outlays related to the restructuring charge.

The Company's significant amounts of cash, cash equivalents and marketable securities provide ample liquidity to handle the Company's current cash requirements.

Net cash provided by investing activities was $0.4 million for the six months ended June 30, 1999. The Company purchased $1.5 million of available-for-sale securities and received $2.8 million from the sale of available-for-sale securities. The proceeds from available-for-sale securities were transferred to cash and cash equivalents and reinvested in ongoing business activities.

Capital expenditures for the six months ended June 30, 1999 were $0.9 million. Capital expenditures may continue at the current rate throughout the 1999 calendar year. The Company currently has no material commitments for capital expenditures.

                  TECHNOLOGY SOLUTIONS COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (Continued)
=================================================================

The Company has a $10.0 million unsecured line of credit facility (the "Facility") with Bank of America National Trust and Savings Association (Bank of America). The agreement expires October 4, 1999. At the Company's election, loans made under the Facility bear interest at either the Bank of America reference rate or the applicable Eurodollar interest rate plus
0.75 percent. The unused line fee is 0.125 percent of the unused portion of the commitment. The Facility requires, among other things, the Company to maintain certain financial ratios. As of June 30, 1999, the Company was in compliance with these financial ratio requirements. As of June 30, 1999, no borrowings had been made under the Facility.

NEW ACCOUNTING STANDARDS

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for financial statements issued for periods ending after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

SUBSEQUENT EVENTS

On August 13, 1999, the Company sold 500,000 share of Common Stock (the "Company Shares") to unaffiliated investors in a private placement for cash proceeds of approximately $4.5 million. The investors have a single demand registration right with respect to the Company Shares, which expires twelve months after the date of the purchase.

In   addition,   the   investors have committed  to  purchase for
$8.4 million approximately 5 percent of the number of common shares (the "eLoyalty Shares") of the Company's wholly owned subsidiary, eLoyalty Corporation, that would be issued and outstanding after the Company completes the proposed transfer to eLoyalty of the assets and liabilities of the business historically conducted as the Company's ECM division  (the "Asset Transfer"). The agreement
with  the   investors   provides  that  the prosposed purchase of
eLoyalty Shares is subject to the receipt of a favorable revenue ruling from the Internal Revenue Service with respect to the proposed tax-free spin-off of eLoyalty to the Company's stockholders, the consummation of the Asset Transfer and certain other customary conditions. The Company has agreed, pursuant to the agreement, to use commercially reasonable efforts to effect the Asset  Transfer as soon as is reasonably practicable after receipt of a favorable revenue ruling. In the event the Asset Transfer is not so consummated and the investors do not purchase the eLoyalty Shares,
the  Company  could   become   obligated  to  make  a  liquidated
damage payment of $1.2 million to the investors. Alternatively, if the investors purchase the eLoyalty Shares and the proposed initial public offering of eLoyalty common shares or the proposed spin-off of eLoyalty does not occur within one year after the date of the agreement, eLoyalty  could  become  obligated to repurchase
the    eLoyalty    Shares   then  held  by  the  investors  at  a
premium totaling $1.2 million over the price paid by the investors for such shares. The agreement further provides that, after the purchase of the eLoyalty Shares, a representative of each of the two investor groups will be appointed to the eLoyalty Board of Directors.


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

The Company has conducted an assessment of its computer information systems by inventorying related hardware and software systems and has determined the nature and extent of the work required to ensure that its internal systems are Year 2000 compliant. The majority of the software used by the Company has been purchased as packaged software. A minimal customization practice has been followed to support a more direct transition from an older version of a packaged software application to a newer version of the same application. The Company's internal systems can be grouped into three principal categories - its accounting and human resources software, its legacy systems that perform a variety of processes, and its office automation software products. With respect to the suite of software products licensed by the Company and relied upon in the administration of accounting and human resources functions, which was licensed by the Company in the first quarter of its 1997 fiscal year, the licensor has indicated that the version currently employed by the Company is not currently Year 2000 compliant and, therefore, the

                  TECHNOLOGY SOLUTIONS COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (Continued)
=================================================================

Company has replaced the production and development versions with newer ones that are Year 2000 compliant. The Company plans to apply future patches to address the Year 2000 issue as they are made available. Based on currently available information, the Company believes the expense associated with these efforts will not be material. The Company expects that additional issues concerning Year 2000 compliance will be reported by the licensor to the Company and updates will be provided by the licensor. The Company has received the most recent updates and enhancements pursuant to a software support service agreement presently in place with the licensor, an agreement which is in effect and that the Company does not currently intend to terminate. Provided that the licensor gives such assurances concerning the updates and enhancements to its software product suite, the Company does not expect that it will incur additional expense aside from the cost of the software support service agreement in order to bring its accounting and human resources software package into Year 2000 compliance.

Other important internal business processes of the Company, such as time and expense reporting and labor distribution, (and their associated back-office functions), are performed by legacy systems that have been re-written to be Year 2000 compliant. The remaining office automation products have been inventoried and each vendor has been contacted for the product's Year 2000 status. All identified products have either been upgraded with patches, entirely replaced, determined to be Year 2000 compliant, or shown to possess no date-associated functions within the product. The Company estimates that it is nearly completed with the compliance project effort, and expects that the identified systems will be compliant as of December 30, 1999. The Company estimates that the cost associated with replacing/upgrading these systems, excluding labor costs, will be less than $0.3 million, and has provided for the replacement of these systems in its operating and capital budgets for calendar year 1999.

Vendors of the standard software packages have been contacted and patches and/or newer versions of the applications have been secured. Distribution of the patches and newer versions of the software will occur in the third and fourth quarters of the calendar year 1999.

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

In addition to the Company's internal systems, the Company relies on third party vendors in the conduct of its business. For example, third party vendors handle the payroll function for the Company, and the Company also relies on the services of telecommunication companies, banks, utilities, and commercial

                  TECHNOLOGY SOLUTIONS COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (Continued)
=================================================================

airlines, among others. The Company has sought assurances from its material vendors and suppliers that there will be no interruption of service as a result of the Year 2000 issue, and to the extent such assurances have not been given, the Company is finalizing contingency plans to mitigate the effects on the conduct of the Company's business in the event the Year 2000 issue results in the unavailability of services. There can be no assurance that any contingency plans developed by the Company will prevent any such service interruption on the part of one or more of the Company's third party suppliers from having a material adverse effect on the Company's business, operating results and financial condition. In addition, the failure on the part of the accounting systems of the Company's clients due to the Year 2000 issue could result in a delay in the payment of invoices issued by the Company for services and expenses. A failure of the accounting systems of a significant number of the Company's clients would have a material adverse effect on the Company's business, operating results and financial condition.

The Company has generally refrained from performing Year 2000 remediation services for its clients. It is possible, however, that former, present and future clients could assert that certain services performed by the Company from time to time involve, or are related to, the Year 2000 issue. The Company has recommended, implemented and customized various third party software packages for its clients, and to the extent that such software programs may not be Year 2000 compliant, the Company could be subjected to claims as a result thereof. Since the Company's inception in 1988, it also has designed and developed software and systems for its clients. Due to the large number of such engagements undertaken by the Company over the years, there can be no assurance that all such software programs and systems will be Year 2000 compliant, which could also result in the assertion of claims against the Company.

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

Due to the complexity of the Year 2000 issue, upon any failure of critical client systems or processes that may be directly or indirectly connected or related to systems or software designed, developed, customized or implemented by the Company as described above, the Company may be subjected to claims, regardless of whether the failure is related to the services provided by the Company. There can be no assurance that the Company would be able to establish that it did not cause or contribute to the failure of a critical client system or process. There also can be no assurance that the contractual protections, if any, secured by

                  TECHNOLOGY SOLUTIONS COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (Continued)
=================================================================

the Company in connection with any past, present or future clients will operate to insulate the Company from, or limit the amount of, any liability arising from claims asserted against the Company. If asserted, the resolution of such claims (and the associated defense costs) could have a material adverse effect on the Company's business, operating results and financial condition.

                  TECHNOLOGY SOLUTIONS COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (Continued)
=================================================================

This Form 10-Q includes or may include certain forward-looking statements that involve risks and uncertainties. This Form 10-Q
contains   certain  forward-looking  statements  concerning   the
Company's   financial  position,  business   strategy,   budgets,
projected costs and plans and objectives of management for future operations as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions. Although the Company believes its expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form 10-Q include, among others, the pace of technological change, the Company's ability to manage growth and attract and retain employees, general business and economic conditions in the Company's operating regions, market conditions and competitive and other factors, all as more fully described in the Company's Transition Report on Form 10-K for the transition period ended December 31, 1998 under Management's Discussion and Analysis of
Financial   Condition  and  Results  of  Operations  "Assumptions
Underlying Certain Forward-Looking Statements and Factors that May Affect Future Results" and elsewhere from time to time in the Company's other SEC reports. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Actual results may vary materially.

                  TECHNOLOGY SOLUTIONS COMPANY

                   PART II.  OTHER INFORMATION
===================================================================

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        TSC's 1999 Annual Meeting of Stockholders (the
        "Annual Meeting") was held on April 28, 1999.
        Represented at the Annual Meeting, either in person or by proxy, were 36,181,406 voting shares. The following actions were taken by a vote of TSC's stockholders at the Annual Meeting:

        1. Messrs. Michael J. Murray, Stephen B. Oresman and
           Raymond P. Caldiero were elected to serve as members of TSC's Board of Directors receiving 34,491,342, 30,027,000 and 34,485,842 votes in favor of election, respectively, and 1,690,064, 6,154,406 and 1,695,564 votes withheld, respectively.
           There were no votes against, abstentions or broker non-votes with respect to the election of any nominee named above. In addition, the terms of office for Messrs. Purcell and Waltrip continue until the 2000 Annual Meeting, and Messrs. Kohler and Zucchini continue until the 2001 Annual Meeting.

        2. The appointment of PricewaterhouseCoopers LLP as independent auditors for TSC for its fiscal year ending December 31, 1999 was ratified: 36,110,559 votes were cast for the ratification; 53,929 votes were cast against the ratification and there were 16,918 abstentions. There were no votes withheld or broker non-votes.

ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

     (a)         See Exhibit Index







        All other items in Part II are either not applicable to the Company during the quarter ended June 30, 1999, the answer is negative, or a response has been previously reported and an additional report of the information is not required, pursuant to the instructions to Part II.

                           SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of August 1999.



                            TECHNOLOGY SOLUTIONS COMPANY





Date:  August 16, 1999      By:    /s/ TIMOTHY P. DIMOND
                                   _____________________
                                       Timothy P. Dimond
                                  Chief Financial Officer

                  TECHNOLOGY SOLUTIONS COMPANY




                          EXHIBIT INDEX




     EXHIBIT
     NUMBER       DESCRIPTION
     --------     -----------

         4.1 First Amendment to Technology Solutions Company 1996 Stock Incentive Plan

         4.2      Technology Solutions Company
                   Non-Statutory Stock Option Agreement

         4.3 First Amendment to Technology Solutions Company 1995 Employee Stock Purchase Plan

        10.1      Employment Agreement of Timothy P. Dimond

          27      Financial Data Schedule