Form 10-Q
period 1999-09-30
TECHNOLOGY SOLUTIONS COMPANY
filed 1999-11-12
CIK 877645

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON D.C.  20549

                          FORM 10-Q
                      ----------------


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended September 30, 1999

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

  As of November 01, 1999, there were outstanding 42,893,218 shares of TSC Common Stock, par value $.01.

                  TECHNOLOGY SOLUTIONS COMPANY
                       Index to Form 10-Q
---------------------------------------------------------------


                             Part I
                                                          Page
                                                         Number
                                                         ------
FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

   Consolidated Balance Sheets as of
     September 30, 1999 and December 31, 1998                3

   Consolidated Statements of Income
     for the Three Months and Nine Months
     Ended September 30, 1999 and 1998                       4

   Consolidated Statements of Cash Flows
     for the Nine Months Ended September 30, 1999 and 1998   5

   Notes to Consolidated Financial Statements                6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS    18


                             Part II

OTHER INFORMATION

   Item 2                                                   30

   Item 6                                                   30

SIGNATURES                                                  31

EXHIBIT INDEX                                               32




---------------------------------------------------------------
                               Page 2

                      PART I.  FINANCIAL INFORMATION
===============================================================
ITEM 1.  Financial Statements
                       TECHNOLOGY SOLUTIONS COMPANY
                        CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share data)
                                  ASSETS
                                  ------
                                                September 30,  December 31,
                                                        1999       1998
                                                    ----------  ----------
                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                         $  84,068    $  59,473
  Marketable securities                                24,611       25,269
  Receivables, less allowance
   for doubtful receivables of $5,710 and $4,845       77,630       69,212
  Deferred income taxes                                18,279       15,297
  Other current assets                                 10,599       13,764
                                                      -------      -------
    Total current assets                              215,187      183,015

COMPUTERS, FURNITURE AND EQUIPMENT, NET                 7,069        9,372

COST IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES    13,397       17,901

LONG-TERM RECEIVABLES AND OTHER                         6,639        8,811
                                                     --------     --------
    Total assets                                     $242,292     $219,099
                                                     ========     ========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                   $  2,766     $  3,263
  Accrued compensation and related costs               30,271       25,184
  Deferred compensation                                17,200       16,494
  Restructuring accrual                                 2,121          --
  Other current liabilities                             9,121        5,913
                                                      -------      -------
    Total current liabilities                          61,479       50,854
                                                      -------      -------
COMMITMENTS AND CONTINGENCIES                              --           --

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; shares authorized--
     10,000,000; none issued                               --           --
  Common stock, $.01 par value; shares authorized--
     100,000,000; shares issued -- 42,858,978             429          412
  Capital in excess of par value                      103,915       94,886
  Retained earnings                                    77,539       76,938
  Accumulated other comprehensive loss:
     Unrealized holding loss, net                         (75)          (9)
     Cumulative translation adjustment                   (995)      (1,336)
                                                     --------     --------
                                                      180,813      170,891
Less: Treasury stock, at cost (0 and 275,911 shares)       --       (2,646)
                                                     --------     --------
      Total stockholders' equity                      180,813      168,245
                                                     --------     --------
      Total liabilities and stockholders' equity     $242,292     $219,099
                                                     ========     ========

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

-----------------------------------------------------------------------------
                                 Page 3

                       TECHNOLOGY SOLUTIONS COMPANY

                     CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share data)



                                       For the Three        For the Nine
                                        Months Ended        Months Ended
                                       September 30,       September 30,
                                       ---------------     -----------------
                                        1999      1998       1999       1998
                                       -----     -----     ------      -----
                                         (Unaudited)        (Unaudited)

REVENUES                             $74,304   $84,493    $229,650  $241,240
                                     -------   -------    --------  --------

COSTS AND EXPENSES:
Project personnel                     35,601    39,013     114,043   111,453
Other project expenses                11,816    13,430      35,321    35,575
Management and
 administrative support               14,286    17,479      49,427    50,914
Goodwill amortization                  1,248     1,161       3,821     3,038
Costs related to
  eLoyalty transaction                 1,117        --       1,117        --
Restructuring charge                      --        --      10,522        --
Incentive compensation                 4,986     5,477      14,693     9,882
                                     -------    ------     -------   -------
                                      69,054    76,560     228,944   210,862
                                     -------    ------     -------   -------

OPERATING INCOME                       5,250     7,933         706    30,378
                                     -------    ------     -------   -------
OTHER INCOME (EXPENSE):
Net investment income                    907       802       2,534     2,171
Interest expense                         (63)      (33)       (132)      (73)
                                     -------    ------     -------   -------
                                         844       769       2,402     2,098
                                     -------    ------     -------   -------

INCOME BEFORE INCOME TAXES             6,094     8,702       3,108    32,476

INCOME TAX PROVISION                   2,742     3,593       2,507    13,510
                                     -------    ------      ------   -------

NET INCOME                           $ 3,352    $5,109      $  601   $18,966
                                     =======    ======      ======   =======

EARNINGS PER COMMON SHARE            $  0.08    $ 0.13      $ 0.01   $  0.48
                                     =======    ======      ======   =======

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING           42,369    40,446      41,722    39,915
                                     =======    ======      ======   =======

EARNINGS PER COMMON SHARE
  ASSUMING DILUTION                   $ 0.08    $ 0.12      $ 0.01    $ 0.44
                                     =======    ======      ======   =======

WEIGHTED AVERAGE NUMBER
  OF COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                  44,422    43,347      43,239    43,352
                                     =======    ======      ======   =======


The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

-----------------------------------------------------------------------------
                                 Page 4

                       TECHNOLOGY SOLUTIONS COMPANY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                                        For the
                                                   Nine Months Ended
                                                      September 30,
                                                   -----------------
                                                     1999      1998
                                                   ------     ------
                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                       $   601   $ 18,966
 Restructuring charge                              10,522         --
 Adjustments to reconcile net income to net
  cash from operating activities:
   Depreciation and amortization                    7,631      7,082
   Provisions for receivable valuation
    allowances and reserves for
     possible losses                                4,413      1,720
   (Gain) loss on sale of investments                (102)        25
   Deferred income taxes                           (3,010)     1,410

   Changes in assets and liabilities:
    Receivables                                   (13,507)   (33,886)
    Purchases of trading securities
     related to deferred compensation program        (706)    (4,786)
    Refundable income taxes                            --      1,569
    Other current assets                            2,282     (7,687)
    Accounts payable                                 (446)     1,974
    Accrued compensation and related costs          5,202      4,298
    Deferred compensation funds from employees        706      4,786
    Other current liabilities                           9      2,909
    Other assets                                    1,905       (837)
                                                  -------    -------
     Net cash provided by
      (used in) operating activities               15,500     (2,457)
                                                  -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of available-for-sale securities         (1,500)    (7,675)
 Proceeds from available-for-sale securities        2,820      4,065
 Proceeds from held-to-maturity investments            --      2,520
 Capital expenditures, net                         (1,847)    (4,021)
 Net assets of acquired businesses                     --     (4,849)
 Capitalized lease obligation                          --        (70)
                                                  -------    -------
     Net cash used in investing activities           (527)   (10,030)
                                                  -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercise of stock options            5,990      4,282
 Proceeds from employee stock purchase plan         3,017      3,452
 Purchase of treasury stock                        (4,930)        --
 Investment by venture capital firms                4,506         --
                                                  -------    -------
     Net cash provided by financing activities      8,583      7,734
                                                  -------    -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                               1,039     (1,425)
                                                  -------    -------
INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                         24,595     (6,178)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     59,473     42,722
                                                  -------    -------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $84,068    $36,544
                                                  =======    =======
The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

-----------------------------------------------------------------------------
                                 Page 5

                       TECHNOLOGY SOLUTIONS COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
=======================================================================

NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Technology Solutions Company and its subsidiaries (TSC or the
Company).    The    consolidated    balance    sheet    as     of
September 30, 1999, the consolidated statements of income for the three months and nine months ended September 30, 1999 and 1998 and the consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1999 and for all periods presented. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Transition Report on Form 10-K for the seven month transition period ended December 31, 1998 filed with the United States Securities and Exchange Commission
(SEC) on March 30, 1999.Certain reclassifications have been made to prior periods to conform to the current period classification.

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

------------------------------------------------------------------
                          Page 6

                    TECHNOLOGY SOLUTIONS COMPANY

==================================================================

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

FAIR VALUE OF FINANCIAL INSTRUMENTS--The carrying values of current assets and liabilities and long-term receivables approximated their fair values at September 30, 1999 and December 31, 1998. Investments pertaining to minor investments in companies for which fair value is not readily available are believed to approximate their carrying amount.

STOCK-BASED COMPENSATION--The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company recognizes no compensation expense for its stock option plan or employee stock purchase plan.


------------------------------------------------------------------
                          Page 7

                    TECHNOLOGY SOLUTIONS COMPANY

==================================================================

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

NOTE 4 -- STOCK OPTIONS

As of September 30, 1999, options to purchase 8.9 million shares of common stock were outstanding and options to purchase an additional 0.8 million shares of common stock were available for grant under the Technology Solutions Company 1996 Stock Incentive Plan.

eLoyalty  Corporation,  a  wholly  owned subsidiary of the
Company, has adopted the eLoyalty Corporation 1999 Stock Incentive Plan (the "eLoyalty Plan"). The number of eLoyalty Corporation common shares initially available for all grants of awards over the term of the eLoyalty Plan is equal to approximately 12 percent of the aggregate number of eLoyalty Corporation common shares that would be issued and outstanding immediately after the Asset Transfer (defined in Note 9) and after giving effect to the purchase of eLoyalty Corporation common shares by the unaffiliated venture capital firms described in Note 9. As of September 30, 1999, options to purchase approximately 96% of the number of eLoyalty Corporation common shares initially available for grant under the eLoyalty Plan had been issued, all of which have an exercise
price   representing  the  fair  market  value  of  an   eLoyalty
Corporation common share on the date of grant.

It is expected that the eLoyalty Plan will be amended to provide that, in the event of a spin-off of eLoyalty Corporation, substitute options to purchase eLoyalty Corporation common shares (Substitute Options) will be granted to those holders of options to purchase the Company's common shares (Company Options). The Substitute Options will be granted as follows: (a) Company Options held by persons who either become employed by eLoyalty Corporation or become directors of eLoyalty Corporation (but do not remain directors of the Company) immediately after the spin-off will be converted solely into Substitute Options. The Substitute Options will preserve the difference between the market value of the stock subject to the Company Option and the exercise price of the Company Option by adjusting the number of shares purchasable and the exercise price, based on a comparison of the trading price of the Company's common stock, including the value of eLoyalty common stock and the trading price of eLoyalty common stock on a "when-issued" basis. The Substitute Option will take into account all employment with both the Company and eLoyalty for purposes of determining when the option becomes exercisable and when it terminates. All other terms of the Substitute Option will be the same as the current Company Option.

------------------------------------------------------------------
                          Page 8

                    TECHNOLOGY SOLUTIONS COMPANY

==================================================================

(b) Company Options held by all other persons that were granted prior to June 22, 1999 will be converted into Substitute Options and adjusted Company Options. The Company Options will be converted in a manner that preserves the aggregate exercise price of each option, which will be allocated between the adjusted Company Option and the Substitute Option based on a comparison of the trading price of the Company's common stock, excluding the value of eLoyalty common stock and the trading price of eLoyalty common stock on a "when-issued" basis. Both options, when combined, will preserve the intrinsic value of the existing option, and each will preserve the ratio of the exercise price to the fair market value of the stock subject to the option. The terms and conditions of each Substitute Option, such as the term and the schedule of exercisability, shall be the same as those of the Company Option to which the Substitute Option relates. (c) Company Options that were granted after June 21, 1999 will not be adjusted as described above, but instead will continue solely as an option to purchase shares of the Company's common stock. Each of these options will be adjusted to reflect the spin-off, based on a comparison of the trading price of the Company's common stock, including the value of eLoyalty common stock, and the trading price of the Company's common stock, excluding the value of eLoyalty common stock and will preserve the intrinsic value of the option and the ratio of the exercise price to the fair market value of the stock.

NOTE 5 -- CAPITAL STOCK

During the quarter ended March 31, 1999, the Company repurchased 480,000 shares of the Company's outstanding Common Stock for $4.9 million under a 2,000,000 share repurchase program announced in November 1998. As of September 30, 1999, 1,520,000 shares were available to be purchased under the share repurchase program. No shares were repurchased during the quarters ended June 30, 1999 or September 30, 1999.

------------------------------------------------------------------
                          Page 9

                    TECHNOLOGY SOLUTIONS COMPANY

==================================================================

NOTE 6 -- EARNINGS PER COMMON SHARE

The Company discloses basic and diluted earnings per common share in the consolidated statements of income under the provisions of SFAS No. 128, "Earnings Per Share." Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. Earnings per common share assuming dilution is computed by dividing net income by the weighted average number of common shares outstanding during each period presented, including common equivalent shares arising from the assumed exercise of stock options, where appropriate. All share and per share amounts have been adjusted to reflect all of the Company's prior stock splits.


             Reconciliation of Basic and Diluted Earnings Per Share
                       (In thousands, except per share data)
            -------------------------------------------------------
             For the Three Months             For the Three Months
                   Ended                            Ended
              September 30, 1999               September 30, 1998
            -----------------------         ------------------------
                               Per                             Per
               Net            Common          Net             Common
             Income  Shares   Share          Income  Shares   Share
            -------  ------   ------         ------  ------  --------
Basic
Earnings
Per Share    $3,352  42,369    $0.08         $5,109  40,446    $0.13
                               =====                           =====
Effect of
Stock
Options          --   2,053                     --    2,901
             ------  ------                  ------  ------
Diluted
Earnings
Per Share    $3,352  44,422    $0.08         $5,109  43,347    $0.12
             ======  ======    =====         ======  ======    =====


------------------------------------------------------------------
                          Page 10

                    TECHNOLOGY SOLUTIONS COMPANY

=====================================================================




             Reconciliation of Basic and Diluted Earnings Per Share
                       (In thousands, except per share data)
            ---------------------------------------------------------
             For the Nine Months             For the Nine Months
                   Ended                            Ended
              September 30, 1999               September 30, 1998
            -----------------------         -------------------------
                               Per                             Per
               Net            Common          Net             Common
             Income   Shares   Share          Income  Shares   Share
            -------  -------   ------         ------  ------  -------
Basic
Earnings
Per Share     $601   41,722     $0.01        $18,966   39,915   $0.48
                                =====                           =====
Effect of
Stock
Options         --    1,517                       --    3,437
              ----   ------                  -------   ------
Diluted
Earnings
Per Share     $601   43,239     $0.01        $18,966   43,352   $0.44
              ====   ======     =====        =======   ======   =====

---------------------------------------------------------------------
                          Page 11

                    TECHNOLOGY SOLUTIONS COMPANY

==================================================================

NOTE 7 -- COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." The Company adopted SFAS No. 130 during the transition period ended December 31, 1998. This statement established new standards for reporting and displaying comprehensive income and its components in the financial statements. The Company's comprehensive income was as follows:


                                                      For the Three
                                                       Months Ended
(In thousands)                                         September 30,
                                                   ------------------
                                                    1999        1998
                                                   ------      ------
Net Income                                         $3,352      $5,109

Accumulated Other Comprehensive Income (Loss):
 Unrealized Holding (Losses) Gains on
  Available-for-Sale Securities, Net of Tax           (14)         68

 Cumulative Translation Adjustment, Net of Tax        604      (1,562)
                                                   ------      ------
  Other Comprehensive Income (Loss)                   590      (1,494)
                                                   ------      ------
Total Comprehensive Income                         $3,942      $3,615
                                                   ======      ======


                                                       For the Nine
                                                       Months Ended
(In thousands)                                         September 30,
                                                   ------------------
                                                    1999        1998
                                                   ------      ------
Net Income                                        $   601     $18,966

Accumulated Other Comprehensive Income (Loss):
 Unrealized Holding (Losses) Gains on
  Available-for-Sale Securities, Net of Tax           (66)        133

  Cumulative Translation Adjustment, Net of Tax       341      (1,771)
                                                  -------     -------
   Other Comprehensive Income (Loss)                  275      (1,638)
                                                  -------     -------
Total Comprehensive Income                        $   876     $17,328
                                                  =======     =======


------------------------------------------------------------------
                          Page 12

                    TECHNOLOGY SOLUTIONS COMPANY

==================================================================

NOTE 8 -- BUSINESS SEGMENTS

The Company is organized into two business segments which each have their own business focus and service offering expertise - Enterprise Solutions (E-Solutions) and eLoyalty. Each serves the Company's customers in the U.S. and international markets. The Company believes that a structure based on these focused business segments addresses its clients' needs for very specialized industry and systems knowledge and allows its employees the flexibility and opportunity to grow and develop. Each business segment develops its own specific methodologies, tools, project management plans, best practice and benchmark information and templates. The E-Solutions business segment has specialized expertise in helping organizations access the ability of their current systems to meet the changing and often increasing demands of business. E-Solutions is a recognized leader in packaged software implementation and integration, supply chain management, e-business and knowledge management. The eLoyalty business is a leading global information technology services company focused on providing enterprise-wide solutions across all customer access channels, including the Internet, that are designed to result in lasting and profitable customer relations for its clients.

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


------------------------------------------------------------------
                          Page 13

                    TECHNOLOGY SOLUTIONS COMPANY

================================================================================

The table below presents information about the reported revenue, operating income (loss) and receivables of TSC (in thousands) for the three months and nine months ended September 30, 1999 and 1998.


                                                     Corporate and
Three Months Ended                                   Global Core   Consolidated
September 30, 1999       E-Solutions    eLoyalty      Services (a)      Total
------------------       -----------    --------    --------------  -----------
Revenues                    $36,278      $38,026      $    --        $  74,304
Operating income            $ 9,302      $10,168      $(14,220)(b)   $   5,250
Receivables                 $37,291      $46,049      $    --        $  83,340

                                                     Corporate and
Three Months Ended                                   Global Core   Consolidated
September 30, 1998       E-Solutions    eLoyalty      Services (a)      Total
------------------       -----------    --------    --------------  -----------
Revenues                    $57,260      $27,233      $    --        $  84,493
Operating income            $14,334      $ 5,695      $(12,096)      $   7,933
Receivables                 $53,222      $31,867      $    --        $  85,089

(a) Operating results include goodwill amortization of $1,248 and $1,161 for the three months ended September 30, 1999 and 1998, respectively.

(b) Operating results include costs related to the eLoyalty transaction of $1,117.


                                                     Corporate and
Nine Months Ended                                    Global Core   Consolidated
September 30, 1999       E-Solutions    eLoyalty      Services (a)      Total
------------------       -----------    --------    --------------  -----------
Revenues                   $126,257     $103,393       $    --        $229,650
Operating income           $ 24,814     $ 25,934       $(50,042)(b)   $    706
Receivables                $ 37,291     $ 46,049       $    --        $ 83,340


                                                     Corporate and
Nine Months Ended                                    Global Core   Consolidated
September 30, 1998       E-Solutions    eLoyalty      Services (a)      Total
------------------       -----------    --------    --------------  -----------
Revenues                   $165,573      $75,667       $    --        $241,240
Operating income           $ 41,040      $15,895       $(26,557)      $ 30,378
Receivables                $ 53,222      $31,867       $    --        $ 85,089

(a) Operating results include goodwill amortization of $3,821 and $3,038 for the nine months ended September 30, 1999 and 1998, respectively.

(b) Operating results includes a restructuring charge of $10,522 and costs related to the eLoyalty transaction of $1,117.


-------------------------------------------------------------------------------
                          Page 14

                    TECHNOLOGY SOLUTIONS COMPANY

======================================================================

The following is revenue and long-lived asset information by geographic area (in thousands):


Three Months Ended               United     Foreign     Consolidated
September 30, 1999               States   Subsidiaries      Total
-------------------             --------  ------------  ------------
Revenues                        $ 64,692     $ 9,612       $ 74,304
Identifiable assets             $206,334     $35,958       $242,292


Three Months Ended               United     Foreign     Consolidated
September 30, 1998               States   Subsidiaries      Total
-------------------             --------  ------------  ------------
Revenues                        $ 76,467     $ 8,026       $ 84,493
Identifiable assets             $186,564     $23,715       $210,279


Nine Months Ended                United     Foreign     Consolidated
September 30, 1999               States   Subsidiaries     Total
-------------------             --------  ------------  ------------
Revenues                        $201,641     $28,009       $229,650
Identifiable assets             $206,334     $35,958       $242,292


Nine Months Ended                United     Foreign     Consolidated
September 30, 1998               States   Subsidiaries      Total
-------------------             --------  ------------  ------------
Revenues                        $219,725     $21,515       $241,240
Identifiable assets             $186,564     $23,715       $210,279


Foreign revenue is based on the country in which the legal subsidiary is domiciled. No single foreign country's revenue was material as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," to the consolidated revenues of the Company.

------------------------------------------------------------------
                          Page 15

                    TECHNOLOGY SOLUTIONS COMPANY

===================================================================

NOTE 9 -- OTHER EVENTS

On March 30, 1999, the Company announced a number of changes to its business operations and, as a result, the Company recorded a restructuring charge of $10.5 million associated with those changes and the severance of approximately 300 people, primarily consulting personnel. The restructuring charge was determined based on a plan prepared at the time the restructuring actions were approved by management and the Board of Directors. During the nine months ended September 30, 1999, the Company used $8.4 million of the restructuring accrual as a result of $6.8 million of costs associated with the severance of approximately 270 employees and $1.6 million in asset write-offs and other costs. The restructuring accrual balance is considered adequate to cover the remaining committed restructuring actions.

On April 8, 1999, the Company filed a private letter ruling request with the U.S. Internal Revenue Service (the IRS)
regarding the proposed spin-off of the Company's eLoyalty business segment as a non-taxable distribution for U.S. federal income tax purposes. On September 23, 1999, the Company announced that it would accelerate the spin-off of its eLoyalty business segment into a separate publicly traded company through a tax-free distribution of all of the Company's eLoyalty Corporation shares to TSC's shareholders. The Company determined that it was not necessary for eLoyalty Corporation to conduct an initial public offering (IPO) prior to effecting the spin-off, which will permit the spin-off to occur in the first quarter of calendar year 2000, subject to the receipt of a favorable IRS tax ruling and other regulatory approvals. Accordingly, during the quarter ended September 30, 1999, the Company expensed $1.1 million in legal and accounting fees incurred in anticipation of the IPO.

During June 1999, the Company entered into an agreement with two venture capital firms whereby these venture capital firms purchased 500,000 shares of the Company's common stock. On August 13, 1999, Technology Crossover Ventures and Sutter Hill Ventures funded to the Company cash proceeds of approximately $4.5 million and the Company delivered 500,000 shares of Common Stock (the "Company Shares") to the venture capital firms. The purchase price of $9.013 per share was equal to the average last reported sales price for the ten consecutive trading days ended June 25, 1999 (the date of the agreement). Both venture capital firms have a single demand registration right with respect to the Company Shares, which expires twelve months after the date of the purchase.

In addition, Technology Crossover Ventures and Sutter Hill Ventures have committed to purchase from eLoyalty Corporation for $8.4 million approximately 5 percent of the number of eLoyalty Corporation common shares (the "eLoyalty Shares") that would be issued and outstanding after the Company completes the proposed transfer to eLoyalty Corporation of the assets and liabilities of the business historically conducted as the Company's eLoyalty business segment (the "Asset Transfer"). The agreement with the


------------------------------------------------------------------
                          Page 16

                    TECHNOLOGY SOLUTIONS COMPANY

===================================================================

venture capital firms provides that the proposed purchase of the eLoyalty Shares is subject to the receipt of a favorable revenue ruling from the IRS with respect to the proposed tax-free spin-off of eLoyalty Corporation to the Company's stockholders, the consummation of the Asset Transfer and certain other customary conditions. The Company has agreed, pursuant to the agreement, to use commercially reasonable efforts to effect the Asset Transfer as soon as is reasonably practicable after receipt of a favorable revenue ruling. In the event the Asset Transfer is not so consummated and the venture capital firms do not purchase the eLoyalty Shares, the Company could become obligated to make a liquidated damage payment of $1.2 million to the venture capital firms. Alternatively, if the venture capital firms purchase the eLoyalty Shares and the proposed spin-off of eLoyalty Corporation does not occur by August 13, 2000, eLoyalty Corporation could become obligated to repurchase the eLoyalty Shares then held by the venture capital firms at a premium totaling $1.2 million over the price paid by the venture capital firms for such shares. The agreement further provides that, after the purchase of the
eLoyalty Shares, a representative of each of the two venture capital firms groups will be appointed to the eLoyalty Corporation Board of Directors.

------------------------------------------------------------------
                          Page 17

                   TECHNOLOGY SOLUTIONS COMPANY

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
===================================================================

RESULTS OF OPERATIONS

Three  Months Ended September 30, 1999 Compared With Three Months
Ended September 30, 1998

Consolidated net revenues for the quarter ended September 30, 1999 decreased 12 percent to $74.3 million compared with
$84.5 million for the same period last year. Net revenues from the Enterprise Solutions (E-Solutions) business contributed $36.3 million during the quarter ended September 30, 1999 compared to $57.3 million in the prior period, a decrease of 37 percent. This decrease was mainly due to a decline in the demand for certain services of the E-Solutions business as a result of clients facing budgetary restraints as they focus on Year 2000 issues. This has been evidenced by a reduction in new license sales by the package software vendors such as PeopleSoft and Baan. Net revenues from the eLoyalty business contributed $38.0 million during the quarter ended September 30, 1999 compared to $27.2 million in the prior period, an increase of 40 percent. This improvement was due to an increased demand for eLoyalty consulting services.

Project personnel costs, which represent mainly professional salaries and benefits, decreased to $35.6 million for the quarter ended September 30, 1999 from $39.0 million for the same period last year, a decrease of 9 percent. The decrease was mainly due to a decrease in average professional headcount. Project personnel costs as a percentage of net revenues increased to 48 percent for the quarter ended September 30, 1999 from 46 percent for the same period last year due to the decline in E-Solutions revenues.

Other project expenses consist of nonbillable expenses directly incurred for client projects and business development. These expenses include recruiting fees, sales and marketing expenses, personnel training and provisions for valuation allowances and reserves for potential losses on continuing projects. Other project expenses for the quarter ended September 30, 1999 were $11.8 million, compared with $13.4 million in the comparable period last year, a decrease of $1.6 million, or 12 percent. The decrease in other project expenses primarily included the following: a decrease of $1.5 million in domestic hiring, training, communication and computer expenses due to a decrease in average headcount; a decrease in international costs of $0.5 million associated with travel, marketing and business development expenses; and a decrease of $0.4 million in various other domestic project expenses which include items such as amortization of software costs, depreciation expense and other costs. These decreases were offset by an increase in the provision for valuation allowances and reserves for potential losses of $0.8 million. Other project expenses as a percentage of net revenues remained unchanged from the same period last year at 16 percent.

Management and administrative support costs decreased $3.2 million to $14.3 million for the quarter ended September 30, 1999 from $17.5 million for the same period last year, a decrease of 18 percent. Approximately $0.1 million of this decrease was

------------------------------------------------------------------
                          Page 18

                   TECHNOLOGY SOLUTIONS COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Continued)
===================================================================

attributable to the decrease in Global Core Service (GCS) costs over last year. The decrease in GCS costs versus the same period last year included the following: decreased expenses in the internal systems and human resources areas of $0.5 million; a decrease in corporate recruiting expenses of $0.3 million as a result of a reduction in headcount; and a net decrease in various other costs of $0.3 million. These decreases were offset by higher marketing expenses of $1.0 million as a result of increased corporate marketing efforts. The Company also had a decrease of $3.1 million in practice area management and administrative costs. This decrease primarily included a reduction of international expenses of $0.6 million; a decrease in regional management and practice area support personnel of $0.5 million; and a reduction in various other domestic management and administrative expenses of $2.0 million, which included items such as practice area recruiting, sales, meetings and other expenses.

Goodwill  amortization  remained  virtually  unchanged  for   the
quarter ended September 30, 1999 compared to the same period last year at $1.2 million.

On April 8, 1999, the Company filed a private letter ruling request with the U.S. Internal Revenue Service (the IRS)
regarding the proposed spin-off of the Company's eLoyalty business segment as a non-taxable distribution for U.S. federal income tax purposes. On September 23, 1999, the Company announced that it would accelerate the spin-off of its eLoyalty business segment into a separate publicly traded company through a tax-free distribution of all of the Company's eLoyalty Corporation shares to TSC's shareholders. The Company determined that it was not necessary for eLoyalty Corporation to conduct an initial public offering (IPO) prior to effecting the spin-off, which will permit the spin-off to occur in the first quarter of calendar year 2000, subject to the receipt of a favorable IRS tax ruling and other regulatory approvals. Accordingly, during the quarter ended September 30, 1999, the Company expensed $1.1 million in legal and accounting fees incurred in anticipation of the IPO.

Incentive compensation of $5.0 million was accrued during the quarter ended September 30, 1999 compared to $5.5 million for the same period last year. The decrease was primarily due to the reduction in headcount during the quarter ended September 30, 1999 compared to the same period last year. Incentive compensation as a percentage of net revenues increased slightly to 7 percent for the quarter ended September 30, 1999 compared to 6 percent for the same period last year. The Company expects to continue to accrue incentive compensation throughout the 1999 calendar year.

Consolidated operating income was $5.3 million for the quarter ended September 30, 1999 compared with consolidated operating income of $7.9 million in the prior period due to the decline in E-Solutions revenues and the costs related to the eLoyalty transaction. Operating income from the E-Solutions business was

------------------------------------------------------------------
                          Page 19

                   TECHNOLOGY SOLUTIONS COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Continued)
===================================================================

$9.3 million during the quarter ended September 30, 1999 compared to $14.3 million in the prior period, a decrease of 35 percent. This decrease was mainly due to a decrease in the demand for certain services in the E-Solutions business and lower billing rates partially offset by improved staff utilization. Operating income from the eLoyalty business was $10.2 million during the quarter ended September 30, 1999 compared to $5.7 million in the prior period, an increase of 79 percent. This increase was primarily due to the increased demand for eLoyalty services, as well as an increase in staff utilization and was consistent with its higher revenues.

Corporate and GCS costs for the quarter ended September 30, 1999 were $14.2 million compared to $12.1 million in the prior period, an increase of 18 percent. The increase in corporate and GCS costs primarily represents the costs related to the eLoyalty transaction
as   well  as  an  increase  in the corporate adjustment for  the provision  for receivable valuation allowances and  reserves  for
potential  losses.   (Note  that all  corporate  adjustments  are
included in the GCS category.) These increases were partially offset by the slight decrease in GCS costs described above in the
discussion  of  management  and  administrative  support   costs.
Excluding the costs related to the eLoyalty transaction, GCS costs were $13.1 million for the quarter ended September 30, 1999, an increase of 8 percent over the prior period.

Other  income  and expense remained virtually unchanged  at  $0.8 million for the quarter ended September 30, 1999 compared to the same period last year.

The Company's effective tax rate for the quarter ended September 30, 1999 was 45 percent compared to 41 percent for the same period a year ago. The rate for the quarter ended September 30, 1999 was higher than the prior period due to a larger proportion of pre-tax earnings being generated in foreign, high tax-rate jurisdictions.

Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding increased due to the exercise of stock options, the issuance of shares under the Company's employee stock purchase plan and the investments by the venture capital firms (see Other Events).

RESULTS OF OPERATIONS

Nine  Months  Ended September 30, 1999 Compared With Nine  Months
Ended September 30, 1998

Consolidated net revenues for the nine months ended September 30, 1999 decreased 5 percent to $229.7 million compared with $241.2 million for the same period last year. Net revenues from the E-Solutions business contributed $126.3 million during the nine months ended September 30, 1999 compared to $165.6 million in the prior period, a decrease of 24 percent. This decrease was mainly due to a decline in the demand for certain services of the E-Solutions business as a result of clients facing budgetary restraints as they focus on Year 2000 issues. This has been

------------------------------------------------------------------
                          Page 20

                   TECHNOLOGY SOLUTIONS COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Continued)
===================================================================

evidenced by a reduction in new license sales by the package software vendors such as PeopleSoft and Baan. Net revenues from the eLoyalty business contributed $103.4 million during the nine months ended September 30, 1999 compared to $75.7 million in the prior period, an increase of 37 percent. This improvement was due to an increased demand for eLoyalty consulting services.

Project personnel costs, which represent mainly professional salaries and benefits, increased to $114.0 million for the nine months ended September 30, 1999 from $111.5 million for the same period last year, an increase of 2 percent. The increase was mainly due to an increase in average domestic professional salaries, partially offset by a decrease in professional headcount. Project personnel costs as a percentage of net revenues increased to 50 percent for the nine months ended September 30, 1999 from 46 percent for the same period last year due to the decline in E-Solutions revenues. To reduce these costs and improve utilization, the Company streamlined and refocused the E-Solutions business, which resulted in a restructuring charge of $10.5 million (as discussed further in this section).

Other project expenses consist of nonbillable expenses directly incurred for client projects and business development. These expenses include recruiting fees, sales and marketing expenses, personnel training and provisions for valuation allowances and reserves for potential losses on continuing projects. Other project expenses for the nine months ended September 30, 1999 were $35.3 million, compared with $35.6 million in the comparable period last year, a decrease of $0.3 million, or 1 percent. The decrease in other project expenses primarily included the following: a decrease of $1.2 million in domestic practice area development including marketing, business development, travel and sales commissions; a decrease of $1.3 million in domestic hiring, training, communication and computer expenses due to a decrease in average headcount; and a decrease of $0.7 million in various other domestic expenses which include items such as amortization of software costs, depreciation expense and other costs. These decreases were offset by an increase in the provision for valuation allowances and reserves for potential losses of $2.7 million and an increase in international costs of $0.2 million associated with travel, marketing and business development expenses. Other project expenses as a percentage of net revenues remained virtually unchanged from the same period last year at 15 percent.

Management and administrative support costs decreased $1.5 million to $49.4 million for the nine months ended September 30, 1999 from $50.9 million for the same period last year, a decrease of 3 percent. Included in the net $1.5 million decrease was a $3.0 million decrease attributable to reduced practice area management and administrative costs. This decrease primarily resulted from a decline in international expenses of $1.0 million and a decrease in various other domestic management and administrative expenses of $2.3 million, which include items such as practice area recruiting, sales, amortization of software

------------------------------------------------------------------
                          Page 21

                   TECHNOLOGY SOLUTIONS COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Continued)
===================================================================

costs, travel and other expenses partially offset by an increase in practice area support personnel of $0.3 million. Offsetting this improvement was an increase of $1.5 million in Global Core Service (GCS) costs over last year. The increase in GCS costs versus the same period last year included the following: higher marketing expenses of $1.9 million as a result of increased corporate marketing efforts and a net increase in various other costs of $0.2 million. These increases were offset by a decrease in corporate recruiting expenses of $0.6 million as a result of a reduction in headcount.

Goodwill amortization increased to $3.8 million for the nine months ended September 30, 1999 compared to $3.0 million for the same period last year. This increase reflects the effect of the earn-out payments made during the seven month transition period ended December 31, 1998 related to the acquisitions of The Bentley Company, Inc. and Aspen Consultancy Ltd.

On April 8, 1999, the Company filed a private letter ruling request with the IRS regarding the proposed spin-off of the Company's eLoyalty business segment as a non-taxable distribution for U.S. federal income tax purposes. On September 23, 1999, the Company announced that it would accelerate the spin-off of its eLoyalty business segment into a separate publicly traded company through a tax-free distribution of all of the Company's eLoyalty Corporation shares to TSC's shareholders. The Company determined that it was not necessary for eLoyalty Corporation to conduct an initial public offering (IPO) prior to effecting the spin-off, which will permit the spin-off to occur in the first quarter of calendar year 2000, subject to the receipt of a favorable IRS tax ruling and other regulatory approvals. Accordingly, during the quarter ended September 30, 1999, the Company expensed $1.1 million in legal and accounting fees incurred in anticipation of the IPO.

In addition, on March 30, 1999, the Company announced that it was making a number of changes to its business operations and, as a result, the Company recorded a restructuring charge of $10.5 million associated with those changes and the severance of approximately 300 people, primarily consulting personnel. The restructuring charge was determined based on a plan prepared at the time the restructuring actions were approved by management and the Board of Directors. During the nine months ended September 30, 1999, the Company used $8.4 million of the restructuring accrual as a result of $6.8 million of costs associated with the severance of approximately 270 employees and $1.6 million in asset write-offs and other costs. The restructuring accrual balance is considered adequate to cover the remaining committed restructuring actions.

Incentive compensation of $14.7 million was accrued during the nine months ended September 30, 1999 compared to $9.9 million for the same period last year. Incentive compensation as a percentage of net revenues increased to 6 percent for the nine

------------------------------------------------------------------
                          Page 22

                   TECHNOLOGY SOLUTIONS COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Continued)
===================================================================

months ended September 30, 1999 compared to 4 percent for the same period last year. The increase was primarily due to an increase in vice president incentive compensation expense as a result of the Company meeting its internal performance targets for the nine months ended September 30, 1999, as well as an increase in the bonus accrual for non-vice president personnel. The Company expects to continue to accrue incentive compensation throughout the 1999 calendar year.

Consolidated operating income was $0.7 million for the nine months ended September 30, 1999 compared with consolidated operating income of $30.4 million in the prior period, due to the reasons outlined above. Excluding the restructuring charge and the costs related to the eLoyalty transaction, consolidated operating income was $12.3 million during the nine months ended September 30, 1999. Operating income from the E-Solutions business was $24.8 million during the nine months ended September 30, 1999 compared to $41.0 million in the prior period, a decrease of 40 percent. This decrease was mainly due to a decrease in the demand for certain services in the E-Solutions business and lower billing rates. Operating income from the eLoyalty business was $25.9 million during the nine months ended September 30, 1999 compared to $15.9 million in the prior period, an increase of 63 percent. This increase was primarily due to the increased demand for eLoyalty services, as well as increased staff utilization and was consistent with its higher revenues.

Corporate and GCS costs for the nine months ended September 30, 1999 were $50.0 million compared to $26.6 million in the prior period, an increase of 88 percent. The increase in corporate and GCS costs includes the restructuring charge and the costs related to the eLoyalty transaction. The increase also included an increase in the corporate adjustment for receivable valuation allowances and reserve for potential losses, as well as a change in the corporate adjustment for incentive compensation. For the nine months ended September 30, 1998, the Company did not meet certain
internal   performance  targets  and,  accordingly,  recorded   a
corporate   adjustment  to  reduce  the  consolidated   incentive
compensation  accrual.   However,  the  Company  fully  met   its
internal performance targets in the corresponding 1999 period and, therefore, no incentive compensation adjustment was needed. In addition, goodwill amortization for the nine months ended September 30, 1999 increased from the prior period due to the earn-out payments related to the acquisitions of The Bentley Company, Inc. and Aspen Consultancy Ltd. Finally, GCS costs also increased due to an increase in management and administrative
support   costs,   as   previously  described.    Excluding   the
restructuring charge and the costs related to the eLoyalty transaction, GCS costs were $38.4 million for the nine months ended September 30, 1999, an increase of 45 percent over the prior period.

------------------------------------------------------------------
                          Page 23

                   TECHNOLOGY SOLUTIONS COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Continued)
===================================================================

Other income and expense for the nine months ended September 30, 1999 was $2.4 million compared to $2.1 million for the same period a year ago. The increase is a result of higher cash and cash equivalent balances for the nine months ended September 30, 1999 compared to the same period a year ago.

The Company's effective tax rate for the nine months ended September 30, 1999 was 81 percent compared to 42 percent for the same period a year ago. The tax rate for the nine months ended September 30, 1999 was unusually high since a portion of the restructuring charge was taken in foreign lower tax-rate jurisdictions, thereby reducing the effective tax benefit of this charge. Conversely, foreign taxable earnings were generated in higher foreign tax-rate jurisdictions thereby increasing the impact of the foreign tax rates on the overall tax charge. In addition, lower taxable earnings during this period, as a result of the restructuring charge and the costs related to the eLoyalty transaction, resulted in non-tax deductible expenses being a large component of the overall tax charge.

Weighted average number of common shares outstanding increased due to the exercise of stock options, the issuance of shares under the Company's employee stock purchase plan and the investment by the venture capital firms (see Other Events), partially offset by the repurchase of outstanding shares. Weighted average number of common and common equivalent shares outstanding remained virtually unchanged for the quarter ended September 30, 1999 compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $15.5 for the nine months ended September 30, 1999 compared to net cash used in operating activities of $2.5 million for the nine months ended September 30, 1998. Operating cash flow for the nine months ended September 30, 1999 included the restructuring charge and other favorable working capital activities. This benefit was offset by an increase in net receivables of $13.5 million mainly due to the growth in eLoyalty's revenues as well as cash outlays related to the restructuring charge and the costs related to the eLoyalty transaction.

The Company's significant amounts of cash, cash equivalents and marketable securities provide ample liquidity to handle the Company's current cash requirements.

Net cash used in investing activities was $0.5 million for the nine months ended September 30, 1999. The Company purchased $1.5 million of available-for-sale securities and received $2.8 million from the sale of available-for-sale securities. The proceeds from available-for-sale securities were transferred to cash and cash equivalents and reinvested in ongoing business activities.

Capital expenditures for the nine months ended September 30, 1999 were $1.8 million. Capital expenditures may continue at the current rate throughout the 1999 calendar year. The Company currently has no material commitments for capital expenditures.

------------------------------------------------------------------
                          Page 24

                   TECHNOLOGY SOLUTIONS COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Continued)
===================================================================

The Company has a $10.0 million unsecured line of credit facility (the "Facility") with Bank of America National Trust and Savings Association (Bank of America). The agreement expires October 4, 2000. At the Company's election, loans made under the Facility bear interest at either the Bank of America reference rate or the applicable Eurodollar interest rate plus
0.75 percent. The unused line fee is 0.125 percent of the unused portion of the commitment. The Facility requires, among other things, the Company to maintain certain financial ratios. As of September 30, 1999, the Company was in compliance with these financial ratio requirements. As of September 30, 1999, no borrowings had been made under the Facility.

NEW ACCOUNTING STANDARDS

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," is effective for financial statements issued for periods ending after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

OTHER EVENTS

During June 1999, the Company entered into an agreement with two venture capital firms whereby these venture capital firms purchased 500,000 shares of the Company's common stock. On August 13, 1999, Technology Crossover Ventures and Sutter Hill Ventures funded to the Company cash proceeds of approximately $4.5 million and the Company delivered 500,000 shares of Common Stock (the "Company Shares") to the venture capital firms. The purchase price of $9.013 per share was equal to the average last reported sales price for the ten consecutive trading days ended June 25, 1999 (the date of the agreement). Both venture capital firms have a single demand registration right with respect to the Company Shares, which expires twelve months after the date of the purchase.

In addition, Technology Crossover Ventures and Sutter Hill Ventures have committed to purchase from eLoyalty Corporation for $8.4 million approximately 5 percent of the number of eLoyalty Corporation common shares (the "eLoyalty Shares") that would be issued and outstanding after the Company completes the proposed transfer to eLoyalty Corporation of the assets and liabilities of the business historically conducted as the Company's eLoyalty business segment (the "Asset Transfer"). The agreement with the venture capital firms provides that the proposed purchase of the eLoyalty Shares is subject to the receipt of a favorable revenue ruling from the IRS with respect to the proposed tax-free spin-off of eLoyalty Corporation to the Company's stockholders, the

------------------------------------------------------------------
                          Page 25

                   TECHNOLOGY SOLUTIONS COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Continued)
===================================================================

consummation of the Asset Transfer and certain other customary conditions. The Company has agreed, pursuant to the agreement, to use commercially reasonable efforts to effect the Asset Transfer as soon as is reasonably practicable after receipt of a favorable revenue ruling. In the event the Asset Transfer is not so consummated and the venture capital firms do not purchase the eLoyalty Shares, the Company could become obligated to make a liquidated damage payment of $1.2 million to the venture capital firms. Alternatively, if the venture capital firms purchase the eLoyalty Shares and the proposed spin-off of eLoyalty Corporation does not occur by August 13, 2000, eLoyalty Corporation could become obligated to repurchase the eLoyalty Shares then held by the venture capital firms at a premium totaling $1.2 million over the price paid by the venture capital firms for such shares. The agreement further provides that, after the purchase of the
eLoyalty Shares, a representative of each of the two venture capital firms groups will be appointed to the eLoyalty Corporation Board of Directors.

OTHER MATTERS

The Year 2000 issue is a general term used to address a class of problems which are caused by the inability of some computer programs to recognize various date values around January 1, 2000. This class of problems could result in a system failure or miscalculations causing disruptions of operations such as, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has conducted an assessment of its computer information systems by inventorying related hardware and software systems and has determined the nature and extent of the work required to ensure that its internal systems are Year 2000 compliant. The majority of the software used by the Company has been purchased as packaged software. A minimal customization practice has been followed to support a more direct transition from an older version of a packaged software application to a newer version of the same application. The Company's internal systems can be grouped into three principal categories - its accounting and human resources software, its legacy systems that perform a variety of processes, and its office automation software products. With respect to the suite of software products licensed by the Company and relied upon in the administration of accounting and human resources functions, which was licensed by the Company in the first quarter of its 1997 fiscal year, the licensor has indicated that the version previously employed by the Company was not Year 2000 compliant and, therefore, the Company has replaced the production and development versions with newer ones that are Year 2000 compliant. The Company plans to apply future patches to address the Year 2000 issue as they are made available. Based on currently available information, the Company believes the expense associated with these efforts will not be material. The Company expects that additional issues concerning Year 2000 compliance will be reported by the licensor to the Company and updates will be provided by the licensor. The

------------------------------------------------------------------
                          Page 26

                   TECHNOLOGY SOLUTIONS COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Continued)
===================================================================

Company has received the most recent updates and enhancements pursuant to a software support service agreement presently in place with the licensor, an agreement which is in effect and that the Company does not currently intend to terminate. Provided that the licensor gives such assurances concerning the updates and enhancements to its software product suite, the Company does not expect that it will incur additional expense aside from the cost of the software support service agreement in order to bring its accounting and human resources software package into Year 2000 compliance.

Other important internal business processes of the Company, such as time and expense reporting and labor distribution (and their associated back-office functions), are performed by legacy systems that have been re-written to be Year 2000 compliant. The remaining office automation products have been inventoried and each vendor has been contacted for the product's Year 2000 status. All identified products have either been upgraded with patches, entirely replaced, determined to be Year 2000 compliant, or shown to possess no date-associated functions within the product. The Company estimates that it is nearly completed with the compliance project effort, and expects that the identified systems will be compliant as of December 31, 1999. The Company estimates that the cost associated with replacing/upgrading these systems, excluding labor costs, will be less than $0.3 million, and has provided for the replacement of these systems in its operating and capital budgets for calendar year 1999.

Vendors of the standard office automation software packages have been contacted and patches and/or newer versions of the applications have been secured. Distribution of the patches and newer versions of the software occurred during the third quarter of the calendar year 1999 and will continue to occur in the fourth quarter of calendar year 1999.

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

------------------------------------------------------------------
                          Page 27

                   TECHNOLOGY SOLUTIONS COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Continued)
===================================================================

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

------------------------------------------------------------------
                          Page 28

                   TECHNOLOGY SOLUTIONS COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Continued)
===================================================================

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

------------------------------------------------------------------
                          Page 29

                  TECHNOLOGY SOLUTIONS COMPANY

                   PART II.  OTHER INFORMATION
===================================================================

ITEM 2--CHANGES IN SECURITIES AND USE OF PROCEEDS

During June 1999, the Company entered into an agreement with two venture capital firms whereby these venture capital firms purchased 500,000 shares of the Company's common stock. On
August 13, 1999, Technology Crossover Ventures and Sutter Hill Ventures funded to the Company cash proceeds of approximately $4.5 million and the Company delivered 500,000 shares of Common Stock (the "Company Shares") to the venture capital firms. The purchase price of $9.013 per share was equal to the average last reported sales price for the ten consecutive trading days ended June 25, 1999 (the date of the agreement). Both venture capital firms have a single demand registration right with respect to the Company Shares, which expires twelve months after the date of the purchase. The purchase and sale of the Company Shares to the venture capital firms were exempt from registration under the Securities Act pursuant to Section 4(2) thereof on the basis that the transactions did not involve a public offering. The venture capital firms represented their intention to acquire the Company Shares for investment and not with a view toward the distribution thereof, and appropriate legends have been affixed to the share certificates issued to the venture capital firms.


ITEM 6--EXHIBITS AND REPORT ON FORM 8-K

    (a) See Exhibit Index







        All other items in Part II are either not applicable to the Company during the quarter ended September 30, 1999, the answer is negative, or a response has been previously reported and an additional report of the information is not required, pursuant to the instructions to Part II.

------------------------------------------------------------------
                          Page 30

                           SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of November 1999.

                            TECHNOLOGY SOLUTIONS COMPANY





Date:  November 12, 1999    By:    /s/ TIMOTHY P. DIMOND
       -----------------           -----------------------
                                      Timothy P. Dimond
                                   Chief Financial Officer





------------------------------------------------------------------
                          Page 31

                  TECHNOLOGY SOLUTIONS COMPANY




                          EXHIBIT INDEX




EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------------------
   27                  Financial Data Schedule










------------------------------------------------------------------
                          Page 32