Form 10-K
period 1999-12-31
TECHNOLOGY SOLUTIONS COMPANY
filed 2000-03-23
CIK 877645

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                   FORM 10-K

                                   ---------


               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934


                     For the year ended December 31, 1999

                       Commission file number 0 - 19433

                                    [LOGO]

                         Technology Solutions Company

                     Incorporated in the State of Delaware

                    Employer Identification No. 36-3584201


        205 North Michigan Avenue, Suite 1500, Chicago, Illinois 60601

                                (312) 228-4500


                       Securities Registered Pursuant To

                           Section 12(G) Of The Act:


                    Common Stock, $.01 par value per share

                        Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant (based upon the per share closing price of $9.0625 on March 10, 2000, and, for the purpose of this calculation only, the assumption that all of registrant's directors and executive officers are affiliates) was approximately $394 million.

The number of shares outstanding of the registrant's Common Stock, $.01 par value per share, as of March 10, 2000 was 43,930,018.

Documents Incorporated by Reference:


Information required by Part III (Items 10, 11, 12 and 13) of this document is incorporated by reference to certain portions of registrant's definitive Proxy Statement distributed in connection with its 2000 Annual Meeting of Stockholders.

================================================================================

                         Technology Solutions Company

                                    PART I.
================================================================================

ITEM 1. BUSINESS

General

Technology Solutions Company (TSC or the Company) offers end-to-end eBusiness solutions to major corporations as well as mid-size firms and eBusiness start-ups. These solutions encompass electronic commerce, electronic procurement, electronic learning and knowledge management, supply chain management, web-enabled Enterprise Resource Planning (ERP), core ERP and extended application service provider services (ASP+). These services help clients in the manufacturing, technology, health care, telecommunications, financial services, and other industries transform their businesses, their internal business processes and their relationships with customers, suppliers, distributors and employees and help these organizations realize the full benefits of information technology throughout the enterprise. As used herein, the terms "TSC" or the "Company," unless the context otherwise clearly requires, refer to Technology Solutions Company and its subsidiaries. This report discusses the twelve months ended December 31, 1999.

On February 15, 2000 TSC successfully completed the spin-off of its eLoyalty division into a separate publicly traded company, eLoyalty Corporation. Prior to the spin-off TSC was organized into two business segments which each had its own business focus and service offering - Enterprise Solutions (E-Solutions) and eLoyalty. eLoyalty is a global information technology services company focused on providing enterprise-wide solutions across all customer access channels, including the Internet. eLoyalty Corporation trades on the Nasdaq Stock Market(R) under the symbol "ELOY". In recognition of the spin-off, this report discusses the continuing operations of TSC: the E-Solutions business. For discussion of certain forward-looking statements, refer to Assumptions Underlying Certain Forward-Looking Statements and Factors That May Affect Future Results.

TSC services span a wide range of eBusiness consulting and systems integration services. TSC provides a full spectrum of eBusiness services, either in an end-to-end integrated solution that cross functional boundaries in the client's organization or as a point solution addressing a single functional area. These services involve a full assessment of clients' eBusiness strategy and relevant integrated needs. The Company will perform feasibility studies, value analysis, business process redesign and reengineering, benchmarking and best practices, project management, architecture, logical and physical systems design, hardware and software selection, programming, package software implementation, systems integration, change management, education, training, and support services.

Enterprise business processes that are automated with core ERP solutions provide the foundation that allow companies to integrate their front-end web sites with their core business processes

================================================================================

(e.g., order entry, order fulfillment, and delivery), allowing them to increase the benefits of eBusiness. TSC provides system integration services for core ERP solutions from SAP, Oracle, PeopleSoft/Vantive and Baan. Historically, core ERP solutions have been TSC's main offerings and currently represent over 75 percent of the business by revenue.

Since January 1999, TSC has performed project work for over 250 corporations, including 15 of the Fortune 50 companies and 25 of the Fortune 100 companies.

TSC is a corporation formed under the laws of the state of Delaware. Its principal executive offices are located in Chicago, Illinois. In addition to its Chicago office, the Company maintains domestic offices in Atlanta, Georgia; Dallas, Texas; New York, New York; and San Francisco, Soquel and Irvine, California. International offices are located in Bogota, Colombia; London, England; and Mexico City, Mexico.

Strategy

TSC's business strategy is to use core ERP systems as a "backbone" to develop and integrate end-to-end eBusiness solutions that connect all phases of a customer's business, from supplier order processing to customer delivery. The Company will deliver all or part of an eBusiness solution to a client, but emphasizes the advantage of a seamlessly integrated system with no manual or paper processes to act as bottlenecks or opportunities to lose or inaccurately enter data. The Company's goal is to anticipate market needs and apply proven but leading-edge information technologies to deliver these eBusiness solutions. TSC's clients are typically firms that range in size from $500 million to $5 billion in annual revenue. TSC also performs work at larger firms, often at larger divisions or subsidiaries that fall into this market segment.

TSC's eBusiness solutions projects often begin with one or more eBusiness assessments, basically a high-end consulting project. Examples of TSC's high-end consulting work include: the development of an eProcurement strategy for a client; the review of the client's current IT strategy and its consistency with the business strategy of the firm; the assessment of the client's Internet strategy; and the assessment of the client's computer network, computer architecture and operations management capabilities.

Subsequent to the assessment stage, TSC typically develops an eBusiness strategy with the client, assists in the selection of the appropriate platform and architecture, plans the phases of the project and then moves into the implementation stage. The implementation stage generally involves integrating eBusiness infrastructure, web site content, business-to-business (B2B) applications, business-to-consumer (B2C) applications, back office systems, supply chain management systems and customer support systems. Post-implementation, TSC can provide ongoing hosting and support for systems and applications through its ASP+ services.

An increasing number of TSC's projects have an eBusiness component that extends the enterprise beyond core ERP. TSC is placing significant emphasis on growing these offerings and expects them to contribute an increasing percentage of total Company revenue.

TSC's strategy is to focus on developing and maintaining relationships with its customers within the client organization. With high-level sponsorship of its projects, TSC believes that there is a

================================================================================
higher level of commitment to complete the project and an increased opportunity to expand the working relationship with the client to more extensive eBusiness projects.

Business

TSC provides eBusiness services on a client-specific basis and is primarily organized along geographically based regional lines. This organization allows the Company to focus on each client's needs as well as to offer superior application and industry expertise in high-growth markets such as financial services and telecom and in high-growth application areas such as Supply Chain Management, ASP+, and Knowledge Management. TSC concentrates on large corporate projects because it believes that such projects offer maximum profit potential and represent one of the fastest growing areas of the eBusiness market. TSC has implemented major new systems within manufacturing, distribution, retail, transportation, telecommunications, banking, insurance, health care and financial services firms.

Competitive Differentiation

Important factors in TSC's project work are project management as well as industry-specific and application knowledge. TSC dedicates an experienced, senior level project manager (often a Vice President who averages 20 years of experience) to manage the typical large project. TSC's professional staff (which averages 13 years of experience) has specialized application skills and industry knowledge. This knowledge and experience is important not only to the successful development and implementation of the solution, but also to the redesign and the restructuring of the business processes utilizing the affected systems.

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

TSC's business is focused on the commercial market. TSC does not currently have significant activity in the local, state, and federal government segments of the domestic systems integration market.

TSC works in close conjunction with client personnel, at the client site, on projects. This partnering with the client results in TSC providing the project management and other higher-end skills that might not be available in the client organization and the client providing business and functional expertise, as well as the programmers and lower level technical resources. TSC

================================================================================
endeavors to help each of its clients increase the knowledge and skills of its IT organization and provides the necessary knowledge transfer so that the client is better able to maintain its new system.

In each of its areas of business, TSC has developed methodologies, software, tools, templates, project management plans, best practice and benchmark information and other intellectual property which are used by TSC consultants to help improve the quality of the work performed by TSC, as well as lower the cost of the implementation and reduce the time required to perform the work. These methodologies, software, tools, templates, project management plans and best practice and benchmark information are maintained, along with proposals, project plans and other information, in knowledge databases that can be accessed by our personnel working on projects throughout TSC.

TSC's professionals bring to each client engagement technical skills, experience, industry-specific and functional experience, significant consulting project experience and expertise in the following areas:

Systems Integration and Project Management -- TSC works with the client to design and develop an appropriate solution to meet the client's needs. TSC's Project Manager typically assumes overall project management responsibility during the development and implementation phases, overseeing the team assembled by TSC (which normally consists of a combination of TSC, client, and vendor personnel) to implement the project and coordinate the various hardware, software, networking, and other components.

Software Products Expertise -- Application software and other software products are increasingly used to reduce development time and cut costs. TSC is familiar with many third-party software products for the industries it serves.

Reusable Tools and Methodologies -- TSC has developed a number of methodologies, templates and tools which are used in various areas of the strategic planning, market analysis, business case, systems integration, project management, and software package integration/implementation aspects of TSC's project work. These methodologies, templates, and tools decrease the time required to implement a system, as well as increase reliability and reduce client risk associated with a particular project phase.

Change Management and Training -- TSC embeds a change management component in its delivery of solutions, recognizing that the ability and speed of the people in a client organization to adapt to new systems is a critical success factor. Whether it is a package implementation or a large complex systems integration project, employees at all levels of the client are affected. The failure of the users to properly utilize the system can prevent the client from obtaining the benefits originally specified for the project. TSC's change management programs are designed to ensure the project's successful implementation by reducing resistance, along with expanding the client's understanding and commitment to the change necessitated by the project.

TSC offers its clients a variety of training options in its project work. TSC's training programs can range from basic "train the trainer" programs for a new client system to sophisticated multi-

================================================================================
media computer-based and web-based training programs that can be used for training the users of the system, as well as detailed process and system education.

Practice Areas

TSC currently manages its business in one reportable segment, named E-Solutions. However, E-Solutions is comprised of three practice areas: Digital Enterprise Consulting; Knowledge Management; and ASP+. Each serves TSC customers in the U.S. and international markets. TSC believes that offering these three bands of services allows the company to serve clients in all aspects of their information technology and eBusiness needs. This structure also allows its employees the flexibility and opportunity to grow and develop. The three areas work in an integrated manner that develops, shares and cross references methodologies, tools, project management plans, benchmark information, templates and best practices overall. All information related to client projects--including proposals and project plans--is in knowledge databases that can be accessed by TSC personnel working on projects throughout TSC.

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

Digital Enterprise Consulting

The Digital Enterprise Consulting (DEC) practice area provides IT consulting and business consulting services that help clients in developing and implementing all aspects of their electronic business capabilities. Historically, TSC has focused on implementing third-party application software packages, primarily in the ERP area. TSC believes that those services provide a "backbone" for additional eBusiness services that are more focused on external customers and vendors, and the Company is now offering and providing those additional services to both existing and new customers. The DEC practice area represented the majority of TSC'S 1999 revenues.

For the back-end (or traditional) aspects of the DEC practice, TSC implements the human resources, financial and manufacturing systems supplied by PeopleSoft, Inc.; the integrated client/server product family R/3 supplied by SAP AG and its U.S. subsidiary SAP America, Inc.; the Oracle Applications suite of client/server products developed by Oracle Corporation; and the Baan IV and Baan V integrated client/server product supplied by Baan Company N.V. and its U.S. subsidiary Baan U.S.A., Inc.

Within DEC, customers can take advantage of areas of expertise and resources that fall under the following business elements:

Core ERP develops "backbone" automated structures that help businesses automate and streamline human resources, manufacturing and financial processes and systems. In addition to its consulting services associated with the ERP software products offered by PeopleSoft, SAP, Oracle, and Baan, TSC is a "solution assembler." TSC customers are adding specialized best-of-

================================================================================
breed software applications to their existing ERP installations through the use of TSC's Solution Assembly and Architecture services.

eBusiness Strategy and Planning provides consulting strategy, architecture and system design services along with rapid eBusiness solution delivery capabilities. Clients receive a rapid assessment of their Internet strategy by benchmarking against industry best practices. Additionally, competitor capabilities are evaluated to identify potential Internet-based opportunities, and TSC makes process recommendations for the future. TSC utilizes its extensive experience in designing and building systems that operate across multiple computing platforms and communications technologies to develop state-of-the-art E-commerce solutions.

eProcurement Solutions involves developing and implementing customized software that brings buyers and sellers together in the electronic marketplace. Oftentimes, TSC interfaces these solutions with existing customer systems. This requires expertise in various third-party software packages that serve multiple areas of a customer's business.

Supply Chain Management Solutions involves developing and implementing customized software for our clients that create dynamic links between the clients and their suppliers. This requires expertise in multiple third-party software packages that serve numerous areas of a customer's business.

Change and Learning assists organizations in managing the human side of implementing strategic change in a corporate environment through change management services, customized educational programs, and multi-media resources that help organizations achieve the greatest benefits from their strategic investments. TSC consultants and training specialists deliver change management, education and training, and multi-media services specifically tailored to each client environment. In all areas, TSC customizes the deliverables to the project and the business and the culture of the client.

In the area of change management, the services provided by TSC include:
Strategic Visioning; leadership of the change process; development and training of the teams; development and deployment of a communications plan to ensure consistent and clear messages about the project; and development of objectives by employees that can be measured and attained.

================================================================================

TSC's services in the education and training area include: the analysis of the audience to be trained; the development of executive education programs, including the linkage of performance measures to project goals; development of customized education courses; development of specific educational courses that highlight the business processes being implemented and explain their benefits; development of customized skills training programs; and development of new policies and procedures and the incorporation of these into training programs.

Knowledge Management

The Knowledge Management practice area is focused on harnessing the intellectual capital of client companies. To do this, TSC employs knowledge management tools and technologies ranging from sophisticated knowledge-based business processes and web-based training to business intelligence.

In October 1999, TSC announced that it had acquired CourseNet Systems, Inc. (CourseNet) an e-learning solutions delivery company. CourseNet expanded the Knowledge Management practice to meet growing demand from clients. CourseNet's XML-based software allows users to create and reuse "learning objects," which can be integrated into multiple training programs with minimal effort. With this software, TSC's Knowledge Management offering includes a suite of tools to author, deliver, and administer online training, allowing companies to identify experts, take online courses, collaborate in the development of new knowledge, and share knowledge with the entire organization and even the entire supply chain. TSC itself is using the solution and several other major companies are implementing CourseNet programs.

ASP+

The Company has recently developed an ASP+ practice area. The ASP+ practice area provides clients comprehensive hosting services for integrated eBusiness solutions that include multiple applications and legacy systems. TSC's ASP+ services include solutions and development support, network services and data centers, network operations support and help desk services. Some of these services are provided directly by TSC while other services are provided by TSC's ASP partners. ASP+ can support single or multiple applications ranging from back-office ERP systems to Web site front ends. ASP+ support is priced on a monthly fee and/or fee per use basis.

Sales

TSC utilizes a high-end relationship-selling model in most of its business areas. The critical component in this selling model is TSC's Vice President/Project Manager. The Project Managers are responsible for growing and enhancing the relationship between TSC and its current clients. By developing a thorough knowledge of the client's business, along with a close working relationship with the most senior members of the client's management team, TSC's Project Managers are able to establish TSC as a business partner with the client. By having a detailed knowledge of the mission, vision and strategy of the client, TSC strives to be the preferred supplier of IT and business consulting services to each client.

The Company has a relatively small dedicated sales organization (approximately 30 people). This sales organization is responsible for developing and qualifying leads which come from a variety of sources. These sources include referrals from current and former clients; leads from employees;

================================================================================
contacts from industry research organizations; leads generated by attendance at conferences and trade shows; and leads from marketing efforts, including TSC's web site, telemarketing and advertising. Additionally, all senior personnel are encouraged to work their own network of contacts to develop potential new business sources.

As the potential client becomes more serious about a proposed project that would involve TSC, the salesperson brings a TSC Project Manager into the process to develop a proposal and/or respond to the client RFP (request for proposal). At this time, the Project Manager becomes TSC's primary interface with the potential client. The extensive experience of the TSC Project Manager is used to evaluate the potential project and develop an insightful proposal, which will address the specific project request of the potential client. The TSC Project Manager is often able to provide in the proposal insight and ideas that result from TSC's focus on delivering business benefits through technology.

TSC's practice areas participate in a number of software vendor and industry conferences and trade shows each year. These events serve to broaden TSC's exposure as its senior technical and management personnel participate in speaking engagements and other conference events.

================================================================================

International

TSC's international operations have been focused in Latin America and Europe. In each of these areas, ERP is the primary focus.

The Company's international operations accounted for 6 percent of revenues for the year ended December 31, 1999, 4 percent of revenues for the seven month transition period ended December 31, 1998, 5 percent of revenues for fiscal 1998 and 6 percent of revenues for fiscal 1997. Total staffing at the Company's international operations was 68 as of December 31, 1999. For discussion of certain risks related to the Company's International Operations, See Risks of Conducting International Operations.

Clients

The Company's five largest clients during the year ended December 31, 1999 accounted for 4 percent, 4 percent, 4 percent, 4 percent and 3 percent of total revenues respectively; in the seven month transition period ended December 31, 1998 the five largest clients accounted for 5 percent, 5 percent, 3 percent, 3 percent, and 3 percent of total revenues, respectively; in fiscal 1998, the five largest clients accounted for 6 percent, 4 percent, 3 percent, 3 percent, and 3 percent of total revenues, respectively; in fiscal 1997, they accounted for 11 percent, 5 percent, 5 percent, 5 percent and 5 percent of total revenues, respectively. No client accounted for 10 percent or more of revenues during the year ended December 31, 1999, the seven month transition period ended December 31, 1998 or fiscal 1998. In fiscal 1997, The Prudential accounted for 11 percent of revenues.

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

TSC's client focus is on global 2000 accounts and includes the middle-market segment that the Company defines as firms having annual revenues of between $500 million and $5 billion. TSC does perform work at larger firms, often at large divisions or subsidiaries that fall into this market segment. During the year ended December 31, 1999, TSC performed work at 15 of the Fortune 50 companies and 25 of the Fortune 100 companies.

================================================================================

Personnel

As of December 31, 1999, TSC had a total staff of 599 (excluding Global Core Services). The following table summarizes, as of December 31, 1999, the experience levels of TSC's professional staff.

                                      Average Relevant Experience (Years)
                                   ---------------------------------------
                                   % of
          Level                    Total   Consulting    Industry    Total
          -----------              -----   ----------    --------    -----
          Vice Presidents           11%        10           10         20
          Senior Principals         19%         7           11         18
          Principals                26%         6           10         16
          Senior Consultants        22%         4            7         11
          Consultants               18%         2            4          6
          Associate Consultants      4%         1            2          3

In order to accommodate typical project development lead times, TSC has found that, from time to time, it must recruit and hire additional Project Managers on the basis of anticipated demand for their services. There can be no assurance that demand for TSC's services will materialize as anticipated.

Global Core Services

As of December 31, 1999, TSC had a staff of 99 individuals who comprised the Global Core Services (GCS) support function. The objective of the GCS function is to facilitate local decision-making and support the autonomy of the practice areas and project managers, while maintaining the internal structure necessary to support TSC's goals. The functional areas within this area include: senior corporate management; accounting; financial reporting; finance; tax; legal; treasury; human resources; employee benefits; marketing; public and investor relations; office operations; recruiting; training; internal communications; internal technology applications; planning; quality assurance; and insurance.

Intellectual Property Rights

Many of the Company's clients have required that the Company grant to them all proprietary and intellectual property rights with respect to the work product resulting from the Company's performance of services, including the intellectual property rights to any custom software developed by the Company for them. Each grant of proprietary and intellectual property rights limits the Company's ability to reuse work product components and work product solutions with other clients. In a limited number of such situations, the Company has obtained, and in the future may attempt to obtain, an ownership interest or a license from its clients to permit the Company to market custom software for the joint benefit of the client and the Company. These arrangements may be nonexclusive or exclusive, and licensors to the Company may retain the right to sell products and services that compete with those of the Company. There can be no assurance, however, that the Company will be able to negotiate future software licenses upon terms acceptable to the Company.

================================================================================

The Company also develops certain foundation and application software tools, methodologies and products that are owned by the Company and licensed to its clients. The Company regards these software tools, methodologies and products as proprietary and intends to protect its rights, where appropriate, with registered copyrights, patents, registered trademarks, trade secret laws and contractual restrictions on disclosure and transferring title. There can be no assurance that any of these steps taken by the Company will be adequate to deter misappropriation of its proprietary rights or independent third party development of functionally equivalent products. "TSC" is a registered service mark of the Company.

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

Competition

The eBusiness consulting and systems integration markets are highly competitive and include participants from a variety of market segments. Participants include systems consulting and implementation firms, contract programming companies, application software firms, the service groups of computer equipment companies, facilities management companies, "Big Five" accounting firms, and general management consulting firms. Thousands of firms fall into these categories. Among the more recognizable participants in the eBusiness consulting and systems integration business are Andersen Consulting; Booz, Allen & Hamilton Inc.; Cambridge Technology Partners, Inc.; Computer Sciences Corporation; Arthur Andersen LLP; Deloitte & Touche LLP; Electronic Data Systems Corporation; Ernst & Young LLP; IBM; KPMG Peat Marwick LLP; PricewaterhouseCoopers LLP; and Sapient Corporation. TSC believes that its ability to compete depends in part on a number of factors outside its control. These factors include the ability of its competitors to hire, retain, train and motivate a significant number of senior project managers, the ownership by competitors of software used by potential clients, the development by others of software that is competitive with TSC's tools and services, and the price at which others offer comparable services.

Participants in the eBusiness consulting and systems integration business also face potential competition from in-house systems staff. In-house systems staffs are often considered to be a lower cost alternative to outside systems firms. In addition, the use of in-house staff permits the client to build skills for maintaining and enhancing the system, as well as skills to implement future systems. On the other hand, use of an in-house staff for a major systems project often requires hiring a significant number of additional people with no assurances that the new hires will be able to perform as needed. Furthermore, the increased staff must often be re-deployed at the end of the project. Finally, clients often have difficulty attracting highly skilled individuals because of salary constraints.

================================================================================

Many participants in the eBusiness consulting and systems integration business have significantly greater financial, technical, and marketing resources and generate greater systems consulting and implementation revenues than does TSC. TSC competes more frequently with Andersen Consulting for major systems integration projects than with any other participant in the market. Andersen Consulting has substantially greater revenues, employee headcount, and market share than does TSC.

Executive Officers of the Registrant

The executive officers of TSC as of March 23, 2000 are as follows:

William H. Waltrip       Chairman
Jack N. Hayden           President and CEO
Timothy P. Dimond        Senior Vice President and Chief Financial Officer
Paul R. Peterson         Senior Vice President, General Counsel and Corporate Secretary

William H. Waltrip, age 62, has been a Director of the Company since December 1992 and Chairman of the Board since June 1993. Mr. Waltrip also served as Chief Executive Officer from June 1993 to June 1995. From 1996 to 1998, he served as the Chairman of the Board of Directors and, during 1996, he served as Chief Executive Officer of Bausch & Lomb, Inc. From 1991 to 1993, he was Vice Chairman of Unifax, Inc., a broad-line food service distributor. From 1985 to 1988, he was President, Chief Operating Officer and a Director of IU International, a diversified services company with major interests in transportation, environmental services and distribution. From 1982 to 1985, he was President, Chief Executive Officer and a Director of Purolator Courier Corporation. From 1972 to 1982, he was President, Chief Operating Officer and Director of Pan American World Airways, Inc. He is also currently serving as a Director of Bausch & Lomb, Inc., the Teachers Insurance and Annuity Association and Thomas & Betts Corporation.

Jack N. Hayden, age 52, has been President and Chief Executive Officer of the Company since February 2000. He joined TSC in April 1992 as Senior Vice President, served as interim Chief Financial Officer during late 1992 and early 1993, and assumed the role of Executive Vice President in July 1995. Mr. Hayden served as Chief Executive Officer of Coleman Consulting Group, Inc., from September 1998 to March 1999. He rejoined the TSC executive team in March 1999 as Group President of the E-Solutions business. Prior to coming to TSC, Mr. Hayden held the position of Vice President - Operations, Commercial Transport Division of McDonnell Douglas Corporation from 1990 to 1992. From 1989 to 1990, he served as Vice President-Finance of McDonnell Douglas Corporation. From 1971 to 1989, he served in numerous manufacturing and procurement positions at McDonnell Douglas Corporation.

================================================================================

Timothy P. Dimond, age 40, joined TSC in 1994 as Corporate Controller and in April 1999 assumed the role of Chief Financial Officer. In August 1998, he assumed the role of Vice President of Finance and Chief Accounting Officer after serving as the Vice President of Latin America Operations from 1996 to 1998. From 1990 to 1994, he was Director of Financial Reporting for The Marmon Group, Inc. From 1981 to 1990, he worked in the audit department of Ernst and Young most recently as an audit manager.

Paul R. Peterson, age 58, joined TSC in September 1992 as Vice President and General Counsel and was appointed Corporate Secretary in October 1992. In June 1996, he was made a Senior Vice President of the Company. Prior to coming to TSC, he worked for Bridgestone/Firestone, Inc. during the periods 1981 to 1984 and 1987 to 1992--where he held several positions including Divisional General Counsel. From 1984 to 1987, he was a corporate executive with Block Management Corporation, an H&R Block subsidiary which managed Hyatt Legal Services. He also served at the Federal Trade Commission as a senior executive from 1974 to 1981, and as a trial attorney from 1971 to 1974.

ITEM 2. PROPERTIES

TSC's principal executive offices are located at 205 North Michigan Avenue, Suite 1500, Chicago, Illinois 60601. TSC's lease on these premises expires July 31, 2004. TSC also leases facilities in Atlanta, GA; Dallas, TX; New York, NY; and San Francisco, Soquel and Irvine, CA. Additionally, TSC leases or shares office premises in Bogota, Colombia; London, England; and Mexico City, Mexico. TSC believes that these facilities are adequate for its current business needs and that it will be able to obtain suitable space as needed.

ITEM 3. LEGAL PROCEEDINGS

The Company is party to lawsuits arising out of the normal course of business. Management believes the final outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1999.

================================================================================

                         Technology Solutions Company



                                   PART II.
--------------------------------------------------------------------------------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on The Nasdaq Stock Market(R) under the symbol "TSCC." As of March 10, 2000, there were approximately 800 holders of record of the Company's Common Stock. That number does not include beneficial owners of Common Stock whose shares are held in the name of banks, brokers, nominees or other fiduciaries.

The following table sets forth the range of high and low trade prices on The Nasdaq Stock Market(R) for the Company's Common Stock for each quarter period in the years ended December 31, 1999 and 1998.

               Quarter Ended                       High          Low
               -------------                       ----          ---
          March 31, 1998                         $22.667       $13.834
          June 30, 1998                          $23.667       $16.834
          September 30, 1998                     $21.500       $ 9.000
          December 31, 1998                      $13.938       $ 6.125
          March 31, 1999                         $11.250       $ 6.375
          June 30, 1999                          $11.563       $ 6.500
          September 30, 1999                     $15.500       $ 9.625
          December 31, 1999                      $39.250       $13.813

On March 10, 2000, the last reported sale price on The Nasdaq Stock Market(R) for the Company's Common Stock was $9.0625. This price reflects the effect of the February 15, 2000 eLoyalty spin-off into a separate publicly traded company.

The market price for the Common Stock may be significantly affected by factors such as the announcement of new products or services by the Company or its competitors, technological innovation by the Company, its competitors or other vendors, quarterly variations in the Company's operating results or the operating results of the Company's competitors, general conditions in the Company's and its customers' markets, changes in the earnings estimates by analysts or reported results that vary materially from such estimates. In addition, the stock market


================================================================================
has experienced significant price fluctuations that have particularly affected the market prices of equity securities of many high technology and emerging growth companies and that often have been unrelated to the operating performance of such companies. These broad market fluctuations may materially and adversely affect the market price of the Company's Common Stock. Following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company and its officers and directors. Any such litigation against the Company could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, financial condition, operating results and cash flows.

The Company has never paid dividends on its Common Stock and currently intends to retain all earnings for use in the expansion of its business and other corporate purposes. The Company does not anticipate paying any dividends on its Common Stock in the foreseeable future. The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors.

All per share data has been adjusted to reflect all of the Company's prior stock splits as of December 31, 1999.


================================================================================

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data that is derived from the Company's audited financial statements. All the information should be read in conjunction with the Company's audited financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this filing. The Company's audited statements of operations for the year ended December 31, 1999, for the seven month transition period ended December 31, 1998 and for the years ended May 31, 1998 and 1997 and the audited balance sheets as of December 31, 1999 and 1998 are included elsewhere in this filing, and the corresponding selected financial data set forth below is qualified by reference to such audited financial statements. All amounts are in thousands, except for (loss) earnings per common share and (loss) earnings per common share assuming dilution.

                                                   Seven Month
                                    For the        Transition
                                   Year Ended     Period Ended
                                  December 31,    December 31,                      For the Year Ended May 31,
                                --------------   --------------   -----------------------------------------------------
                                    1999             1998           1998          1997          1996           1995
                                    ----             ----           ----          ----          ----           ----
Consolidated Statement of
   Operations Data:
Revenues                          $156,320          $126,839      $189,603      $122,063       $71,224         $59,686
Operating (loss) income           $(20,697)         $  1,844      $ 22,471      $ 14,094       $(4,279)        $ 1,391
(Loss) income from
   continuing operations          $(11,578)         $  1,954      $ 14,233      $  9,758       $(1,018)        $ 2,379
Income from
   discontinued operations        $  5,133          $  2,521      $  6,787      $  5,309       $ 5,592         $   988
Loss on distribution of
   discontinued operations        $ (6,789)               --            --            --            --              --
Net (loss) income                 $(13,234)         $  4,475      $ 21,020      $ 15,067       $ 4,574         $ 3,367
                                  ========          ========      ========      ========       =======         =======
(Loss) income per
   common share from
   continuing operations          $  (0.27)         $   0.05      $   0.37      $   0.28       $ (0.03)        $  0.08
(Loss) income from
   discontinued operations        $  (0.04)         $   0.06      $   0.17      $   0.15       $  0.18         $  0.03
                                  --------          --------      --------      --------       -------         -------
Net (loss) earnings
   per common share*              $  (0.31)         $   0.11      $   0.54      $   0.43       $  0.15         $  0.11
                                  ========          ========      ========      ========       =======         =======
(Loss) income per
   common share from
   continuing operations
   assuming dilution              $  (0.27)         $   0.04      $   0.33      $   0.25       $ (0.02)        $  0.06
(Loss) income from
   discontinued operations
   assuming dilution              $  (0.04)         $   0.06      $   0.16      $   0.13       $  0.15         $  0.03
                                  --------          --------      --------      --------       -------         -------
Net (loss) earnings
   per common share
   assuming dilution*             $  (0.31)         $   0.10      $   0.49      $   0.38       $  0.13         $  0.09
                                  ========          ========      ========      ========       =======         =======

*Earnings per common share data have been restated to reflect all of the Company's prior stock splits.


================================================================================

                                            December 31,                                       May 31,
                                   -----------------------------   ----------------------------------------------------------
                                     1999                1998               1998          1997          1996          1995
                                     ----                ----               ----          ----          ----          ----
Consolidated Balance
  Sheet Data:
Total assets..................     $223,309            $219,099           $197,148      $133,866       $89,437        $65,222
Long-term debt................           __                  __                 __            __            __             __


================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CALENDAR 1999 COMPARED WITH CALENDAR 1998

On February 15, 2000 TSC successfully completed the spin-off of its eLoyalty division into a separate publicly traded company. Previously on January 27, 2000, TSC received a favorable ruling from the Internal Revenue Service that the spin-off of its eLoyalty division would be a tax free distribution of all of the Company's eLoyalty shares to TSC's shareholders. Accordingly, this report discusses the TSC consolidated statements of operations with eLoyalty's operations presented on a discontinued operations basis.

Consolidated net revenues for the year ended December 31, 1999 decreased 27 percent to $156.3 million compared with $215.1 million for the same period last year. This decrease was mainly due to a decline in the demand for certain TSC services as a result of clients facing budgetary restraints as they focused on Year 2000 issues. This has been evidenced by a reduction in new license sales by package software vendors such as PeopleSoft and Baan. Historically, TSC's main revenues consisted mainly of core Enterprise Resource Planning (ERP) solutions. Prospectively, the Company expects its other eBusiness solution offerings to experience greater future growth rates than core ERP.

Project personnel costs, which represent mainly professional salaries and benefits, decreased to $81.6 million for the year ended December 31, 1999 from $102.0 million for the same period last year, a decrease of 20 percent. The decrease was mainly due to a decrease in professional headcount. Project personnel costs as a percentage of net revenues increased to 52 percent for the year ended December 31, 1999 from 47 percent for the same period last year due to the decline in revenues and lower staff utilization in the first half of the year. To reduce these costs and improve utilization, the Company streamlined and refocused its business, which resulted in restructuring and other charges of $17.5 million (as discussed further in this section).

Other project expenses consist of nonbillable expenses directly incurred for client projects and business development. These expenses include recruiting fees, sales and marketing expenses, personnel training and provisions for valuation allowances and reserves for potential losses on continuing projects. Other project expenses for the year ended December 31, 1999 were $25.3 million, compared with $32.5 million in the comparable period last year, a decrease of $7.2 million, or 22 percent. The decrease in other project expenses primarily included the following: a decrease of $4.6 million in domestic practice area development including marketing, business development, travel and sales commissions; a decrease of $5.1 million in domestic hiring, training, communication and computer expenses due to a decrease in average headcount; and a decrease in various other costs of $0.6 million, which include items such as depreciation expense, new employee costs and various other costs. These decreases were offset by increases of $3.1 million in the provision for valuation allowances and reserves for potential losses and international costs. Other project expenses as a percentage of net revenues increased slightly to 16 percent for the year ended December 31, 1999 from 15 percent for the same period last year.

Management and administrative support costs decreased $15.5 million to $42.5 million for the year ended December 31, 1999 from $58.0 million for the same period last year, a decrease of


================================================================================

27 percent. Approximately $4.8 million of this decrease is attributable to reduced practice area management and administrative costs. This decrease primarily resulted from a decline in travel and hiring costs of $1.5 million, a decrease in international expenses of $1.4 million, a decrease in practice area support personnel of $0.2 million and a decrease in various other domestic management and administrative expenses of $1.7 million, which include items such as practice area sales, amortization of software costs and other expenses. The Company also had a decrease of $5.4 million in Global Core Service (GCS) costs over last year. The decrease in GCS costs versus the same period last year included the following: a decrease in the internal systems and human resources areas of $1.3 million and a decrease in corporate recruiting expenses of $2.2 million as a result of a reduction in headcount; a decrease in international expenses of $0.4 million; a decrease in domestic office costs of $1.0 million due to the closing of several offices; and a decrease in legal expenses of $0.8 million, slightly offset by an increase in various other costs of $0.3 million. In addition, the Company recorded expenses of $5.3 million during the year ended December 31, 1998 resulting from decisions made to abandon an investment in an Internet-based commerce software tool of $3.3 million and expenses to sever certain management and administrative employees of $2.0 million.

Goodwill amortization decreased to $0.2 million for the year ended December 31, 1999 compared to $0.4 million for the same period last year. This decrease mainly results from the goodwill relating to the McLaughlin & Associates acquisition being written off at the end of the first quarter of 1999.

On March 30, 1999, the Company announced that it was making a number of changes to its business operations and, as a result, the Company recorded a restructuring charge of $10.5 million associated with those changes and the severance of approximately 300 people, primarily consulting personnel. The restructuring charge was determined based on a plan prepared at the time the restructuring actions were approved by management and the Board of Directors. During the year ended December 31, 1999, the Company used $9.3 million of the restructuring accrual as a result of cash paid during the year of $7.8 million associated with the severance of approximately 270 employees and $1.5 million in asset write-offs and other costs. In addition, during the quarter ended December 31, 1999, the Company recorded $7.0 million in restructuring and other costs associated with lease terminations of $3.0 million, former executive severance costs of $1.8 million, CourseNet Systems, Inc. (CourseNet) costs of $1.3 million and write-offs of other assets of $0.9 million. The restructuring accrual balance is considered adequate to cover the remaining committed restructuring actions.

Incentive compensation of $9.9 million was accrued during the year ended December 31, 1999 compared to $8.3 million for the same period last year. Incentive compensation as a percentage of net revenues increased to 6 percent for the year ended December 31, 1999 compared to 4 percent for the same period last year. The increase was primarily due to an increase in the bonus accrual for non-vice president personnel. The Company expects to continue to accrue incentive compensation throughout the 2000 calendar year.

Consolidated operating loss from continuing operations was $20.7 million for the year ended December 31, 1999 compared with consolidated operating income of $13.9 million in the prior period, due to the reasons outlined above. Excluding the restructuring and other charges, consolidated operating loss was $3.2 million during the year ended December 31, 1999. This


================================================================================
decrease was mainly due to a decrease in the demand for certain TSC services and resulting lower utilization rates.

Other income and expense for the year ended December 31, 1999 was $3.6 million compared to $2.9 million for the same period a year ago. The increase is a result of higher cash and cash equivalent balances for the year ended December 31, 1999 compared to the same period a year ago.

The Company's effective tax rate for the year ended December 31, 1999 was a 32 percent benefit compared to a 42 percent provision for the same period a year ago. The tax rate for the year ended December 31, 1999 was lower than in the previous year because certain amounts related to the CourseNet acquisition, as well as the goodwill amortization related to this acquisition, were not tax deductible.

Income from discontinued operations from the eLoyalty division was $5.1 million for the year ended December 31, 1999 compared with $6.7 million for the same period last year. Excluding fees and other costs related to the eLoyalty transaction of $4.4 million, income from discontinued operations for the year ended December 31, 1999 was $9.5 million, an increase of 41 percent over the prior period. This increase was primarily due to the increased demand for eLoyalty services.

Weighted average number of common shares outstanding increased due to the exercise of stock options, the issuance of shares under the Company's employee stock purchase plan and the investment by the venture capital firms (see Note
12), partially offset by the repurchase of some outstanding shares. Weighted average number of common and common equivalent shares outstanding decreased because there were no adjustments for the effect of stock options as the adjustment would have been anti-dilutive for the year.

THE SEVEN MONTH TRANSITION PERIOD ENDED DECEMBER 31, 1998 COMPARED WITH THE PRIOR PERIOD ENDED DECEMBER 31, 1997

This report discusses the seven month transition period ended December 31, 1998, due to the Company changing from a May 31 fiscal year-end to a fiscal year aligned with the calendar year beginning January 1, 1999. In addition, on February 15, 2000 TSC successfully completed the spin-off of its eLoyalty division into a separate publicly traded company. Accordingly, this report discusses the TSC consolidated statements of operations with eLoyalty's operations presented on a discontinued operations basis.

Consolidated net revenues for the seven month transition period ended December 31, 1998 increased 25 percent to $126.8 million compared with $101.4 million for the same period in the prior year. This increase was primarily due to continued demand for consulting services that implement third-party application software packages. Domestic revenue grew 27 percent due to the Company's ability to generate additional revenue through an increased consulting staff, as well as an overall 4 percent increase in average domestic billing rates compared to the same period a year ago. These increases were slightly offset by international revenues which declined approximately six percent.

Project personnel costs for the seven month transition period ended December 31, 1998, which represent mainly professional salaries and benefits, increased to $61.5 million from $47.0 million



================================================================================
for the same period in the prior year, an increase of 31 percent. The increase was partially due to an increase in professional headcount and was consistent with the higher revenues reported during the seven month transition period ended December 31, 1998. Project personnel costs as a percentage of net revenues increased to 48 percent for the seven month transition period ended December 31, 1998 from 46 percent for the same period in the prior year due to lower staff utilization.

Other project expenses consist of nonbillable expenses directly incurred for client projects and business development including recruiting fees, sales and marketing expenses, personnel training and provisions for valuation allowances and reserves for potential losses on continuing projects. Other project expenses for the seven month transition period ended December 31, 1998 were $19.8 million, compared with $14.2 million in the comparable period in the prior year, an increase of $5.6 million, or 39 percent. The increase in other project expenses primarily included the following: an increase of $2.5 million in domestic hiring, training, communication and computer expenses associated with increased headcount; an increase of $1.1 million associated with domestic practice area development including marketing, business development, travel and sales commissions; an increase in international costs of $1.2 million associated with travel, marketing and business development expenses; and a net increase of $0.8 million in various other costs which includes termination costs, depreciation expense and various other costs. Other project expenses as a percentage of net revenues increased to 16 percent in the seven month transition period ended December 31, 1998 from 14 percent for the same period in the prior year due mainly as a result of the items mentioned above.

Management and administrative support costs increased $13.4 million to $36.9 million for the seven month transition period ended December 31, 1998 from $23.5 million for the same period in the prior year, an increase of 57 percent. Approximately $5.0 million of this increase was attributable to the increase in Global Core Service (GCS) costs over the same period in the prior year, which was necessary to support the growth in business. The increase in these costs versus the same period in the prior year included: increased expenses in the internal systems and human resources areas of $3.5 million; higher expenses of $0.6 million related to the expansion of the Company's corporate recruiting organization; higher marketing expenses of $0.8 million as a result of increased corporate marketing efforts; and a net increase in various other costs of $0.1 million including corporate legal, accounting, finance and investor relations costs. The Company also incurred an additional $3.1 million of practice area management and administrative costs. These costs primarily included additional domestic regional management and practice area support personnel of $1.0 million; international growth of $0.7 million; and various other domestic management and administrative expenses of $1.4 million, which include items such as practice area marketing, recruiting, sales and other expenses. In addition, the Company recorded expenses of $5.3 million during the seven month transition period ended December 31, 1998. This results from decisions made during the seven month transition period to abandon an investment in an Internet-based commerce software tool of $3.3 million and expenses to sever certain management and administrative employees of $2.0 million.

Goodwill amortization remained unchanged for the seven month transition period ended December 31, 1998 compared to the same period in the prior year at $0.2 million.


================================================================================

Incentive compensation of $6.7 million was accrued during the seven month transition period ended December 31, 1998 compared to $5.6 million for the same period in the prior year. The increase is due to increased headcount, at both the consulting staff and the project manager levels. Incentive compensation as a percentage of net revenues remained virtually unchanged between years at approximately 5 percent.

Consolidated operating income from continuing operations was $1.8 million during the seven month transition period ended December 31, 1998 compared with $10.8 million in the same period in the prior year. This decrease was mainly due to increased practice area overhead as a result of various investments and higher-than-average management turnover, offset in part by higher staff utilization and higher billing rates compared to the prior period. Also contributing to this decrease was higher GCS costs and expenses to sever certain management and administrative employees and amortization expenses, as described above.

Net investment income for the seven month transition period ended December 31, 1998 was $1.7 million compared to $0.9 million for the same period a year ago. The increase is a result of higher cash and cash equivalent balances for the seven month transition period ended December 31, 1998 compared to the same period a year ago.

The Company's effective tax rate increased slightly to 45 percent for the seven month transition period ended December 31, 1998 compared to 43 percent in the prior period.

Income from discontinued operations from the eLoyalty division increased to $2.5 million for the seven month transition period ended December 31, 1998 compared to $2.3 million in the prior period, an increase of 9 percent. This increase was due to the increased demand in eLoyalty services and an increase in revenues, offset in part by investments in product development, expansion into Australia and further investment spending in Europe.

Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding increased primarily due to the exercise of stock options and the issuance of shares under the Company's employee stock purchase plan.


================================================================================

FISCAL 1998 COMPARED WITH FISCAL 1997

On February 15, 2000 TSC successfully completed the spin-off of its eLoyalty division into a separate publicly traded company. Accordingly, this report discusses the TSC consolidated statements of operations with eLoyalty's operations presented on a discontinued operations basis.

Consolidated net revenues for the year ended May 31, 1998 increased 55 percent to $189.6 million compared with $122.1 million in fiscal 1997. This increase was primarily due to continued demand for consulting services that implement third-party application software packages. The Company's domestic revenue grew 58 percent and international revenue grew 18 percent. The Company's ability to generate additional revenue was due to the Company's increased consulting staff from heightened recruiting efforts and the additional staff that joined the Company in previously reported business combinations. The additional hours billed by the increased consulting staff, combined with an increase in average domestic billing rates, were the primary factors in revenue growth compared to fiscal 1997.

Project personnel costs for the year ended May 31, 1998, which represent mainly professional salaries and benefits, increased to $87.6 million from $58.6 million in fiscal 1997, an increase of 50 percent. The increase was primarily due to an increase in professional headcount and was consistent with the higher revenues reported in fiscal 1998. Project personnel costs as a percentage of net revenues decreased to 46 percent for fiscal year 1998 compared to 48 percent in fiscal 1997.

The Company charges most of its project expenses directly to the client. Other project expenses consist of nonbillable expenses directly incurred for client projects and business development efforts including recruiting fees, sales and marketing expenses, personnel training and provisions for valuation allowances and reserves for potential losses on continuing projects. Other project expenses for fiscal 1998 were $27.0 million, compared with $15.9 million for fiscal 1997. This change was partially due to increases in hiring, training, practice area development and nonbillable travel expenses of $7.9 million as a result of increased headcount and business development. Other project expenses as a percentage of net revenues increased to 14 percent for fiscal 1998 compared to 13 percent in fiscal 1997.

Management and administrative support costs increased $19.0 million to $44.6 million for the year ended May 31, 1998 from $25.6 million for the year ended May 31, 1997, an increase of 74 percent. Approximately $11.6 million of this increase was attributable to the investment made in Global Core Services (GCS) over the prior fiscal year, which was necessary to support the growth in business. The increase in costs included: the opening and expansion of several domestic and international offices of $2.6 million; increased expenses in the internal systems and human resources areas of $3.9 million; higher expenses of $1.4 million related to the expansion of the Company's corporate recruiting organization; and higher marketing expenses of $0.9 million as a result of increased corporate marketing efforts. The Company also incurred an additional $7.4 million of practice area management and administrative costs. These costs primarily included international growth of $1.1 million; additional domestic regional management and practice area support personnel of $3.3 million; and various other management and administrative expenses of


================================================================================

$3.0 million which include items such as practice area marketing, recruiting, sales and other expenses.

Goodwill amortization remained unchanged for fiscal year 1998 compared to fiscal year 1997 at $0.4 million.

Incentive compensation of $7.5 million was accrued for the year ended May 31, 1998 compared to $7.4 million for the same period the prior year. This amount reflects the Company's annual bonus payout for fiscal 1998 made shortly after the end of the fiscal year.

Consolidated operating income from continuing operations increased 59 percent to $22.5 million in fiscal 1998 compared with $14.1 million in fiscal 1997. This increase was due to higher staff utilization and higher billing rates compared to the prior period and were consistent with the increase in revenues. This increase was partially offset by higher GCS costs, as described above.

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

Income from discontinued operations from the eLoyalty division increased to $6.8 million for fiscal year 1998 compared to $5.3 million in the prior period, an increase of 28 percent. This increase was primarily due to the increased demand in eLoyalty services and an increase in eLoyalty revenues, offset in part by investment programs and geographic expansion.

Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding increased primarily due to the exercise of stock options and the issuance of shares under the Company's employee stock purchase plan.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $27.1 million for the year ended December 31, 1999 compared to net cash provided by operating activities of $18.3 million in the prior year. Operating cash flow for the year ended December 31, 1999 included the restructuring and other charges and other favorable working capital activities, such as depreciation and amortization expense, accrued compensation and related costs and other current liabilities, offset by lower net income.

Net cash used in investing activities was $18.8 million for the year ended December 31, 1999 and reflects $13.5 million of cash held by discontinued operations as of December 31, 1999. The Company purchased $1.5 million of available-for-sale securities and received $2.8 million from the sale of available-for-sale securities. The proceeds from available-for-sale securities were transferred to cash and cash equivalents and reinvested in ongoing business activities.

Capital expenditures for the year ended December 31, 1999 were $2.5 million. Capital expenditures may continue at the current rate throughout the 2000 calendar year. The Company currently has no material commitments for capital expenditures.


================================================================================

Net cash outlays related to net assets of acquired businesses and other assets were $4.2 million for the year ended December 31, 1999. This represents the October 29, 1999 acquisition of CourseNet.

The Company has a $10.0 million unsecured line of credit facility (the "Facility") with Bank of America National Trust and Savings Association (Bank of America). The agreement expires December 30, 2000. At the Company's election, loans made under the Facility bear interest at either the Bank of America reference rate or the applicable Eurodollar interest rate plus 0.75 percent. The unused line fee is 0.125 percent of the unused portion of the commitment. The Facility requires, among other things, the Company to maintain certain financial ratios. As of December 31, 1999, the Company was in compliance with these financial ratio requirements. As of December 31, 1999, no borrowings had been made under the Facility.

Subsequent to December 31, 1999 and in connection with the eLoyalty spin-off, the Company contributed an additional $20.0 million of cash to eLoyalty Corporation. In light of this recent transaction, the Company still retains significant amounts of cash and cash equivalents and marketable securities to provide ample liquidity to handle the Company's current cash requirements.

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

NEW ACCOUNTING STANDARDS

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended is effective for financial statements issued for periods ending after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.


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

Year 2000 Issue

The Year 2000 issue is a general term used to address a class of problems which are caused by the inability of some computer programs to recognize various date values around January 1, 2000. This class of problems could result in a system failure or miscalculations causing disruptions of operations such as, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has not experienced any significant Year 2000 disruptions and none of the Company's suppliers or vendors have experienced Year 2000 disruptions that have had a significant impact on the Company.

The Company has conducted an assessment of its computer information systems by inventorying related hardware and software systems and has determined the nature and extent of the work required to ensure that its internal systems are Year 2000 compliant. The Company's internal systems can be grouped into three principal categories - its accounting and human resources software, its legacy systems that perform a variety of processes, and its office automation software products. With respect to the suite of software products licensed by the Company and



================================================================================
relied upon in the administration of accounting and human resources functions, which was licensed by the Company in the first quarter of its 1997 fiscal year, the licensor has indicated that the version previously employed by the Company was not Year 2000 compliant and, therefore, the Company has replaced the production and development versions with newer ones that are Year 2000 compliant. The Company plans to apply future patches to address the Year 2000 issue as they are made available. Based on currently available information, the Company believes the expense associated with these efforts will not be material.

Other important internal business processes of the Company, such as time and expense reporting and labor distribution (and their associated back-office functions), are performed by legacy systems that have been re-written to be Year 2000 compliant. The remaining office automation products have been inventoried and each vendor has been contacted for the product's Year 2000 status. All identified products have either been upgraded with patches, entirely replaced, determined to be Year 2000 compliant, or shown to possess no date-associated functions within the product. The Company believes it has completed the compliance project effort, and all of the identified systems were compliant as of December 31, 1999. To date, the cost associated with replacing/upgrading these systems, excluding labor costs, is less than $0.3 million, and the cost for replacement of these systems was included in its operating and capital budgets for calendar year 1999.

Vendors of the standard office automation software packages have been contacted and patches and/or newer versions of the applications have been secured. Distribution of the patches and newer versions of the software occurred during the third and fourth quarters of the calendar year 1999.

Based on presently available information, the Company believes that any necessary additional compliance efforts concerning its internal systems will not have a material adverse effect on its business, operating results and financial condition. However, if compliance efforts of which the Company is not currently aware are required and are not completed on time, or if the cost of any required updating, modification or replacement of the Company's information systems exceeds the Company's estimates, the Year 2000 issue could have a material adverse impact on the Company's business, operating results and financial condition.

In addition to the Company's internal systems, the Company relies on third party vendors in the conduct of its business. The Company has sought and received assurances from its material vendors and suppliers that there will be no interruption of service as a result of the Year 2000 issue.

The Company has generally refrained from performing Year 2000 remediation services for its clients. It is possible, however, that former, present and future clients could assert that certain services performed by the Company from time to time involve, or are related to, the Year 2000 issue. The Company has recommended, implemented and customized various third party software packages for its clients, and to the extent that such software programs may not be Year 2000 compliant, the Company could be subjected to claims as a result thereof. Since the Company's inception in 1988, it also has designed and developed software and systems for its clients. Due to the large number of such engagements undertaken by the Company over the years, there can be

================================================================================
no assurance that all such software programs and systems will be Year 2000 compliant, which could also result in the assertion of claims against the Company.

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

================================================================================

Management of Growth

The Company's business has experienced periods of significant growth since its inception, and the Company anticipates future growth. The growth of the Company's business and the expansion of its customer base have resulted in a corresponding growth in the demands on the Company's management and other personnel and its operating systems and internal controls. Any future growth may further strain existing management resources and operational, financial, human resources and management information systems and controls, which may not be adequate to support the Company's operations.

The Company is currently increasing its expense levels as a result of a number of factors, including increases in the number of employees, investments in equipment, training of employees and the development of methodologies, tools, etc. An unexpected decline in revenues without a corresponding and timely reduction in staffing and other expenses, or a staffing increase that is not accompanied by a corresponding increase in revenues, could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to manage its recent or future growth successfully. In addition, there can be no assurance that the Company will continue to grow or achieve the rates of growth it has experienced in the past.

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

================================================================================

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

Dependence on Key Personnel

Although the Company does not believe that the loss of any particular individual would have a material adverse impact on the Company, the loss of some or all of the Company's project managers could have a material adverse impact on the Company, including its ability to secure and complete engagements. The Company has employment agreements with its President, executive officers and Vice Presidents that contain noncompetition, nondisclosure and nonsolicitation covenants. The employment agreements with the President and executive officers do not have fixed expiration dates and may be terminated by either the Company or the employee on 90 days written notice. The employment agreements with the other Vice Presidents generally have a fixed initial term but are automatically renewed for successive one-year periods unless terminated by either the Company or the employee on 90 days written notice. Other senior employees also have employment agreements that are generally terminable by the Company or the employee upon 30 to 90 days written notice.

Unassigned Labor Costs

The Company's unassigned labor costs, which represent salaries and other expenses allocated to systems professionals not assigned to a specific project, can vary as a percentage of revenues over time. The Company attempts to reassign employees who meet its performance requirements to other active projects when they are no longer needed on a particular project. However, since the Company generally recruits personnel in advance of the commencement of certain projects in order to meet the needs of such projects, any cancellation or delays in the anticipated projects could increase the unassigned labor costs and might cause a material adverse effect upon the Company's business, operating results and financial condition.

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

================================================================================

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

Competition

The systems consulting and implementation market comprises a large number of participants, is subject to rapid changes and is highly competitive. The Company competes with and faces potential competition from a number of companies that have significantly greater financial, technical and marketing resources and greater name recognition than the Company. The Company also competes with smaller service providers whose specific, more narrowly focused service offerings may be more attractive to potential clients than the Company's multi-dimensional approach. The Company may also compete for certain clients and engagements with eLoyalty, which may have the benefit of contact relationships established and client information procured while that business was still a division of TSC. The Company's clients primarily consist of Fortune 1000 and other large corporations and there are an increasing number of professional services firms seeking systems consulting and implementation engagements from that client base. The Company believes that its ability to compete depends in part on a number of factors outside its control, including the ability of its competitors to hire, retain and motivate a significant number of senior project managers, the ownership by competitors of software used by potential clients, the development by others of software that is competitive with the Company's products and services, and the price at which others offer comparable services.

================================================================================

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

Intellectual Property Rights

Many of the Company's clients have required that the Company grant to them all proprietary and intellectual property rights with respect to the work product resulting from the Company's performance of services, including the intellectual property rights to any custom software developed by the Company for them. Each grant of proprietary and intellectual property rights limits the Company's ability to reuse work product components and work product solutions with other clients. In a limited number of such situations, the Company has obtained, and in the future may attempt to obtain, ownership interest or a license from its clients to permit the Company to market custom software for the joint benefit of the client and the Company. These arrangements may be nonexclusive or exclusive, and licensors to the Company may retain the right to sell products and services that compete with those of the Company. There can be no assurance, however, that the Company will be able to negotiate future software licenses upon terms acceptable to the Company.

The Company also develops certain foundation and application software tools, methodologies and products that are owned by the Company and licensed to its clients. The Company regards these software tools, methodologies and products as proprietary and intends to protect its rights, where appropriate, with registered copyrights, patents, registered trademarks, trade secret laws and contractual restrictions on disclosure and transferring title. There can be no assurance that any of these steps taken by the Company will be adequate to deter misappropriation of its proprietary rights or independent third party development of functionally equivalent products. "TSC" is a registered service mark of the Company.

================================================================================

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

Risks of Conducting International Operations

The Company engages in international operations. Because the cost of doing business abroad is typically higher for U.S. businesses than the cost of doing business domestically, the Company could experience a decline in its operating margins as the significance of its international operations increases. International operations and the provision of services in foreign markets are subject to a number of special risks, including currency exchange rate fluctuations, trade barriers, exchange controls, national and regional labor strikes, political risks, additional security concerns and risks of increases in duties, taxes and governmental royalties, as well as changes in laws and policies governing operations of foreign-based companies. In addition, the Company's growth internationally will depend upon its ability to attract, develop and retain a sufficient number of highly skilled, motivated local professional employees in each of those foreign countries where it conducts operations. Competition for such local personnel qualified to deliver most of the Company's services is intense, and there can be no assurance that the Company will be able to recruit, develop and retain a sufficient number of highly skilled, motivated local professional employees to successfully compete internationally.

================================================================================

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

================================================================================

                         Technology Solutions Company



                                   PART III.
================================================================================

ITEM 10. DIRECTORS AND EXECUTIVE
OFFICERS OF THE REGISTRANT

The information contained under the headings "Election of Directors," "Nominees for Director," "Members of Board of Directors Continuing in Office" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement") and the information contained under the heading "Executive Officers of the Registrant" in Item 1 hereof is incorporated herein by reference.

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

================================================================================

                         Technology Solutions Company



                                   PART IV.
================================================================================

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                         TECHNOLOGY SOLUTIONS COMPANY
                         ----------------------------


                       CONSOLIDATED FINANCIAL STATEMENTS
                       ---------------------------------
                       AND FINANCIAL STATEMENT SCHEDULE
                       --------------------------------


                               TABLE OF CONTENTS

Report of Independent Accountants............................................  37
---------------------------------

Financial Statements (Item 14(a)(1))
------------------------------------
    Consolidated Balance Sheets as of December 31, 1999 and 1998.............  38

    Consolidated Statements of Operations for the years ended
    December 31, 1999 and 1998 (unaudited), for the seven month transition period ended December 31, 1998 and for each of the two years in the period ended May 31, 1998................................................  39

    Consolidated Statements of Changes in Stockholders' Equity for
    the year ended December 31, 1999, for the seven month transition period ended December 31, 1998 and for each of the two years in the period ended May 31, 1998.......................................................  41

    Consolidated Statements of Cash Flows for the years ended December 31,
    1999 and 1998 (unaudited), for the seven month transition period ended
    December 31, 1998 and for each of the two years in the period ended May 31, 1998.......................................................  43

    Notes to Consolidated Financial Statements...............................  44

Financial Statement Schedule (Item 14(a)(2))
--------------------------------------------

    Schedule II  Valuation and Qualifying Accounts...........................  72

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

================================================================================

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors and Stockholders of Technology Solutions Company


In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) present fairly, in all material respects, the financial position of Technology Solutions Company and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999, for the seven month transition period ended December 31, 1998, and for each of the two years in the period ended May 31, 1998, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a)(2), presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

February 15, 2000
Chicago, Illinois

================================================================================

                         Technology Solutions Company

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                    ASSETS
                                    ------

                                                                          December 31,  December 31,
                                                                              1999          1998
                                                                          ------------  ------------
CURRENT ASSETS:
 Cash and cash equivalents...............................................    $ 81,002      $ 59,473
 Marketable securities...................................................      17,826        25,269
 Receivables, less allowance for doubtful receivables
    of $3,715 and $4,845.................................................      24,036        69,212
 Deferred income taxes...................................................       9,969        15,297
 Other current assets....................................................       4,664        13,764
                                                                             --------      --------
      Total current assets...............................................     137,497       183,015
COMPUTERS, FURNITURE AND EQUIPMENT, NET..................................       4,116         9,372
GOODWILL.................................................................       4,446        17,901
LONG-TERM RECEIVABLES AND OTHER..........................................       2,788         8,811
NET ASSETS OF DISCONTINUED OPERATIONS....................................      74,462            --
                                                                             --------      --------
      Total assets.......................................................    $223,309      $219,099
                                                                             ========      ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
CURRENT LIABILITIES:
 Accounts payable........................................................    $  2,995      $  3,263
 Accrued compensation and related costs..................................      18,453        25,184
 Deferred compensation...................................................      10,322        16,494
 Restructuring and other accruals........................................      12,708            --
 Other current liabilities...............................................       5,220         5,913
                                                                             --------      --------
      Total current liabilities..........................................      49,698        50,854
                                                                             --------      --------
COMMITMENTS AND CONTINGENCIES............................................          --            --
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; shares authorized --
      10,000,000;  none issued...........................................          --            --
 Common stock, $.01 par value; shares authorized --
      100,000,000; shares issued -- 43,354,725 and 41,242,886............         434           412
 Capital in excess of par value..........................................     110,455        94,886
 Retained earnings.......................................................      63,704        76,938
 Treasury stock, at cost, 0 and 275,911 shares...........................          --        (2,646)
 Accumulated Other Comprehensive Loss:
      Unrealized holding loss, net.......................................        (131)           (9)
      Cumulative translation adjustment..................................        (851)       (1,336)
                                                                             --------      --------
      Total stockholders' equity.........................................     173,611       168,245
                                                                             --------      --------
      Total liabilities and stockholders' equity.........................    $223,309      $219,099
                                                                             ========      ========

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.
================================================================================

                          Technology Solutions Company


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                     Seven Month
                                                   For the           Transition
                                                 Years Ended        Period Ended      For the Years
                                                December 31,        December 31,      Ended May 31,
                                           -----------------------  -------------  --------------------
                                              1999        1998          1998         1998       1997
                                           ----------  -----------  -------------  ---------  ---------
                                                       (unaudited)
REVENUES.................................   $156,320     $215,141       $126,839   $189,603   $122,063
                                            --------     --------       --------   --------   --------

COSTS AND EXPENSES:
  Project personnel......................     81,575      101,978         61,459     87,582     58,561
  Other project expenses.................     25,347       32,528         19,777     26,996     15,959
  Management and administrative support..     42,473       57,996         36,884     44,615     25,653
  Goodwill amortization..................        225          406            221        402        435
  Restructuring and other charges........     17,489           --             --         --         --
  Incentive compensation.................      9,908        8,320          6,654      7,537      7,361
                                            --------     --------       --------   --------   --------
                                             177,017      201,228        124,995    167,132    107,969
                                            --------     --------       --------   --------   --------
OPERATING (LOSS) INCOME..................    (20,697)      13,913          1,844     22,471     14,094
                                            --------     --------       --------   --------   --------
OTHER INCOME (EXPENSE):
  Net investment income..................      3,705        2,967          1,710      2,041      2,280
  Interest expense.......................       (139)         (60)           (13)       (21)      (191)
                                            --------     --------       --------   --------   --------
                                               3,566        2,907          1,697      2,020      2,089
                                            --------     --------       --------   --------   --------
(LOSS) INCOME FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES........    (17,131)      16,820          3,541     24,491     16,183
INCOME TAX (BENEFIT) PROVISION...........     (5,553)       6,986          1,587     10,258      6,425
                                            --------     --------       --------   --------   --------
(LOSS) INCOME FROM
   CONTINUING OPERATIONS.................    (11,578)       9,834          1,954     14,233      9,758
DISCONTINUED OPERATIONS:
  Income from discontinued
     operations (net of income taxes)....      5,133        6,732          2,521      6,787      5,309
   Loss on distribution of discontinued
     operations (net of income taxes)....     (6,789)          --             --         --         --
                                            --------     --------       --------   --------   --------
(LOSS) INCOME FROM DISCONTINUED
     OPERATIONS (net of income taxes)....     (1,656)       6,732          2,521      6,787      5,309
                                            --------     --------       --------   --------   --------
NET (LOSS) INCOME........................   $(13,234)    $ 16,566       $  4,475   $ 21,020   $ 15,067
                                            ========     ========       ========   ========   ========

================================================================================

                          Technology Solutions Company

                     (In thousands, except per share data)


                                                                Seven Month
                                                For the          Transition
                                              Years Ended       Period Ended   For the Years
                                             December 31,       December 31,   Ended May 31,
                                         ---------------------  ------------  ----------------
                                           1999       1998          1998       1998     1997
                                         --------  -----------  ------------  -------  -------
                                                   (unaudited)
NET (LOSS) EARNINGS PER COMMON SHARE:
(LOSS) INCOME PER COMMON SHARE
   FROM CONTINUING OPERATIONS..........  $ (0.27)     $  0.24        $  0.05  $  0.37  $  0.28
(LOSS) INCOME FROM
   DISCONTINUED OPERATIONS.............    (0.04)        0.17           0.06     0.17     0.15
                                         -------      -------        -------  -------  -------
NET  (LOSS) EARNINGS
   PER COMMON SHARE....................  $ (0.31)     $  0.41        $  0.11  $  0.54  $  0.43
                                         =======      =======        =======  =======  =======
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING............   42,044       40,190         40,668   38,887   35,333
                                         =======      =======        =======  =======  =======

(LOSS) INCOME PER COMMON SHARE
   FROM CONTINUING OPERATIONS
   ASSUMING DILUTION...................  $ (0.27)     $  0.23        $  0.04  $  0.33  $  0.25
(LOSS) INCOME FROM DISCONTINUED
   OPERATIONS ASSUMING DILUTION........    (0.04)        0.15           0.06     0.16     0.13
                                         -------      -------        -------  -------  -------
NET (LOSS) EARNINGS PER COMMON
SHARE ASSUMING DILUTION................  $ (0.31)     $  0.38        $  0.10  $  0.49  $  0.38
                                         =======      =======        =======  =======  =======
WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING...................   42,044       43,263         43,409   42,781   39,869
                                         =======      =======        =======  =======  =======

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.
================================================================================

                         Technology Solutions Company

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
  For the year ended December 31, 1999, for the seven month transition period ended December 31, 1998 and for the years ended May 31, 1998 and 1997 -- (In thousands, except share data)




                                                                                               Accumulated
                                      Common Stock Issued   Capital in                            Other
                                      --------------------   Excess of   Retained   Treasury   Comprehensive          Comprehensive
                                        Shares     Amount   Par Value    Earnings     Stock        Loss        Total   Income (Loss)
                                      ----------  --------  ----------  ---------  ----------- ------------- -------- -------------
Balance as of May 31, 1996........... 40,282,454     $403    $50,120     $35,983     $(15,835)   $  (642)    $ 70,029      $ 4,785
                                                                                                                           =======
Issuance of 2,565,747 treasury shares
  from exercise of stock options.....         --       --     12,140          --        6,001         --       18,141
Issuance of 179,165 treasury shares
  from employee stock purchase plan..         --       --      1,396          --          418         --        1,814
Change in net unrealized holding
  loss on available-for-sale
  securities.........................         --       --         --          --           --        323          323      $   323
Net income...........................         --       --         --      15,067           --         --       15,067       15,067
Cumulative translation adjustment....         --       --         --          --           --       (318)        (318)        (318)
Issuance of 851,199 treasury shares
  for business combinations..........         --       --     (1,832)        577        1,986         --          731
                                      ----------  -------   --------    --------   ----------   --------     --------      -------
Balance as of May 31, 1997........... 40,282,454      403     61,824      51,627       (7,430)      (637)     105,787      $15,072
                                                                                                                           =======
Issuance of 2,429,116 treasury shares
  from exercise of stock options.....         --       --     15,993          --        5,660         --       21,653
Issuance of 269,347 treasury shares
  from employee stock purchase plan..         --       --      3,070          --          625         --        3,695
Change in net unrealized holding
  loss on available-for-sale
  securities.........................         --       --         --          --           --        277          277      $   277
Net income...........................         --       --         --      21,020           --         --       21,020       21,020
Cumulative translation adjustment....         --       --         --          --           --       (891)        (891)        (891)
Issuance of 105,841 treasury shares
  for business combinations..........         --       --      4,202        (184)         247         --        4,265
                                      ----------  -------   --------    --------   ----------   --------     --------      -------
Balance as of May 31, 1998........... 40,282,454     $403    $85,089     $72,463     $   (898)   $(1,251)    $155,806      $20,406
                                      ----------  -------   --------    --------   ----------   --------     --------      =======


================================================================================

                         Technology Solutions Company

  For the year ended December 31, 1999, for the seven month transition period ended December 31, 1998 and for the years ended May 31, 1998 and 1997 -- (In thousands, except share data)


                                                                                                     Accumulated
                                          Common Stock Issued    Capital in                            Other
                                         ---------------------   Excess of   Retained  Treasury   Comprehensive        Comprehensive
                                            Shares     Amount    Par Value   Earnings     Stock       Loss       Total Income (Loss)
                                         -----------  --------  ----------  ---------  -----------  -------- --------- -------------
Issuance of 779,161 common stock
  shares and 401,575 treasury shares
  from exercise of stock options........     779,161     $  8   $  7,567    $     --     $ 1,094     $    --   $  8,669
Issuance of 181,271 common stock
  shares from employee stock purchase
  plan..................................     181,271        1      2,230          --          --          --      2,231
Purchase of 296,300 treasury shares.....          --       --         --          --     (2,842)          --     (2,842)
Change in net unrealized holding
  loss on available-for-sale securities.          --       --         --          --          --          33         33   $     33
Net income..............................          --       --         --       4,475          --          --      4,475      4,475
Cumulative translation adjustment.......          --       --         --          --          --        (127)      (127)      (127)
                                         -----------  -------   --------    ---------  ---------    --------  --------- ----------
Balance as of December 31, 1998.........  41,242,886      412     94,886      76,938      (2,646)     (1,345)   168,245   $  4,381
                                                                                                                          ========
Purchase of 480,000 treasury shares.....          --       --         --          --      (4,930)         --     (4,930)
Issuance of 1,258,702 common stock
  shares and 597,146 treasury shares
  from exercise of stock options........   1,258,702       13      8,814          --       5,990          --     14,817
Issuance of 353,137 common stock
  shares and 158,765 treasury shares
  from employee stock purchase plan.....     353,137        4      2,254          --       1,586          --      3,844
Issuance of 500,000 common stock
  shares to venture capital firms.......     500,000        5      4,501          --          --          --      4,506
Change in net unrealized holding
  loss on available-for-sale securities.          --       --         --          --          --        (122)      (122)  $   (122)
Net loss................................          --       --         --     (13,234)         --          --    (13,234)   (13,234)
Cumulative translation adjustment.......          --       --         --          --          --         485        485        485
                                         -----------  -------   --------    --------   ---------    --------  --------- ----------
Balance as of December 31, 1999.........  43,354,725     $434   $110,455    $ 63,704     $    --     $  (982)  $173,611   $(12,871)
                                         ===========  =======   ========    ========   =========    ========  =========  =========

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.
================================================================================

                         Technology Solutions Company


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                          Seven Month
                                                                                          Transition
                                                                     For the Years       Period Ended      For the Years
                                                                   Ended December 31,    December 31,      Ended May 31,
                                                                 ----------------------  -------------  --------------------
                                                                   1999        1998          1998         1998       1997
                                                                 ---------  -----------  -------------  ---------  ---------
                                                                            (Unaudited)
CASH FLOWS FROM
OPERATING ACTIVITIES:
   Net (loss) income...........................................  $(13,234)    $ 16,566        $ 4,475   $ 21,020   $ 15,067
   Restructuring and other charges.............................    17,489           --             --         --         --
   Adjustments to reconcile net (loss) income to net
     cash from operating activities:
      Depreciation and amortization............................    10,154       14,076         10,725      7,107      4,442
      Provisions for receivable valuation allowances and
        reserves for possible losses...........................     5,909        2,748          2,913      1,897      2,712
      (Gain) loss on sale of investments.......................      (102)          19             13        (43)       (17)
      Deferred income taxes....................................    (6,216)      (5,948)        (7,837)      (225)    (2,692)

      Changes in assets and liabilities:
        Receivables............................................    (5,786)     (22,953)           138    (28,031)   (21,533)
        Purchases of trading securities related to
          deferred compensation program........................    (1,003)      (5,397)        (2,928)    (6,724)    (4,182)
        Other current assets...................................     3,120       (2,151)           970        (95)    (4,884)
        Accounts payable.......................................       338        1,943          1,334        352        (73)
        Accrued compensation and related costs.................     5,125        8,176          4,187      3,914      5,260
        Deferred compensation..................................     1,003        5,397          2,928      6,724      4,182
        Other current liabilities..............................     8,470        8,636          5,753     11,592     11,687
        Other assets...........................................     1,849       (2,765)          (502)    (4,369)    (3,456)
                                                                 --------     --------        -------   --------   --------
          Net cash provided by operating activities............    27,116       18,347         22,169     13,119      6,513
                                                                 --------     --------        -------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of available-for-sale securities...................    (1,500)      (7,675)        (1,725)   (10,250)    (1,000)
   Proceeds from available-for-sale securities.................     2,820       10,090          7,260      5,337      1,314
   Proceeds from held-to-maturity investments..................        --        2,520          1,200      6,910      8,890
   Capital expenditures........................................    (2,464)      (4,731)        (2,499)    (5,745)    (6,057)
   Net assets of acquired businesses and other assets..........    (4,166)      (8,999)        (8,618)   (10,741)    (1,127)
   Cash held by discontinued operations........................   (13,462)          --             --         --         --
                                                                 --------     --------        -------   --------   --------
          Net cash (used in) provided by investing activities..   (18,772)      (8,795)        (4,382)   (14,489)     2,020
                                                                 --------     --------        -------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options.....................     9,214        5,827          3,903      8,721      6,445
   Proceeds from employee stock purchase plan..................     3,844        4,476          2,231      3,688      1,805
   Purchase of treasury shares.................................    (4,930)      (2,842)        (2,842)        --         --
   Sale of common stock........................................     4,506           --             --         --         --
   Capitalized lease obligation................................        --          (70)           (79)        71     (1,311)
                                                                 --------     --------        -------   --------   --------
       Net cash provided by financing activities...............    12,634        7,391          3,213     12,480      6,939
                                                                 --------     --------        -------   --------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS........................................       551         (192)            15       (603)      (511)
                                                                 --------     --------        -------   --------   --------
INCREASE IN CASH AND CASH EQUIVALENTS..........................    21,529       16,751         21,015     10,507     14,961
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.................    59,473       42,722         38,458     27,951     12,990
                                                                 --------     --------        -------   --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD.......................  $ 81,002     $ 59,473        $59,473   $ 38,458   $ 27,951
                                                                 ========     ========        =======   ========   ========

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.


================================================================================

                          Technology Solutions Company


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (In thousands, except share and per share data)
================================================================================

NOTE 1 -- THE COMPANY

TSC delivers business benefits through eBusiness consulting and systems integration services that help clients transform their businesses, their internal business processes and their relationships with customers, suppliers, distributors and employees and help these organizations realize the full benefits of information technology throughout the enterprise. The Company's clients generally are located throughout the United States and in Latin America and Europe.

On February 15, 2000 TSC successfully completed its spin-off of its eLoyalty division into a separate publicly traded company. Accordingly the consolidated balance sheet as of December 31, 1999 and the consolidated statements of operations for the years ended December 31, 1999 and 1998, the seven month transition period ended December 31, 1998 and for the fiscal years ended May 31, 1998 and 1997 have been reclassified to report these operations as discontinued operations. The consolidated balance sheet as of December 31, 1998 and consolidated statements of cash flows have not been restated on a discontinued operations basis.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -- The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions have been eliminated. Acquired businesses, accounted for using the purchase method, are included in the results of operations since their acquisition dates.

FISCAL YEAR CHANGE -- The Consolidated Financial Statements and Notes to the Consolidated Financial Statements for the year ended December 31, 1999 represent the first full calendar year since the Company changed from a May 31 fiscal year end. The unaudited financial information for the year ended December 31, 1998 is presented for comparative purposes and includes any adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation.

REVENUE RECOGNITION -- The Company derives its revenues from information technology, strategic business and management consulting, systems integration, programming, and packaged software integration and implementation services. The Company recognizes revenue on contracts as work is performed primarily based on hourly billing rates. Out-of-pocket expenses are presented net of amounts billed to clients in the accompanying consolidated statements of operations. Contracts are performed in phases. Losses on contracts, if any, are reserved in full when determined.


================================================================================

                         Technology Solutions Company

================================================================================


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

COMPUTERS, FURNITURE AND EQUIPMENT -- Computers, furniture and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives generally are five years or less. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the underlying lease term. Normal maintenance and repair costs are expensed as incurred. The costs and related accumulated depreciation or amortization of the assets sold or disposed of are moved from the account and resulting gain or loss is included in operations. The carrying value of computers, furniture and equipment is periodically reviewed to assess recoverability based on undiscounted future cash flows.

GOODWILL -- Goodwill (the excess of cost over the fair market value of the net identifiable tangible and intangible assets of businesses acquired) is amortized on a straight-line basis, typically over a five-year period. Accumulated amortization of goodwill as of December 31, 1999 and 1998 was $153 and $7,085, respectively. The carrying value of goodwill is periodically reviewed to assess recoverability based on undiscounted cash flows.

SOFTWARE DEVELOPMENT COSTS -- The Company capitalizes certain software development costs incurred subsequent to the achievement of technological feasibility and prior to the general release of the product for sale. Amortization of software costs is the greater of the amount computed using the
(a) ratio of current revenues to the total current and anticipated future revenues or (b) the straight-line method over the estimated economic life of the product.

================================================================================

                         Technology Solutions Company

================================================================================


(LOSS) EARNINGS PER COMMON SHARE -- The Company discloses basic and diluted
(loss) earnings per share in the consolidated statements of operations under the provisions of SFAS No. 128, "Earnings Per Share." (Loss) earnings per common share assuming dilution is computed by dividing net (loss) income by the weighted average number of common shares outstanding during each period presented, plus the dilutive effect of common equivalent shares arising from the assumed exercise of stock options using the treasury stock method. For 1999, common equivalent shares of 2,277 were not included in the diluted loss per share calculation as they were antidilutive. (Loss) earnings per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during each period presented. All share and per share amounts have been adjusted to reflect all of the Company's prior stock splits as of December 31, 1999.

               Reconciliation of Basic and Diluted (Loss) Earnings Per Share for the Year Ended
--------------------------------------------------------------------------------------------------------------
                                    December 31, 1999                             December 31, 1998
                      -------------------------------------------    -----------------------------------------
                                                                                     (unaudited)
                                                            Per                                          Per
                               Net                        Common             Net                       Common
                              (Loss)          Shares       Share           Income        Shares         Share
                             --------        --------    --------         --------      --------      --------
Basic (loss)
 Earning Per Share           $(13,234)        42,044       $(0.31)         $16,566        40,190         $0.41
                                                           ======                                        =====

Effect of Stock
 Options                           --             --                            --         3,073
                             --------         ------                       -------        ------
Diluted (Loss)
 Earnings Per Share          $(13,234)        42,044       $(0.31)         $16,566        43,263         $0.38
                             ========         ======       ======          =======        ======         =====

 Reconciliation of Basic and Diluted Earnings Per Share
         for the Seven Month Transition Period
                 Ended December 31, 1998
-------------------------------------------------------

                                                  Per
                       Net                      Common
                     Income        Shares        Share
                     ------        ------       ------
Basic EPS            $4,475        40,668        $0.11
                                                 =====
Effect of Stock
 Options                 --         2,741
                     ------        ------
Diluted EPS          $4,475        43,409        $0.10
                     ======        ======        =====

================================================================================

                         Technology Solutions Company

================================================================================

            Reconciliation of Basic and Diluted Earnings Per Share for the Fiscal Year Ended
---------------------------------------------------------------------------------------------------------
                                     May 31, 1998                               May 31, 1997
                      ----------------------------------------   ----------------------------------------
                                                     Per                                            Per
                            Net                     Common             Net                        Common
                          Income        Shares       Share           Income        Shares          Share
                        -----------  ------------  ------------    -----------  ------------  ------------
Basic EPS                   $21,020        38,887        $0.54         $15,067        35,333        $0.43
                                                         =====                                      =====
Effect of Stock
 Options                         --         3,894                           --         4,536
                            -------        ------                      -------        ------
Diluted EPS                 $21,020        42,781        $0.49         $15,067        39,869        $0.38
                            =======        ======        =====         =======        ======        =====


FOREIGN CURRENCY TRANSLATION -- The functional currencies for the Company's foreign subsidiaries are their local currencies. All assets and liabilities of foreign subsidiaries are translated to U.S. dollars at end of period exchange rates. The resulting translation adjustments are recorded as a component of stockholders' equity. Income and expense items are translated at average exchange rates prevailing during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in the consolidated statements of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS -- The carrying values of current assets, including marketable securities, and liabilities and long-term receivables approximated their fair values at December 31, 1999 and 1998, respectively. Investments in companies accounted for under the equity method for which fair value are not readily available are believed to approximate their carrying amount.

STOCK-BASED COMPENSATION -- The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation costs for employee stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock.

NEW ACCOUNTING STANDARDS -- On June 15, 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended is effective for financial statements issued for periods ending after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

================================================================================

                         Technology Solutions Company

================================================================================

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

EMPLOYEE BENEFIT PLAN -- The Company has a 401(K) Savings Plan (the " 401(K) Plan"). The 401(K) Plan allows employees to contribute up to 15 percent of their annual compensation, subject to Internal Revenue Service statutory limitations. Company contributions to the 401(K) Plan are discretionary. The Company contributed $2,301, $1,806 and $1,234 to the 401(K) Plan in the year ended December 31, 1999 and in fiscal 1998 and 1997, respectively. There were no Company contributions during the seven month transition period ended December 31, 1998, although the Company accrued amounts during the seven month transition period for the contribution made during the year ended December 31, 1999.

ESTIMATES AND ASSUMPTIONS -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS -- Certain reclassifications have been made to prior periods to conform to the current period classification. These reclassifications had no impact on net (loss) income or shareholders' equity.

NOTE 3 -- ACQUISITIONS

The following acquisitions are part of TSC's continuing operations.

On October 29, 1999, the Company acquired CourseNet Systems, Inc. (CourseNet) a leader in the delivery of e-learning solutions. Total consideration was approximately $5.2 million which consisted of $4.2 million in cash and the Company's $1.0 million previous investment in CourseNet. Goodwill of approximately $4.6 million resulted from the CourseNet acquisition and is being amortized over a five year period.

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

================================================================================

                         Technology Solutions Company

================================================================================

On February 15, 2000, TSC successfully completed the spin-off of its eLoyalty division. The following acquisitions are part of the eLoyalty transaction and are not considered part of TSC's continuing operations.

In June 1997, the Company acquired The Bentley Company, Inc. (Bentley). Bentley specialized in business and operations consulting in the eLoyalty division of the Company's business. Total consideration aggregated $17.5 million, including cash of $12.0 million (which includes $4.8 million of earn-out payments), 44,303 shares of the Company's Common Stock and stock options. Goodwill of approximately $18.1 million resulted from the Bentley acquisition and is being amortized over five years.

In February 1997, the Company acquired Geising International, a German-based business consulting firm in the eLoyalty division of the Company's business. Total consideration included cash of $1.0 million and 37,962 shares of the Company's Common Stock. Goodwill of approximately $1.0 million resulted from the Geising International acquisition and is being amortized over five years.

These acquisitions, except for the HRM combination, have been accounted for under the purchase method and accordingly their results have been included in the Company's results since the date of acquisition. Consolidated pro forma information for these acquisitions has not been presented, as pro forma results would not have been materially different from the Company's reported results.

NOTE 4 -- RECEIVABLES

Receivables consist of the following:

                                           December 31,   December 31,
                                           -------------  -------------
                                               1999           1998
                                           -------------  -------------
    Amounts billed to clients............       $27,136        $70,662
    Contracts in process.................           615          3,395
                                                -------        -------
                                                 27,751         74,057
    Receivable valuation allowances and
     reserves for possible losses........        (3,715)        (4,845)
                                                -------        -------
                                                $24,036        $69,212
                                                =======        =======

Amounts billed to clients represent professional fees and reimbursable project-related expenses. Contracts in process represent unbilled professional fees, project costs such as out-of-pocket expense, materials and subcontractor costs. The amounts above are expected to be collected within one year from the balance sheet date. Amounts billed to clients are unsecured and generally due within 30 days.

================================================================================

                         Technology Solutions Company

================================================================================

NOTE 5 -- MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS

Marketable securities are reported at fair value. The marketable securities consist of preferred stocks of $7,504 classified as available-for-sale and securities related to the Company's executive deferred compensation plan of $10,322 classified as trading securities (see Note 10). As of December 31, 1999 and 1998, the gross unrealized holding gain relative to the preferred stocks was $43 and $192 and the gross unrealized holding loss was $242 and $203, respectively, and are presented net and after-tax in a separate component of stockholders' equity. The Company recognized gains of $521, $134, $129 and $189 in its Statements of Operations for the year ended December 31, 1999, the seven month transition period ended December 31, 1998 and for the fiscal years ended May 31, 1998 and 1997, respectively, related to the trading securities. Since the trading securities are related to the Company's executive deferred compensation plan, a corresponding charge to earnings is included in the Statements of Operations to recognize the Company's increased liability for the deferred compensation plan.

Municipal bonds, included in long-term investments are presented at cost, net of accumulated amortized premiums and discounts. All of these bonds reached maturity during the seven month transition period ended December 31, 1998.

NOTE 6 -- COMPUTERS, FURNITURE AND EQUIPMENT

Computers, furniture and equipment consist of the following:

                                December 31,   December 31,
                                -------------  -------------
                                    1999           1998
                                -------------  -------------
    Computers.................      $ 13,183       $ 14,877
    Furniture and equipment...         4,760          7,030
                                    --------       --------
                                      17,943         21,907
    Accumulated depreciation..       (13,827)       (12,535)
                                    --------       --------
                                    $  4,116       $  9,372
                                    ========       ========

Depreciation and amortization expense was $3,305, $2,215, $3,344, and $3,361 for the year ended December 31, 1999, the seven month transition period ended December 31, 1998 and for the fiscal years ended May 31, 1998 and 1997, respectively.

================================================================================

                         Technology Solutions Company

================================================================================

NOTE 7 -- LONG-TERM RECEIVABLES AND OTHER

Long-term receivables and other consist of the following:

                                  December 31,  December 31,
                                  ------------  ------------
                                      1999          1998
                                  ------------  ------------
    Customer receivables........        $2,016        $2,016
    Employee receivables........           116           807
    Capitalized software costs..            --           132
    Investments.................           450         5,010
    Other.......................           206           846
                                        ------        ------
                                        $2,788        $8,811
                                        ======        ======

Amortization expense associated with capitalized software available for resale was $132, $4,158, $364 and $344 for the year ended December 31, 1999, the seven month transition period ended December 31, 1998 and the fiscal years ended May 31, 1998 and 1997, respectively. Included in the amortization expense for the seven month transition period ended December 31, 1998 was a charge to abandon an investment in an Internet-based commerce software tool of $3.3 million. The amounts capitalized for software costs were $139, $4,249 and $273 for the seven month transition period ended December 31, 1998 and the fiscal years ended May 31, 1998 and 1997, respectively. No amounts were capitalized during the year ended December 31, 1999.

NOTE 8 -- INCOME TAXES

The (benefit) provision for income taxes consists of the following:

                                         Seven Month
                            For the      Transition
                          Year Ended    Period Ended     For the Years
                         December 31,   December 31,     Ended May 31,
                         -------------  -------------  ------------------
                              1999           1998         1998      1997
                         -------------  -------------  --------  --------
Current:
    Federal............       $(1,764)      $  8,923   $ 9,235   $ 7,498
    State..............          (420)         1,972     2,238     2,512
    Foreign............           306          1,868     1,291        49
                              -------       --------   -------   -------
     Total current.....        (1,878)        12,763    12,764    10,059
                              -------       --------   -------   -------
  Deferred:
    Federal............          (986)        (6,712)     (843)   (3,317)
    State..............          (198)        (1,385)      (71)     (577)
    Foreign............        (2,491)        (3,079)   (1,592)      260
                              -------       --------   -------   -------
     Total deferred....        (3,675)       (11,176)   (2,506)   (3,634)
                              -------       --------   -------   -------
  (Benefit) provision
   for income taxes....       $(5,553)      $  1,587   $10,258   $ 6,425
                              =======       ========   =======   =======

================================================================================

                         Technology Solutions Company

================================================================================


Total income tax (benefit) provision differed from the amount computed by applying the federal statutory income tax rate to income from continuing operations due to the following:

                                                              Seven Month
                                                 For the      Transition
                                               Year Ended    Period Ended       For the Years
                                              December 31,   December 31,       Ended May 31,
                                              -------------  -------------  ----------------------
                                                  1999           1998          1998        1997
                                              -------------  -------------  ----------  ----------
      Federal tax (benefit) provision,
         at statutory rate..................      $ (5,996)       $ 1,239    $  8,572    $  5,664
      State tax (benefit) provision,
         net of Federal benefit.............          (857)           257       1,242       1,151
      Effect of foreign tax rate
         differences........................           509              6          29         (33)
      Nontaxable investment income..........          (232)          (144)       (160)       (532)
      Nondeductible goodwill and
          other acquisition related
          charges...........................           581             21          47         (99)
      Other.................................           442            208         528         274
                                                  --------        -------    --------    --------
      Income tax (benefit) provision........      $ (5,553)       $ 1,587    $ 10,258    $  6,425
                                                  ========        =======    ========    ========

Total income tax was allocated as follows:

                                                             Seven Month
                                                For the       Transition
                                               Year Ended    Period Ended       For the Years
                                              December 31,   December 31,       Ended May 31,
                                              ------------   ------------   ---------------------
                                                      1999           1998        1998        1997
                                                  --------        -------    --------    --------
(Loss) income from
   continuing operations....................      $ (5,553)       $ 1,587    $ 10,258    $  6,425
Items charged directly to
   stockholders' equity.....................        (5,860)        (4,956)    (13,493)    (11,605)
                                                  --------        -------    --------    --------
      Total income tax......................      $(11,413)       $(3,369)   $ (3,235)   $ (5,180)
                                                  ========        =======    ========    ========

================================================================================

                         Technology Solutions Company

================================================================================


Deferred tax assets and liabilities were comprised of the following:


                                                                             For the Years Ended December 31,
                                                                             --------------------------------
                                                                                    1999         1998
                                                                                    ----         ----
  Deferred tax assets:
    Deferred compensation and bonuses..........................                      $ 4,129   $ 6,925
    Net operating loss and credits.............................                        1,305     3,011
    Receivable valuation allowances and reserves
     for possible losses.......................................                        1,736     2,061
    Legal and other accruals...................................                        1,666     3,100
    Depreciation and amortization..............................                          184     1,523
    Goodwill...................................................                           --     1,221
    Restructuring and other charges............................                        1,980        --
    Other......................................................                          226        21
                                                                                     -------   -------
     Total deferred tax assets.................................                       11,226    17,862
                                                                                     -------   -------
  Deferred tax liabilities:
    Prepaid expenses...........................................                         (882)   (2,296)
    Capitalized software development costs.....................                           --       (53)
    Other......................................................                         (375)     (216)
                                                                                     -------   -------
     Total deferred tax liabilities............................                       (1,257)   (2,565)
                                                                                     -------   -------
  Net deferred tax asset.......................................                      $ 9,969   $15,297
                                                                                     =======   =======

(Loss) income before income taxes consisted of the following:

                                                                                Seven Month
                                                                   For the       Transition
                                                                  Year Ended    Period Ended     For the Years
                                                                 December 31,   December 31,     Ended May 31,
                                                                 ------------   ------------   -----------------
                                                                     1999           1998        1998      1997
                                                                     ----           ----        ----      ----
  United States................................................      $ (9,854)       $ 7,134   $25,355   $15,413
  Foreign......................................................        (7,277)        (3,593)     (864)      770
                                                                     --------        -------   -------   -------
  Total........................................................      $(17,131)       $ 3,541   $24,491   $16,183
                                                                     ========        =======   =======   =======

Income taxes paid during the year ended December 31, 1999, the seven month transition period ended December 31, 1998 and for the fiscal years ended May 31, 1998 and 1997 were $1,192, $6,907, $1,864 and $135, respectively.

================================================================================

                         Technology Solutions Company

================================================================================

NOTE 9 -- LINE OF CREDIT

The Company has a $10.0 million unsecured line of credit facility (the "Facility") with Bank of America. The agreement expires December 30, 2000. At the Company's election, loans made under the Facility bear interest at either the Bank of America reference rate or the applicable Eurodollar interest rate plus 0.75 percent. The unused line fee is 0.125 percent of the unused portion of the commitment. The Facility requires, among other things, the Company to maintain certain financial ratios. As of December 31, 1999, the Company was in compliance with these financial ratio requirements. There was no borrowing under the line of credit during the year ended December 31, 1999.

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

NOTE 11 -- EMPLOYEE STOCK PURCHASE PLAN

The Company instituted the Technology Solutions Company 1995 Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan qualifies as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. The Stock Purchase Plan is administered by the Compensation Committee of the Board of Directors. The Stock Purchase Plan permits eligible employees to purchase an aggregate of 1,687,500 shares of the Company's Common Stock.

Shares are purchased for the benefit of the participants at the end of each three month purchase period. The number of shares of the Company's Common Stock purchased under the Stock Purchase Plan during the year ended December 31, 1999, the seven month transition period ended December 31, 1998 and fiscal 1998 and 1997 were 511,902, 181,271, 269,347 and 179,165, respectively.

================================================================================

                         Technology Solutions Company

================================================================================

NOTE 12 -- CAPITAL STOCK

During June 1999, the Company entered into an agreement with two venture capital firms whereby these venture capital firms agreed to purchase 500,000 shares of the Company's common stock. On August 13, 1999, Technology Crossover Ventures and Sutter Hill Ventures funded to the Company cash proceeds of approximately $4.5 million and the Company delivered 500,000 shares of Common Stock (the "Company Shares") to the venture capital firms. The purchase price of $9.013 per share was equal to the average last reported sales price for the ten consecutive trading days ended June 25, 1999 (the date of the agreement). Both venture capital firms have a single demand registration right with respect to the Company Shares, which expires twelve months after the date of the purchase.

In November 1998, the Company announced a 2,000,000 share repurchase program. During the year ended December 31, 1999 and during the seven month transition period ended December 31, 1998 the Company repurchased 480,000 shares for $4,930 and 296,300 shares for $2,842, respectively under this plan.

On October 29, 1998, the Board of Directors declared a dividend distribution of one Right for each outstanding share of the Company's Common Stock. The description and terms of the Rights are set forth in a Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (see
Note 17).

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

================================================================================

                         Technology Solutions Company

================================================================================

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

The 1996 Plan and the Predecessor Plans authorize the grant of a variety of stock options and other awards if authorized by the Company's Board of Directors at prices not less than the fair market value at the date of grant. Options granted under the Predecessor Plans are generally exercisable beginning one year after the date of grant and are fully exercisable in three to four years from date of grant. Options granted under the 1996 Plan are generally exercisable beginning twelve months after date of grant and are fully exercisable within forty-two months from date of grant. Options available for grant were 573,220 and 1,583,934 as of December 31, 1999 and 1998, respectively.

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

The Company has elected to disclose the pro forma effects of SFAS No. 123, "Accounting for Stock-Based Compensation." As allowed under the provisions of this statement, the Company will continue to apply APB Opinion No. 25 and related interpretations in accounting for the stock options awarded under the Company's 1996 Plan. Accordingly, no compensation expense has been recognized for these stock options. Had compensation expense for the Company's 1996

================================================================================

                         Technology Solutions Company

================================================================================

Plan and Employee Stock Purchase Plan been determined consistent with SFAS No. 123, the Company's net (loss) income and (loss) earnings per share would have been reduced to the pro forma amounts indicated below:

                                                   Seven Month
                                      For the      Transition
                                    Year Ended    Period Ended    For the Years
                                   December 31,   December 31,    Ended May 31,
                                   -------------  -------------  ----------------
                                       1999           1998        1998     1997
                                   -------------  -------------  -------  -------
Net (loss) income:
      As reported:
        Continuing Operations....      $(11,578)       $ 1,954   $14,233  $ 9,758
        Discontinued Operations..      $ (1,656)       $ 2,521   $ 6,787  $ 5,309
                                       --------        -------   -------  -------
          Total..................      $(13,234)       $ 4,475   $21,020  $15,067
                                       ========        =======   =======  =======
      Pro forma:
        Continuing Operations....      $(15,214)       $(1,609)  $ 8,966  $ 6,984
        Discontinued Operations..      $ (3,783)       $   490   $ 4,074  $ 4,034
                                       --------        -------   -------  -------
          Total..................      $(18,997)       $(1,119)  $13,040  $11,018
                                       ========        =======   =======  =======
(Loss) earnings per share:
      As reported:
        Continuing Operations....      $  (0.27)       $  0.05   $  0.37  $  0.28
        Discontinued Operations..      $  (0.04)       $  0.06   $  0.17  $  0.15
                                       --------        -------   -------  -------
          Total..................      $  (0.31)       $  0.11   $  0.54  $  0.43
                                       ========        =======   =======  =======
      Pro forma:
        Continuing Operations....      $  (0.36)       $ (0.04)  $  0.23  $  0.20
        Discontinued Operations..      $  (0.09)       $  0.01   $  0.11  $  0.11
                                       --------        -------   -------  -------
          Total..................      $  (0.45)       $ (0.03)  $  0.34  $  0.31
                                       ========        =======   =======  =======
(Loss) earnings per share
       assuming dilution:
       As reported:
        Continuing Operations....      $  (0.27)       $  0.04   $  0.33  $  0.25
        Discontinued Operations..      $  (0.04)       $  0.06   $  0.16  $  0.13
                                       --------        -------   -------  -------
          Total..................      $  (0.31)       $  0.10   $  0.49  $  0.38
                                       ========        =======   =======  =======
      Pro forma:
        Continuing Operations....      $  (0.36)       $ (0.04)  $  0.21  $  0.18
        Discontinued Operations..      $  (0.09)       $  0.01   $  0.09  $  0.10
                                       --------        -------   -------  -------
          Total..................      $  (0.45)       $ (0.03)  $  0.30  $  0.28
                                       ========        =======   =======  =======

================================================================================

                         Technology Solutions Company

================================================================================


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                            Seven Month
                               For the      Transition
                             Year Ended    Period Ended        For the Years
                            December 31,   December 31,        Ended May 31,
                            -------------  -------------  ------------------------
                                1999           1998          1998         1997
                            -------------  -------------  -----------  -----------
Expected volatility.......    49.7%-54.2%    43.6%-49.8%  41.9%-44.1%  40.9%-51.4%
Risk-free interest rates..      4.6%-6.3%      4.1%-5.6%    5.3%-6.5%    5.3%-6.8%
Expected lives............     4.5 years      4.5 years     4.5 years    4.5 years

The Company has not paid and does not anticipate paying dividends; therefore, the expected dividend yield is assumed to be zero.

================================================================================

                         Technology Solutions Company

================================================================================

A summary of the status of the Company's option plans is presented below:


                                For the Year Ended        Seven Month Transition Period
                                   December 31,                  Ended December 31,              For the Years Ended May 31,
                          ----------------------------  -------------------------------  -------------------------------------------
                              1999            1999             1998        1998           1998        1998        1997       1997
                              ----            ----             ----        ----           ----        ----        ----       ----
                                            Weighted-                    Weighted-                  Weighted-              Weighted-
                                            Average                       Average                    Average                Average
                                            Exercise                      Exercise                  Exercise               Exercise
                             Shares          Prices           Shares       Prices        Shares      Prices      Shares     Prices
                           ----------      ---------        ----------    ---------    ---------    ---------  ----------  ---------
Outstanding at
  beginning of year         9,483,316         $ 8.05         9,845,695      $ 7.71    10,157,024      $ 5.03   10,450,710     $ 3.01
Granted                     2,130,863         $10.65         1,349,922      $18.58     2,466,222      $18.27    2,865,929     $10.93
Exercised                  (1,855,848)        $ 4.96        (1,180,736)     $ 3.31    (2,429,116)     $18.85   (2,565,747)    $15.02
Forfeited                  (1,120,149)        $12.29          (531,565)     $13.88      (348,435)     $ 9.72     (593,868)    $ 8.50
                           ----------                       ----------                ----------               ----------
Outstanding at
  end of year               8,638,182         $ 8.87         9,483,316      $ 8.05     9,845,695      $ 7.71   10,157,024     $ 5.03
                           ==========                       ==========                ==========               ==========
Exercisable at
  end of year               5,508,918         $ 7.36         6,211,300      $ 5.70     4,815,339      $ 4.81    4,288,095     $ 3.01
                           ==========                       ============              ==========               ==========


================================================================================

                         Technology Solutions Company

================================================================================


Weighted-average grant date fair value of options granted during the year:



                               Seven Month
                 For the        Transition
               Year Ended      Period Ended             For the
              December 31,     December 31,        Years Ended May 31,
              -----------      ------------        -------------------
                  1999             1998             1998         1997
                  ----             ----             ----         ----
                 $5.08            $8.15            $7.90        $5.24

The following summarizes information about options outstanding as of December 31, 1999:

                            Options Outstanding          Options Exercisable
                  -------------------------------------  ---------------------
                               Average      Weighted-              Weighted-
   Range of                   Remaining      Average                Average
   Exercise                  Contractual    Exercise               Exercise
    Prices        Shares        Life         Prices      Shares     Prices
---------------   ---------    ----------    ----------   ---------  ---------
$ 0.01-$ 3.00     2,335,867       9 years       $ 2.27    2,335,867     $ 2.27
$ 3.01-$ 8.00       566,896      10 years       $ 5.62      400,899     $ 5.06
$ 8.01-$10.00     3,090,022       8 years       $ 9.06    1,446,538     $ 9.36
$10.01-$12.00     1,222,271       9 years       $10.86      471,514     $10.86
$12.01-$15.00       104,495       8 years       $13.90       37,938     $14.46
$15.01-$18.00       770,981       7 years       $15.88      639,471     $15.88
$18.01-$23.00       407,425       9 years       $21.51      176,691     $21.95
$23.01-$36.00       140,225      10 years       $31.19           --     $   --
                  ---------                               ---------
                  8,638,182       9 years       $ 8.87    5,508,918     $ 7.36
                  =========                               =========


================================================================================

                         Technology Solutions Company

================================================================================


IMPACT OF THE FEBRUARY 15, 2000 SPIN-OFF ON TSC OPTIONS -- At the time of the eLoyalty spin-off, TSC options were appropriately adjusted to reflect the impact of the spin-off. TSC option holders (excluding eLoyalty employees and directors) with options granted prior to June 22, 1999 had each of their options converted into both an adjusted TSC option and an eLoyalty Corporation option on a one-for-one basis. The original strike price of the TSC option was split into a strike price for (1) the adjusted TSC option and (2) the eLoyalty Corporation option based on the relative trading values of the two companies' common stock immediately after the spin. Immediately after the spin-off, TSC stock traded at
16.5278 percent of the combined value of one share of TSC stock and one share of eLoyalty stock. Accordingly, the strike price for the adjusted TSC option was set at 16.5278 percent of the original TSC option strike price while the eLoyalty option strike price was set at 83.4722 percent of the original TSC option strike price.

TSC option holders (excluding eLoyalty employees and directors) with options granted subsequent to June 21, 1999 did not receive any eLoyalty Corporation options but did have their TSC options adjusted by reducing the strike price and increasing the number of options. The adjustments were calculated based on the relative trading values of TSC and eLoyalty Common Stock immediately after the spin. The adjusted strike price was determined by multiplying the original strike price by 16.5278 percent. The adjusted number of options was determined by dividing the original number of options by 16.5278 percent.

eLoyalty employees and directors who held TSC options forfeited their TSC options at the time of the spin-off and, in return, received additional eLoyalty options.

In all cases, the TSC and eLoyalty option adjustments described above were calculated to (1) preserve the intrinsic value of the option as well as (2) preserve the ratio of the exercise price to the fair market value of the stock subject to the option.

As a net result of these adjustments, the number of TSC options outstanding increased by approximately 2.9 million at the time of the spin-off.

The option share and price information contained in this footnote have not been adjusted for the effects of the February 15, 2000 spin-off.


================================================================================

                         Technology Solutions Company

================================================================================


NOTE 14 -- BUSINESS SEGMENTS

Prior to the spin-off of the eLoyalty division of TSC, the Company was organized into two business segments which each had its own business focus and service offering -- Enterprise Solutions (E-Solutions) and eLoyalty. Each served the Company's customers in the U.S. and international markets. The Company believed that a structure based on these focused business segments addressed its clients' needs for very specialized industry and systems knowledge and allowed its employees the flexibility and opportunity to grow and develop. Each business segment developed its own specific methodologies, tools, project management plans, best practice and benchmark information and templates. The E-Solutions business segment now represents TSC's continuing operations and it has specialized expertise in helping organizations access the ability of their current systems to meet the changing and often increasing demands of business. E-Solutions is a recognized leader in packaged software implementation and integration, supply chain management, e-business and knowledge management. The eLoyalty division is not a part of TSC's continuing operations. eLoyalty is a global information technology services company focused on providing enterprise-wide solutions across all customer access channels, including the Internet.

Prior to the spin-off of eLoyalty, the Company evaluated the performance of its segments and allocated resources to them based partially on receivables. The receivable balances before allowance for doubtful receivables for the E-Solutions business segment was $27.8 million and $46.5 million at December 31, 1999 and 1998, respectively. Receivable balances for the eLoyalty division were $46.1 million and $27.6 million at December 31, 1999 and 1998, respectively.


================================================================================

                         Technology Solutions Company

================================================================================


The following is revenue and long-lived asset information by geographic area (in thousands):

                                                  Net Assets of
    For the year ended     United     Foreign     Discontinued
    December 31, 1999      States   Subsidiaries   Operations     Total
-----------------------   --------  ------------  -------------  --------
Revenues                  $147,377       $ 8,943        $    --  $156,320
Identifiable assets       $143,030       $ 4,996        $75,283  $223,309

Seven month transition                            Net Assets of
period ended               United     Foreign     Discontinued
December 31, 1998          States   Subsidiaries   Operations     Total
-----------------------   --------  ------------  -------------  --------
Revenues                  $121,385       $ 5,454        $    --  $126,839
Identifiable assets       $190,738       $28,361        $    --  $219,099

                                                  Net Assets of
For the year ended         United     Foreign     Discontinued
May 31, 1998               States   Subsidiaries   Operations     Total
-----------------------   --------  ------------  -------------  --------
Revenues                  $180,890       $ 8,713        $    --  $189,603
Identifiable assets       $176,949       $20,199        $    --  $197,148

                                                  Net Assets of
For the year ended         United     Foreign     Discontinued
May 31, 1997               States   Subsidiaries   Operations     Total
-----------------------   --------  ------------  -------------  --------
Revenues                  $114,672       $ 7,391        $    --  $122,063
Identifiable assets       $117,110       $16,756        $    --  $133,866

Foreign revenue is based on the country in which the legal subsidiary is domiciled. No single foreign country's revenue was material as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," to the consolidated revenues of the Company.


================================================================================

                         Technology Solutions Company

================================================================================


NOTE 15 -- MAJOR CLIENTS

The Company's five largest clients in the year ended December 31, 1999 accounted for 4 percent, 4 percent, 4 percent, 4 percent and 3 percent of total revenues, respectively; in the seven month transition period ended December 31, 1998 the five largest clients accounted for 5 percent, 5 percent, 3 percent, 3 percent, and 3 percent of total revenues, respectively; in fiscal 1998, the five largest clients accounted for 6 percent, 4 percent, 3 percent, 3 percent, and 3 percent of total revenues, respectively; in fiscal 1997, they accounted for 11 percent, 5 percent, 5 percent, 5 percent, and 5 percent of total revenues, respectively. No client accounted for 10 percent or more of revenues during the year ended December 31, 1999, the seven month transition period ended December 31, 1998 or fiscal 1998. In fiscal 1997, The Prudential accounted for 11 percent of revenues.

NOTE 16 -- LEASES

The Company leases various office facilities under operating leases expiring at various dates through July 31, 2004. Additionally, the Company leases various property and office equipment under operating leases expiring at various dates. Rental expense for all operating leases approximated $7,826, $7,927 $9,789 and $3,084 for the year ended December 31, 1999, for the seven month transition period ended December 31, 1998 and for the fiscal years ended May 31, 1998 and 1997, respectively. Future minimum rental commitments under noncancelable operating leases with terms in excess of one year are as follows:

                        Calendar Year                     Amount
                        -------------                     ------
                        2000............................. $3,124
                        2001.............................  1,116
                        2002.............................    509
                        2003.............................    289
                        2004.............................    168
                                                          ------
                                                          $5,206
                                                          ======

The Company had no capital leases as of December 31, 1999.


================================================================================

                         Technology Solutions Company

================================================================================


NOTE 17 -- STOCKHOLDER RIGHTS PLAN

On October 29, 1998, the Board of Directors adopted a Stockholder Rights Plan (the "Rights Plan"). The Rights Plan is intended to assure fair and equal treatment for all of the Company's stockholders in the event of a hostile takeover attempt.

On February 9, 2000, the Rights Plan was amended to remove certain restrictions on the ability of the Company to redeem or amend the Rights following specified changes in the composition of the Board of Directors.

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

================================================================================

                         Technology Solutions Company

================================================================================


NOTE 18 -- COMPREHENSIVE INCOME

The Company's comprehensive income and related tax effects were as follows:

For the Year Ended                      Before-Tax   Tax (Expense)  Net-of-Tax
December 31, 1999                         Amount        Benefit       Amount
-----------------------                 -----------  -------------  -----------
Change in unrealized holding loss on
   available-for-sale securities:
Unrealized holding losses arising
   during the period..................       $ (86)          $ 30        $ (56)
Less: adjustment for gain
   realized in net loss...............        (102)            36          (66)
                                             -----           ----        -----
Net unrealized loss...................        (188)            66         (122)
Cumulative translation adjustment.....         485             --          485
                                             -----           ----        -----
Other comprehensive income............       $ 297           $ 66        $ 363
                                             =====           ====        =====

Seven Month Transition
Period Ended                            Before-Tax   Tax (Expense)  Net-of-Tax
December 31, 1998                         Amount        Benefit       Amount
-----------------------                 -----------  -------------  -----------
Change in unrealized holding loss on
   available-for-sale securities:
Unrealized holding gains arising
   during the period..................       $  38           $(14)       $  24
Less: adjustment for loss
   realized in net income.............          13             (4)           9
                                             -----           ----        -----
Net unrealized gain...................          51            (18)          33
Cumulative translation adjustment.....        (127)            --         (127)
                                             -----           ----        -----
Other comprehensive loss..............       $ (76)          $(18)       $ (94)
                                             =====           ====        =====

================================================================================

                         Technology Solutions Company

================================================================================

For the Year Ended                      Before-Tax   Tax (Expense)  Net-of-Tax
May 31, 1998                              Amount        Benefit       Amount
------------------                      -----------  -------------  -----------
Change in unrealized holding loss on
   available-for-sale securities:
Unrealized holding gains arising
   during the period..................       $ 453          $(158)       $ 295
Less: adjustment for gain
   realized in net income.............         (27)             9          (18)
                                             -----          -----        -----
Net unrealized gain...................         426           (149)         277
Cumulative translation adjustment.....        (891)            --         (891)
                                             -----          -----        -----
Other comprehensive loss..............       $(465)         $(149)       $(614)
                                             =====          =====        =====

For the Year Ended                      Before-Tax   Tax (Expense)  Net-of-Tax
May 31, 1997                              Amount        Benefit       Amount
------------------                      -----------  -------------  -----------
Change in unrealized holding loss on
   available-for-sale securities:
Unrealized holding gains arising
   during the period..................       $ 505          $(178)       $ 327
Less: adjustment for gain
   realized in net income.............          (6)             2           (4)
                                             -----          -----        -----
Net unrealized gain...................         499           (176)         323
Cumulative translation adjustment.....        (318)            --         (318)
                                             -----          -----        -----
Other comprehensive income............       $ 181          $(176)       $   5
                                             =====          =====        =====

NOTE 19 -- LITIGATION

The Company is party to lawsuits arising out of the normal course of business. Management believes the final outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cashflows.

================================================================================

                         Technology Solutions Company

================================================================================

NOTE 20 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                      March 31,   June 30,  September 30,  December 31,
Quarter Ended                         1999/(b)/    1999        1999          1999/(c)/
-------------                         ---------  --------  -------------  -------------
Revenues                              $ 46,204    $43,777        $36,278      $ 30,061
Operating (loss) income               $(15,423)   $ 1,170        $   950      $ (7,394)
(Loss) income from
   continuing operations              $ (9,278)   $ 1,080        $   994      $ (4,374)
Income (loss) from
   discontinued operations            $  2,608    $ 2,839        $ 2,358      $ (2,672)
Loss on distribution of
   discontinued operations            $     --    $    --        $    --      $ (6,789)
Net (loss) income                     $ (6,670)   $ 3,919        $ 3,352      $(13,835)
                                      ========    =======        =======      ========
(Loss) income per
   common share from
   continuing operations/(a)/         $  (0.22)   $  0.02        $  0.03      $  (0.10)
Income (loss) from
   discontinued operations/(a)/       $   0.06    $  0.07        $  0.05      $  (0.22)
                                      --------    -------        -------      --------
Net (loss) earnings
   per common share/(a)/              $  (0.16)   $  0.09        $  0.08      $  (0.32)
                                      ========    =======        =======      ========
(Loss) income per common
   share from continuing
   operations assuming dilution/(a)/  $  (0.22)   $  0.02        $  0.03      $  (0.10)
Income (loss) from discontinued
   operations assuming dilution/(a)/  $   0.06    $  0.07        $  0.05      $  (0.22)
                                      --------    -------        -------      --------
 Net (loss) earnings per common
   share assuming dilution/(a)/       $  (0.16)   $  0.09        $  0.08      $  (0.32)
                                      ========    =======        =======      ========

________________
(a) All earnings per share data have been restated to reflect all of the Company's prior stock splits as of December 31, 1999.
(b)  Includes a restructuring charge of $10.5 million.
(c)  Includes restructuring and other charges of $7.0 million.

================================================================================

                         Technology Solutions Company

================================================================================

                                      March 31,  June 30,  September 30,  December 31,
Quarter Ended                           1998       1998        1998           1998
-------------                         ---------  --------  -------------  -------------
Revenues                                $50,376   $57,938        $57,260       $49,567
Operating income (loss)                 $ 6,902   $ 7,342        $ 5,253       $(5,584)
Income (loss) from
   continuing operations                $ 4,213   $ 4,923        $ 3,682       $(2,984)
Income (loss) from
   discontinued operations              $ 2,222   $ 2,499        $ 1,427       $   584
Net income (loss)                       $ 6,435   $ 7,422        $ 5,109       $(2,400)
                                        =======   =======        =======       =======
Income (loss) per
   common share from
   continuing operations/(a)/           $  0.11   $  0.12        $  0.09       $ (0.08)
Income from
   discontinued operations/(a)/         $  0.05   $  0.07        $  0.04       $  0.01
                                        -------   -------        -------       -------
Net earnings (loss)
   per common share/(a)/                $  0.16   $  0.19        $  0.13       $ (0.07)
                                        =======   =======        =======       =======
Income (loss) per common
   share from continuing
   operations assuming dilution/(a)/    $  0.10   $  0.11        $  0.09       $ (0.08)
Income per common
   share from discontinued
   operations assuming dilution/(a)/    $  0.05   $  0.06        $  0.03       $  0.01
                                        -------   -------        -------       -------
Net earnings (loss) per common
   share assuming dilution/(a)/         $  0.15   $  0.17        $  0.12       $ (0.07)
                                        =======   =======        =======       =======

________________
(a) All earnings per share data have been restated to reflect all of the Company's prior stock splits as of December 31, 1999.

================================================================================

                         Technology Solutions Company

================================================================================


NOTE 21 -- OTHER EVENTS

On March 30, 1999, the Company announced that it was making a number of changes to its business operations and, as a result, the Company recorded a restructuring charge of $10.5 million associated with those changes and the severance of approximately 300 people, primarily consulting personnel. The restructuring charge was determined based on a plan prepared at the time the restructuring actions were approved by management and the Board of Directors. During the year ended December 31, 1999, the Company used $9.3 million of the restructuring accrual as a result of cash paid during the year of $7.8 million associated with the severance of approximately 270 employees and $1.5 million in asset write-offs and other costs. In addition, during the quarter ended December 31, 1999 the Company recorded $7.0 million in restructuring and other costs associated with lease terminations of $3.0 million, former executive severance costs of $1.8 million, CourseNet Systems, Inc. (CourseNet) costs of $1.3 million and write-offs of other assets of $0.9 million. The restructuring accrual balance is considered adequate to cover the remaining committed restructuring actions.

NOTE 22 -- SUBSEQUENT EVENTS

On February 15, 2000 TSC successfully completed the spin-off of its eLoyalty division into a separate publicly traded company. Previously on January 27, 2000, TSC received a favorable ruling from the Internal Revenue Service that the spin-off of its eLoyalty division would be a tax free distribution of all of the Company's eLoyalty shares to TSC's shareholders. Operating results from eLoyalty were as follows:

                                                       Seven Month
                                           For the      Transition
                                         Year Ended    Period Ended   For the Years
                                        December 31,   December 31,   Ended May 31,
                                        -------------  ------------  ----------------
                                            1999           1998       1998     1997
                                            ----           ----       ----     ----
Revenues..............................      $140,465        $62,600  $82,272  $43,024
                                            --------        -------  -------  -------

Income before income taxes............      $ 12,954        $ 5,042  $11,891  $ 8,795
Income tax provision..................         7,821          2,521    5,104    3,486
                                            --------        -------  -------  -------
Income from
   discontinued operations............         5,133          2,521    6,787    5,309
Loss on distribution of discontinued
   operations before income taxes.....        (7,336)            --       --       --
Income tax benefit....................          (547)            --       --       --
                                            --------        -------  -------  -------
Loss on distribution of
   discontinued operations............        (6,789)            --       --       --
                                            --------        -------  -------  -------
Total (loss) income from
   discontinued operations............      $ (1,656)       $ 2,521  $ 6,787  $ 5,309
                                            ========        =======  =======  =======

================================================================================

                         Technology Solutions Company

================================================================================


The $6.8 million loss on distribution of discontinued operations represents fees and other costs related to the eLoyalty transaction and the net loss incurred by eLoyalty from January 1, 2000 through February 15, 2000. The net assets of discontinued operations of $74,462 as of December 31, 1999 consists of current assets of $77,915, non-current assets of $18,688, current liabilities of $22,988 and accumulated other comprehensive loss of $847.

In addition in connection with the spin-off, on February 15, 2000, Technology Crossover Ventures and Sutter Hill Ventures purchased from eLoyalty Corporation
2.5 million common shares for $8.4 million. TSC also has provided a short-term guarantee for a $10.0 million revolving credit facility entered into by eLoyalty with Bank of America. TSC received a fee from eLoyalty. The guarantee will terminate on December 30, 2000.

================================================================================

                         Technology Solutions Company

================================================================================


                Schedule II - Valuation and Qualifying Accounts

    For the Year Ended December 31, 1999, the Seven Month Transition Period
     Ended December 31, 1998 and for the Years Ended May 31, 1998 and 1997
                                (In thousands)

                             Balance at   Net Assets of                           Balance at
    Description of            beginning   Discontinued                              end of
Allowance and Reserves         of year    Operations     Additions  Deductions       year
----------------------       ----------   ----------     ---------  ----------    ----------
May 31, 1997
------------
Valuation allowances
  and receivable reserves
  for potential losses           $1,870             --      $2,712     $(1,236)      $3,346
                                 ======                     ======     =======       ======
May 31, 1998
------------
Valuation allowances
  and receivable reserves
  for potential losses           $3,346             --      $1,897     $(1,997)      $3,246
                                 ======                     ======     =======       ======
December 31, 1998
-----------------
Valuation allowances
  and receivable reserves
  for potential losses           $3,246             --      $2,913     $(1,314)      $4,845
                                 ======                     ======     =======       ======
December 31, 1999
-----------------
Valuation allowances
  and receivable reserves
  for potential losses           $4,845        $(2,084)     $5,909     $(4,955)      $3,715
                                 ======        =======      ======     =======       ======

================================================================================

                         Technology Solutions Company

================================================================================


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

Item 14(a)(3)  Exhibits
-----------------------

The following documents are filed herewith or incorporated by reference and made a part of this Report.

Exhibit #                               Description of Document
---------                               -----------------------

2.1*           Reorganization Agreement with eLoyalty Corporation.

3(i) Restated Certificate of Incorporation of Technology Solutions Company, filed as Exhibit 3(i) to TSC's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998, is hereby incorporated by reference.

3(ii) Bylaws of TSC, as amended, filed as Exhibit 3 to TSC's Current Report on Form 8-K dated November 22, 1998, is hereby incorporated by reference.

4.1*           Certificate of Designation of Series A Junior Participating
               Preferred Stock.

4.2 Rights Agreement with ChaseMellon Shareholder Services, L.L.C., filed as exhibit 4 to TSC's current report on Form 8-K dated October 29, 1998, is hereby incorporated by reference.

4.3* First Amendment to Rights agreement with ChaseMellon Shareholder Services, L.L.C.

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

______________
*Filed herewith

================================================================================

                         Technology Solutions Company

================================================================================

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

Item 14(a)(3) Exhibits (Continued)
----------------------------------

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

10.08 Employment Agreement of Paul R. Peterson, filed as Exhibit 10.11 to TSC's Annual Report on Form 10-K for the fiscal year ended May 31, 1998, is hereby incorporated by reference.

10.09          Extension of Promissory Note of John T. Kohler, filed as Exhibit
               10.13 to TSC's Transition Report on Form 10-K for the seven month transition period ended December 31, 1998, is hereby incorporated by reference.

10.10 Employment Agreement of Jack N. Hayden, filed as Exhibit 10.09 to TSC's Annual Report on Form 10-K for the fiscal year ended May 31, 1996, is hereby incorporated by reference.

10.11          Letter of Understanding with Jack N. Hayden, filed as Exhibit
               10.14 to TSC's Annual Report on Form 10-K for the fiscal year ended May 31, 1998, is hereby incorporated by reference.

================================================================================

                         Technology Solutions Company

================================================================================

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

Item 14(a)(3) Exhibits (Continued)
----------------------------------

10.12* Separation Agreement and Limited Mutual Release from Employment Agreement with John T. Kohler.

10.13*    Letter Agreement with Jack N. Hayden.

10.14*    Employment Agreement Amendment with Jack N. Hayden.

10.15*    Employment Agreement Amendment with Paul R. Peterson.

10.16*    Employment Agreement with Timothy P. Dimond.

10.17*    Employment Agreement Amendment with Timothy P. Dimond.

10.18*    Shared Services Agreement with Eloyalty Corporation.

21*       Subsidiaries of the Company.

23*       Consent of PricewaterhouseCoopers LLP.

27*       Financial Data Schedule

Exhibits 10.01 through 10.17 listed above are the management contracts and compensatory plans or arrangements required to be filed as exhibits hereto pursuant to the requirements of Item 601 of Regulation S-K.

Item 14(b)   Reports on Form 8-K
--------------------------------

During the quarter ended December 31, 1999, the Company did not file any reports on Form 8-K.



______________
*Filed herewith

================================================================================

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March 2000.

TECHNOLOGY SOLUTIONS COMPANY



By:  /s/ TIMOTHY P. DIMOND
    -----------------------
       Timothy P. Dimond
    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the date indicated.

          Signature
          ---------
/s/ WILLIAM H. WALTRIP         (March 23, 2000)     Chairman,
-----------------------------------------------
    William H. Waltrip                              Officer and Director

/s/ JACK N. HAYDEN             (March 23, 2000)     President, Chief Executive
-----------------------------------------------
    Jack N. Hayden                                  Officer and Director

/s/ TIMOTHY P. DIMOND          (March 23, 2000)     Chief Financial Officer and
-----------------------------------------------
    Timothy P. Dimond                               Principal Accounting Officer

/s/ RAYMOND P. CALDIERO        (March 23, 2000)     Director
-----------------------------------------------
    Raymond P. Caldiero

/s/ STEPHEN B. ORESMAN         (March 23, 2000)     Director
-----------------------------------------------
    Stephen B. Oresman

/s/ MICHAEL R. ZUCCHINI        (March 23, 2000)     Director
-----------------------------------------------
    Michael R. Zucchini

(Being the principal executive officers, the principal financial and accounting officers and a majority of the directors of Technology Solutions Company).

================================================================================
                                    Page 76