Form 10-Q
period 2000-03-31
TECHNOLOGY SOLUTIONS COMPANY
filed 2000-05-15
CIK 877645

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q
                      ----------------


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended March 31, 2000

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

  As of April 28, 2000, there were outstanding 44,163,415 shares of TSC Common Stock, par value $.01.

                  TECHNOLOGY SOLUTIONS COMPANY
                       Index to Form 10-Q

=========================================================================

                             Part I
                                                          Page
                                                         Number
FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS
   Consolidated Balance Sheets as of
     March 31, 2000 and December 31, 1999                  3

   Consolidated Statements of Operations
     for the Three Months Ended
     March 31, 2000 and 1999                               4

   Consolidated Statements of Cash Flows
     for the Three Months Ended March 31, 2000 and 1999    5

   Notes to Consolidated Financial Statements              6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS    12


                             Part II

OTHER INFORMATION

   Item 6                                                 18

SIGNATURES                                                19

EXHIBIT INDEX                                             20



==========================================================================
                             Page 2

                      PART I.  FINANCIAL INFORMATION
==========================================================================
ITEM 1.  Financial Statements

                       TECHNOLOGY SOLUTIONS COMPANY
                        CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share data)

                                  ASSETS
                                  ------
                                                    March 31,  December 31,
                                                        2000       1999
                                                    ---------  -----------
                                                   (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                          $ 43,131     $ 81,002
  Marketable securities                                19,034       17,826
  Receivables, less allowance for
    doubtful receivables of $2,699 and $3,715          25,079       24,036
  Deferred income taxes                                 8,755        9,969
  Refundable income taxes                               6,598          --
  Other current assets                                 10,941        4,664
                                                     --------     --------
    Total current assets                              113,538      137,497

COMPUTERS, FURNITURE AND EQUIPMENT, NET                 3,356        4,116

GOODWILL                                                4,216        4,446

LONG-TERM RECEIVABLES AND OTHER                         3,088        2,788

NET ASSETS OF DISCONTINUED OPERATIONS                     --        74,462
                                                     --------     --------
     Total assets                                    $124,198     $223,309
                                                     ========     ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                   $  1,983     $  2,995
  Accrued compensation and related costs               11,215       18,453
  Deferred compensation                                12,098       10,322
  Restructuring and other accruals                      5,611       12,708
  Other current liabilities                             5,531        5,220
                                                      -------      -------
     Total current liabilities                         36,438       49,698
                                                      -------      -------
COMMITMENTS AND CONTINGENCIES                             --           --

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; shares
     authorized -- 10,000,000; none issued                --           --
  Common stock, $.01 par value; shares authorized --
     100,000,000; shares
      issued -- 44,064,023 and 43,354,725                 441          434
  Capital in excess of par value                      120,897      110,455
  (Accumulated deficit) and retained earnings         (33,421)      63,704
  Accumulated other comprehensive income (loss):
     Unrealized holding loss, net                        (162)        (131)
     Cumulative translation adjustment                      5         (851)
                                                     --------     --------
      Total stockholders' equity                       87,760      173,611
                                                     --------     --------
      Total liabilities and stockholders' equity     $124,198     $223,309
                                                     ========     ========

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.
===========================================================================
                             Page 3

                       TECHNOLOGY SOLUTIONS COMPANY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)



                                         For the Three
                                          Months Ended
                                           March 31,
                                        ------------------
                                           2000      1999
                                        -------    -------
                                          (unaudited)

REVENUES                                $33,182    $46,204
                                        -------    -------

COSTS AND EXPENSES:
Project personnel                        16,113     26,242
Other project expenses                    5,154      8,294
Management and administrative support     9,227     14,029
Goodwill amortization                       230         72
Restructuring and other charges           4,701     10,522
Incentive compensation                    2,113      2,468
                                        -------    -------
                                         37,538     61,627
                                        -------    -------

OPERATING LOSS                           (4,356)   (15,423)
                                        -------    -------

OTHER INCOME (EXPENSE):
Net investment income                     1,124        871
Interest expense                             (8)       (63)
                                         ------      -----
                                          1,116        808
                                         ------      -----

LOSS FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES        (3,240)   (14,615)

INCOME TAX BENEFIT                       (1,299)    (5,337)
                                         ------     ------
LOSS FROM CONTINUING OPERATIONS          (1,941)    (9,278)

INCOME FROM DISCONTINUED
   OPERATIONS (net of income taxes)         --       2,608
                                        -------    -------
NET LOSS                                $(1,941)   $(6,670)
                                        =======    =======

BASIC AND DILUTED NET (LOSS) EARNINGS
PER COMMON SHARE:

CONTINUING OPERATIONS                   $ (0.04)   $ (0.22)
DISCONTINUED OPERATIONS                     --        0.06
                                        -------    -------
NET LOSS PER COMMON SHARE               $ (0.04)   $ (0.16)
                                        =======    =======

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING              43,803     41,007
                                        =======    =======

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.
===========================================================================
                             Page 4

                       TECHNOLOGY SOLUTIONS COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                                           For the
                                                      Three Months Ended
                                                           March 31,
                                                      -------------------
                                                        2000       1999
                                                      -------    --------
                                                         (unaudited)
     CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                        $(1,941)   $(6,670)
      Restructuring and other charges                   4,701     10,522
       Adjustments to reconcile net loss to net
         cash from operating activities:
         Depreciation and amortization                  1,330      2,527
         Provisions for receivable valuation
           allowances and reserves for possible losses    323      1,210
         Gain on sale of investments                       --       (102)
         Deferred income taxes                            402     (1,331)

         Changes in assets and liabilities:
           Receivables                                 (2,305)    (9,114)
           Purchases of trading securities related
             to deferred compensation program          (1,777)    (2,177)
           Refundable income taxes                     (1,879)       --
           Other current assets                        (6,408)     1,112
           Accounts payable                            (1,004)      (396)
           Accrued compensation and related costs      (7,229)    (4,151)
           Deferred compensation                        1,777      2,177
           Other current liabilities                   (8,553)    (1,035)
           Other assets                                  (300)     2,021
                                                      -------     ------
            Net cash used in operating activities     (22,863)    (5,407)
                                                      -------     ------
     CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of available-for-sale securities            --     (1,500)
      Proceeds from available-for-sale securities         500      2,070
      Capital expenditures                               (611)      (685)
      Additional cash contribution to
        eLoyalty Corporation                          (20,000)       --
      Cash used by discontinued operations               (901)       --
                                                      -------     ------
            Net cash used in investing activities     (21,012)      (115)
                                                      -------     ------
     CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from exercise of stock options           4,481      1,480
      Proceeds from employee stock purchase plan        1,265      1,164
      Purchase of treasury stock                           --     (4,930)
                                                      -------     ------
            Net cash provided by (used in)
               financing activities                     5,746     (2,286)
                                                      -------     ------

     EFFECT OF EXCHANGE RATE CHANGES ON CASH
      AND CASH EQUIVALENTS                                258        920
                                                      -------     ------
     DECREASE IN CASH AND CASH EQUIVALENTS            (37,871)    (6,888)

     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    81,002     59,473
                                                      -------    -------
     CASH AND CASH EQUIVALENTS, END OF PERIOD         $43,131    $52,585
                                                      =======    =======

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.
===========================================================================
                             Page 5

                     TECHNOLOGY SOLUTIONS COMPANY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===========================================================================

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Technology Solutions Company and its subsidiaries (TSC or the Company). The consolidated balance sheet as of March 31, 2000, the consolidated statements of operations for the three months ended March 31, 2000 and 1999 and the consolidated statements of cash flows for the three months ended March 31, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2000 and for all periods presented. All adjustments made, except those related to restructuring and other charges, have been of a normal and recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the United States Securities and Exchange Commission (SEC) on March 23, 2000.

Certain reclassifications have been made to prior periods to conform to the current period classification.

NOTE 2 - THE COMPANY

TSC delivers business benefits through eBusiness consulting and systems integration services that help clients transform their businesses, their internal business processes and their relationships with customers, suppliers, distributors and employees and help these organizations realize the full benefits of information technology throughout the enterprise. The Company's clients generally are located throughout the United States and in Europe.

On February 15, 2000, TSC distributed the common stock of eLoyalty Corporation (eLoyalty) owned by the Company to the Company's stockholders (the Spin-Off). eLoyalty operated within the Company prior to the Spin-Off and is now a separate, publicly traded company (see Note 7). Accordingly, the consolidated statements of operations for the three months ended March 31, 1999 have been reclassified to report these operations as discontinued operations. The consolidated statements of cash flows for the three months ended March 31, 1999 have not been restated on a discontinued operations basis. There were no discontinued operations in the Company's results of operations for the quarter ended March 31, 2000, as the Company has provided for the estimated loss on distribution in its results of operations for the year ended December 31, 1999.


==========================================================================
                             Page 6

                     TECHNOLOGY SOLUTIONS COMPANY

===========================================================================

NOTE 3 - STOCK OPTIONS

As of March 31, 2000, options to purchase 10.8 million shares of common stock were outstanding and options to purchase an additional 3.9 million shares of common stock were available for grant under the Technology Solutions Company 1996 Stock Incentive Plan.

IMPACT OF THE FEBRUARY 15, 2000 SPIN-OFF ON TSC OPTIONS - At the time of the eLoyalty Spin-Off (see Note 2), TSC options were adjusted to reflect the impact of the Spin-Off. TSC option holders (excluding eLoyalty employees and directors who are not also a director of TSC) with options granted prior to June 22, 1999 had each of their pre-June 22, 1999 options converted into both an adjusted TSC option and an eLoyalty option on a one-for-one basis. The original strike price of the TSC option was split into a strike price for (1) the adjusted TSC option and (2) the eLoyalty option based on the relative trading values of the two companies' common stock immediately after the Spin-Off. Immediately after the Spin-Off, TSC stock traded at 16.5278 percent of the combined value of one share of TSC stock and one share of eLoyalty stock. Accordingly, the strike price for the adjusted TSC option was set at 16.5278 percent of the original TSC option strike price and the eLoyalty option strike price was set at 83.4722 percent of the original TSC option strike price.

TSC option holders (excluding eLoyalty employees and directors who are not also a director of TSC) with options granted subsequent to June 21, 1999 did not receive any eLoyalty options in respect of post-June 21, 1999 TSC options but such options were adjusted by reducing the strike price and increasing the number of shares subject thereto. The adjustments were calculated based on the relative trading values of TSC and
eLoyalty common stock immediately after the Spin-Off. The adjusted strike price was determined by multiplying the original strike price by 16.5278 percent. The adjusted number of shares subject to each such option was determined by dividing the original number of shares subject to the option by 16.5278 percent.

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

As a net result of these adjustments, the number of shares of TSC common stock subject to options increased by 2.9 million at the time of the Spin-Off.

NOTE 4 - LOSS PER COMMON SHARE

The Company discloses basic and diluted loss per share in the consolidated statements of operations under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Loss per common share assuming dilution is



==========================================================================
                             Page 7

                     TECHNOLOGY SOLUTIONS COMPANY

===========================================================================

computed by dividing net loss by the weighted average number of common shares outstanding during each period presented, plus the dilutive effect of common equivalent shares arising from the assumed exercise of stock options using the treasury stock method. Common equivalent shares of 4,461 and 1,533 were not included in the diluted loss per share calculation as they were antidilutive for the three months ended March 31, 2000 and 1999, respectively. Loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during each period presented. All share and per share amounts have been adjusted to reflect all of the Company's prior stock splits.


                   Reconciliation of Basic and Diluted Loss
                     Per Share for the Three Months Ended
             -----------------------------------------------------------
             (In thousands, except per share data)

                 March 31, 2000                      March  31, 1999
             -------------------------         -------------------------
                 (unaudited)                       (unaudited)
                                 Per                              Per
              Net              Common            Net             Common
              Loss     Shares   Share            Loss    Shares   Share
             ------    ------  -------         -------   ------  -------

Basic Loss
Per Share    $(1,941)  43,803   $(0.04)        $(6,670)  41,007   $(0.16)
                                ======                            ======
Effect of
Stock
Options          --      --                        --      --
             -------   ------                  -------   ------
Diluted Loss
Per Share    $(1,941)  43,803   $(0.04)        $(6,670)  41,007   $(0.16)
             =======   ======   ======         =======   ======   ======



NOTE 5 - COMPREHENSIVE INCOME (LOSS)

The Company's comprehensive income (loss) was as follows:

                                                  For the Three
(In thousands)                                     Months Ended
                                                     March 31,
                                              --------------------
                                               2000          1999
                                              -------      -------
Net Loss                                      $(1,941)     $(6,670)

Other Comprehensive Income (Loss):
 Net Unrealized Holding Losses on
  Available-for-Sale Securities, net of tax       (31)         (23)
 Cumulative Translation Adjustment                 13          431
                                              -------      -------
  Other Comprehensive (Loss)Income                (18)         408
                                              -------      -------
Total Comprehensive Loss                      $(1,959)     $(6,262)
                                              =======      =======


==========================================================================
                             Page 8

                     TECHNOLOGY SOLUTIONS COMPANY

===========================================================================

NOTE 6 - BUSINESS SEGMENTS

Effective January 1, 2000, the Company began reporting its operations under three segments: Digital Enterprise Consulting
(DEC); Knowledge Management; and application service provider services (ASP+). TSC serves customers in U.S. and international markets. TSC believes that offering these three bands of services allows the Company to serve clients in their information technology and eBusiness needs. This structure also allows the Company's employees the flexibility and opportunity to grow and develop. The three areas work in an integrated manner that develops, shares and cross references methodologies, tools, project management plans, benchmark information, templates and best practices overall. The DEC segment provides information technology consulting and business consulting services that help clients in developing and implementing all aspects of their electronic business capabilities. The DEC segment includes TSC's Enterprise Resource Planning (ERP) implementation practice. The Knowledge Management segment is focused on harnessing the intellectual capital of client companies. TSC's recently developed segment, ASP+, provides clients comprehensive hosting services for integrated eBusiness solutions that include multiple applications and legacy systems. The financial information presented below for the three months ended March 31, 1999 has been adjusted to reflect the Company's current three reportable segments.

There   are  no  intersegment  revenues.  The  Company  currently
evaluates the performance of its segments and allocates resources to them based on revenues and receivables.

The table below presents information about the reported revenues and receivables of TSC (in thousands) for the three months ended
March 31, 2000 and 1999.


For the Three Months                Knowledge
Ended March 31, 2000      DEC       Management     ASP+      Total
--------------------   --------    -----------    -----    --------
Revenues               $ 29,185     $ 3,642       $ 355    $ 33,182
Receivables            $ 23,672     $ 3,736       $ 370    $ 27,778


For the Three Months                Knowledge
Ended March 31, 1999      DEC       Management     ASP+       Total
--------------------   --------     --------      -----    ---------
Revenues               $ 42,436     $ 3,768       $ --     $ 46,204
Receivables            $ 39,927     $ 4,940       $ --     $ 44,867



==========================================================================
                             Page 9

                     TECHNOLOGY SOLUTIONS COMPANY

===========================================================================

The following is revenue and long-lived asset information by geographic area (in thousands):


For the Three Months      United      Foreign
Ended March 31, 2000      States    Subsidiaries      Total
--------------------     --------   ------------    --------
Revenues                 $ 30,961      $ 2,221      $ 33,182
Identifiable assets      $122,565      $ 1,633      $124,198


For the Three Months      United      Foreign
Ended March  31, 1999     States    Subsidiaries      Total
---------------------    -------    ------------    --------
Revenues                $ 44,398       $ 1,806      $ 46,204
Identifiable assets     $129,537       $ 7,452      $136,989


Foreign revenue is based on the country in which the legal subsidiary is domiciled. No single foreign country's revenue was material to the consolidated revenues of the Company.


==========================================================================
                             Page 10

                     TECHNOLOGY SOLUTIONS COMPANY

===========================================================================

NOTE 7 - OTHER EVENTS

RESTRUCTURING AND OTHER CHARGES - During the quarter ended March 31, 2000, the Company recorded a pre-tax charge of $4.7 million for the closure of its Latin American operations. During the first quarter of 2000, the Company used approximately $3.7 million of this charge for cash payments of $2.1 million related to severance costs for approximately 40 employees, lease terminations and professional fees and $1.6 million in asset write-offs. The remaining accrual balance of $1.0 million as of March 31, 2000 is expected to be utilized by the fourth quarter of 2000.

During the quarter ended December 31, 1999, the Company recorded $7.0 million in restructuring and other charges associated with lease terminations of $3.0 million, former executive severance costs of $1.8 million, CourseNet Systems, Inc. (CourseNet) acquisition costs of $1.3 million and write-offs of other assets of $0.9 million. As of March 31, 2000, the Company used $4.1 million of these restructuring and other charges as a result of cash payments of $1.8 million (paid during the quarter ended March 31, 2000) for executive severance costs and $2.3 million in asset and other write-offs. The remaining accrual balance of $2.9 million as of March 31, 2000 relates to lease terminations which the Company is contractually obligated to pay through 2004.

In addition, on March 30, 1999, the Company announced that it was making a number of changes to its business operations and, as a result, the Company recorded a restructuring charge of $10.5 million associated with those changes and the severance of employees, primarily consulting personnel. The restructuring charge was determined based on a plan prepared at the time the restructuring actions were approved by management and the Board of Directors. To date, the Company has used $10.0 million of the restructuring accrual as a result of cash paid of $8.4 million ($0.6 million during the quarter ended March 31, 2000) associated with the severance of approximately 270 employees and $1.6 million in asset write-offs and other costs. The remaining accrual balance of $0.5 million as of March 31, 2000 is expected to be utilized by the second quarter of 2000. The restructuring and other accruals balance is considered adequate to cover the remaining committed restructuring actions.

SPIN-OFF - On February 15, 2000 TSC successfully completed the Spin-Off. Previously, on January 27, 2000, TSC received a favorable ruling from the Internal Revenue Service that the Spin-Off would be a tax free distribution of all of the Company's eLoyalty shares to TSC's shareholders. The total net assets contributed to eLoyalty at the Spin-Off was $95.2 million which consisted of current assets of $103.0 million, non-current assets of $18.7 million, current liabilities of $28.0 million and other comprehensive loss of $1.5 million.

TSC also has provided a short-term guarantee for a $10.0 million revolving credit facility entered into by eLoyalty with Bank of America National Trust and Savings Association. TSC received a fee from eLoyalty. The guarantee will terminate on December 30, 2000.



==========================================================================
                             Page 11

                     TECHNOLOGY SOLUTIONS COMPANY

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
==========================================================================

RESULTS OF OPERATIONS

Three  Months  Ended March 31, 2000 Compared  with  Three  Months
Ended March 31, 1999

On February 15, 2000 TSC successfully completed the Spin-Off. Accordingly, this report discusses the TSC consolidated statements of operations with eLoyalty's operations presented on a discontinued operations basis for the quarter ended March 31, 1999. For the quarter ended March 31, 2000, there were no discontinued operations in the Company's results of operations, as the Company has provided for the estimated loss on distribution in its results of operations for the year ended December 31, 1999.

Consolidated net revenues for the quarter ended March 31, 2000 decreased 28 percent to $33.2 million compared with $46.2 million for the same period last year. This decrease was mainly due to a decline in the demand for Enterprise Resource Planning (ERP) solutions, as well as a decline in the demand for certain TSC services as a result of clients facing budgetary restraints as they continued to address Year 2000 issues during the first quarter. The decline in the ERP business has been evidenced by a reduction in new license sales by package software vendors such as PeopleSoft and Baan. Historically, TSC's main revenues consisted mainly of core ERP solutions. Prospectively, the Company expects its other eBusiness solution offerings to experience greater future growth rates than core ERP.

Project personnel costs, which represent mainly professional salaries and benefits, decreased to $16.1 million for the quarter ended March 31, 2000 from $26.2 million for the same period last year, a decrease of 39 percent. The decrease was mainly due to a decrease in professional headcount. Project personnel costs as a percentage of net revenues decreased to 49 percent for the quarter ended March 31, 2000 from 57 percent for the same period last year as a result of improved staff utilization. The Company reduced project personnel costs and improved utilization by streamlining and refocusing its business, which resulted in a restructuring charge during the first quarter of 1999 of $10.5 million (as discussed further in this section).

Other project expenses consist of nonbillable expenses directly incurred for client projects and business development. These expenses include recruiting fees, sales and marketing expenses, personnel training and provisions for valuation allowances and reserves for potential losses on continuing projects. Other project expenses for the quarter ended March 31, 2000 were $5.2 million, compared with $8.3 million in the comparable period last year, a decrease of $3.1 million, or 38 percent. The decrease in other project expenses primarily included the following: a decrease of $2.3 million in domestic hiring, training, communication and computer expenses due to a decrease in headcount; a decrease of $0.7 million in the provision for valuation allowances and reserves for potential losses; and a decrease in international costs of $0.6 million. These decreases were offset by an increase in various other costs of $0.5 million

==========================================================================
                             Page 12

                     TECHNOLOGY SOLUTIONS COMPANY

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Continued)
==========================================================================

including practice area development costs. Other project expenses as a percentage of net revenues decreased to 16 percent for the quarter ended March 31, 2000 from 18 percent for the same period last year.

Management and administrative support costs decreased $4.8 million to $9.2 million for the quarter ended March 31, 2000 from $14.0 million for the same period last year, a decrease of 34 percent. The decrease was mainly due to a decrease of $4.6 million in corporate infrastructure or Global Core Service (GCS) costs over the same period last year. This decrease in GCS costs included the following: a decrease in the internal systems and human resources areas of $1.4 million and a decrease in corporate recruiting expenses of $0.9 million as a result of a reduction in headcount; a decrease in domestic office costs of $0.8 million due to the closing of several offices; a decrease in legal expenses of $0.6 million; a decrease in marketing expenses of $0.4 million; and a decrease in various other costs of $0.5 million including corporate finance, accounting and investor relations costs. As a result of the Spin-Off, TSC and eLoyalty entered into a Shared Services Agreement pursuant to which TSC provides to eLoyalty certain administrative services. The Company has charged these services to eLoyalty since the Spin-Off and $0.9 million of the decrease in GCS costs discussed above reflects this charge. In addition, practice area management and administrative costs decreased by $0.2 million. This decrease primarily resulted from a decrease in international expenses of $0.5 million and a decrease in various other domestic management and administrative costs of $0.5 million, which include items such as practice area marketing, recruiting and other expenses. These decreases were offset by an increase in practice area support personnel of $0.8 million.

Goodwill amortization increased to $0.2 million for the quarter ended March 31, 2000 compared to $0.1 million for the same period last year. This increase resulted from the CourseNet Systems, Inc. (CourseNet) acquisition.

During the quarter ended March 31, 2000, the Company recorded a pre-tax charge of $4.7 million for the closure of its Latin
American operations. During the first quarter of 2000, the Company used approximately $3.7 million of this charge for cash payments of $2.1 million related to severance costs for approximately 40 employees, lease terminations and professional fees and $1.6 million in asset write-offs. The remaining accrual balance of $1.0 million as of March 31, 2000 is expected to be utilized by the fourth quarter of 2000.

During the quarter ended December 31, 1999, the Company recorded $7.0 million in restructuring and other charges associated with lease terminations of $3.0 million, former executive severance costs of $1.8 million, CourseNet acquisition costs of $1.3 million and write-offs of other assets of $0.9 million. As of March 31, 2000, the Company used $4.1 million of these restructuring and other charges as a result of cash payments of $1.8 million (paid during the quarter ended March 31, 2000) for executive severance costs and $2.3 million in


==========================================================================
                             Page 13

                     TECHNOLOGY SOLUTIONS COMPANY

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Continued)
==========================================================================

asset and other write-offs. The remaining accrual balance of $2.9 million as of March 31, 2000 relates to lease terminations which the Company is contractually obligated to pay through 2004.

In addition, on March 30, 1999, the Company announced that it was making a number of changes to its business operations and, as a result, the Company recorded a restructuring charge of $10.5 million associated with those changes and the severance of employees, primarily consulting personnel. The restructuring charge was determined based on a plan prepared at the time the restructuring actions were approved by management and the Board of Directors. To date, the Company has used $10.0 million of the restructuring accrual as a result of cash paid of $8.4 million ($0.6 million during the quarter ended March 31, 2000) associated with the severance of approximately 270 employees and $1.6 million in asset write-offs and other costs. The remaining accrual balance of $0.5 million as of March 31, 2000 is expected to be utilized by the second quarter of 2000.

Incentive compensation of $2.1 million was accrued during the quarter ended March 31, 2000 compared to $2.5 million for the same period last year. Incentive compensation as a percentage of net revenues increased to 6 percent for the quarter ended March 31, 2000 compared to 5 percent for the same period last year. The increase as a percentage of net revenues was primarily a result of the Company achieving more of its internal performance targets for the quarter ended March 31, 2000 as compared to the same period a year ago. The Company expects to continue to accrue incentive compensation throughout the year.

Consolidated operating loss from continuing operations was $4.4 million for the quarter ended March 31, 2000 compared with a consolidating operating loss of $15.4 million in the prior period, due to the reasons outlined above. The Company's operating loss for the quarter ended March 31, 2000 included a charge for the closure of the Latin American operations of $4.7 million and $1.4 million in administrative costs with respect to the period prior to the Spin-Off that would have been charged to eLoyalty if the Shared Services Agreement had been in effect. The Company's operating loss for the quarter ended March 31, 1999 included restructuring and other charges of $10.5 million. Excluding these charges, operating income for the quarter ended March 31, 2000 was $1.7 million compared to an operating loss of $4.9 million for the quarter ended March 31, 1999. This increase was mainly due to the Company's focus on more profitable operations and improved utilization rates.

Other income and expense for the quarter ended March 31, 2000 was $1.1 million compared to $0.8 million for the same period a year ago. The increase is a result of higher cash and cash equivalent balances during the first half of the quarter ended March 31, 2000 compared to the same period a year ago.

The Company's effective tax rate for the quarter ended March 31, 2000 was a 40 percent benefit compared to a 37 percent benefit for the same period a year ago. The tax benefit for the quarter


==========================================================================
                             Page 14

                     TECHNOLOGY SOLUTIONS COMPANY

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Continued)
==========================================================================

ended March 31, 1999 was lower than in the current quarter since a portion of the restructuring charges were related to foreign jurisdictions with lower tax rates.

Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding increased due to the exercise of stock options, the issuance of shares under the Company's employee stock purchase plan and the purchase of common stock by two venture capital firms in August 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $22.9 million and $5.4 million for the quarters ended March 31, 2000 and 1999, respectively. Net cash used in operating activities for the quarter ended March 31, 2000 included the net loss and other unfavorable working capital activities, such as refundable income taxes, other current assets, accrued compensation and related costs and other current liabilities, offset by restructuring and other charges.

The Company believes that its cash and cash equivalents and marketable securities are sufficient to handle the Company's current cash requirements.

Net cash used in investing activities was $21.0 million for the quarter ended March 31, 2000. This reflects a $20.0 million capital contribution to eLoyalty Corporation and $0.9 million of cash used by discontinued operations. The Company received $0.5 million from the sale of available-for-sale securities. The proceeds from available-for-sale securities were transferred to cash and cash equivalents and reinvested in ongoing business activities.

Capital expenditures for the quarter ended March 31, 2000 were $0.6 million. Capital expenditures may continue at the current rate throughout the 2000 calendar year. The Company currently has no material commitments for capital expenditures.

The Company has a $10.0 million unsecured line of credit facility (the "Facility") with Bank of America National Trust and Savings Association (Bank of America). The agreement expires December 30, 2000. At the Company's election, loans made under the Facility bear interest at either the Bank of America reference rate or the applicable Eurodollar interest rate plus
0.75 percent. The unused line fee is 0.125 percent of the unused portion of the commitment. The Facility requires, among other things, the Company to maintain certain financial ratios. As of March 31, 2000, the Company was in compliance with these financial ratio requirements. As of March 31, 2000, no borrowings had been made under the Facility. In connection with the Spin-Off, TSC also has provided a short-term guarantee for a $10.0 million revolving credit facility entered into by eLoyalty with Bank of America. TSC received a fee from eLoyalty. The guarantee will terminate on December 30, 2000.

==========================================================================
                             Page 15

                     TECHNOLOGY SOLUTIONS COMPANY

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Continued)
==========================================================================

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

In December 1999, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. Adoption of SAB No. 101 is required in the second quarter of fiscal year 2000. The Company does not expect SAB No. 101 to have a material impact on the Company's consolidated results of operations or financial position.

OTHER MATTERS

The Year 2000 issue is a general term used to address a class of problems which are caused by the inability of some computer programs to recognize various date values around January 1, 2000. This class of problems could result in a system failure or miscalculations causing disruptions of operations. The Company has not experienced any significant Year 2000 disruptions and none of the Company's suppliers or vendors have experienced Year 2000 disruptions that have had a significant impact on the Company.

The Company has generally refrained from performing Year 2000 remediation services for its clients. It is possible, however, that former, present and future clients could assert that certain services performed by the Company from time to time involve, or are related to, the Year 2000 issue. The Company has recommended, implemented and customized various third party software packages for its clients, and to the extent that such software programs may not be Year 2000 compliant, the Company could be subjected to claims as a result thereof. The Company also has designed and developed software and systems for its clients. Due to the large number of such engagements undertaken by the Company over the years, there can be no assurance that all such software programs and systems will be Year 2000 compliant, which could also result in the assertion of claims against the Company.

Due to the complexity of the Year 2000 issue, upon any failure of critical client systems or processes that may be directly or indirectly connected or related to systems or software designed, developed, customized or implemented by the Company as described

==========================================================================
                             Page 16

                     TECHNOLOGY SOLUTIONS COMPANY

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Continued)
==========================================================================

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

This Form 10-Q includes or may include certain forward-looking statements that involve risks and uncertainties. This Form 10-Q contains or may contain certain forward-looking statements concerning the Company's financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions. Although the Company believes its expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form 10-Q include, among others, the pace of technological change, the Company's ability to manage growth and attract and retain employees, general business and economic conditions in the Company's operating regions, market conditions and competitive and other factors, all as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 under Management's Discussion and Analysis of Financial Condition and Results of Operations "Assumptions Underlying Certain Forward-Looking Statements and Factors that May Affect Future Results" and elsewhere from time to time in the Company's other SEC reports. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Actual results may vary materially.

==========================================================================
                             Page 17

                     TECHNOLOGY SOLUTIONS COMPANY

                      PART II.  OTHER INFORMATION
==========================================================================

ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

     (a) See Exhibit Index

     (b) Two reports on Form 8-K were filed during the quarter ended March 31, 2000. The first Report on Form 8-K was dated January 13, 2000. This report contained information reported under Item 5 related to the decision by the Board of Directors of the Company to distribute the common stock of eLoyalty Corporation owned by the Company to its shareholders. The second report filed February 1, 2000 was an amendment to the 8-K filed on January 13, 2000, which updated Technology Solutions Company's Operating Results, excluding eLoyalty.





         All other items in Part II are either not applicable to the Company during the quarter ended March 31, 2000, the answer is negative, or a response has been previously reported and an additional report of the information is not required, pursuant to the instructions to Part II.



=========================================================================
                             Page 18

                           SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May 2000.


                            TECHNOLOGY SOLUTIONS COMPANY





Date:  May 15, 2000         By: /s/ TIMOTHY P. DIMOND
                                ---------------------
                                    Timothy P. Dimond
                                Chief Financial Officer









==========================================================================
                             Page 19

                  TECHNOLOGY SOLUTIONS COMPANY




                          EXHIBIT INDEX




EXHIBIT
NUMBER          DESCRIPTION
-------         -----------------------
  27            Financial Data Schedule

















===========================================================================
                             Page 20