Form 10-Q
period 2000-06-30
TECHNOLOGY SOLUTIONS COMPANY
filed 2000-08-10
CIK 877645

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                                ----------------


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2000

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

As of July 26, 2000, there were outstanding 44,407,062 shares of TSC Common Stock, par value $.01.

                          TECHNOLOGY SOLUTIONS COMPANY
                               Index to Form 10-Q


                                     Part I
                                     ------

                                                                      Page
                                                                     Number
                                                                     ------
FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

   Consolidated Balance Sheets as of
     June 30, 2000 and December 31, 1999.............................  3

   Consolidated Statements of Operations
     for the Three Months and Six Months Ended
     June 30, 2000 and 1999..........................................  4

   Consolidated Statements of Cash Flows
     for the Six Months Ended June 30, 2000 and 1999.................  6

   Notes to Consolidated Financial Statements........................  7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............. 14

                                    Part II


OTHER INFORMATION

   Item 4............................................................ 22

   Item 6............................................................ 22

SIGNATURES........................................................... 23

EXHIBIT INDEX........................................................ 24

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TECHNOLOGY SOLUTIONS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                     ASSETS
                                     ------

                                                                                June 30,      December 31,
                                                                                  2000           1999
                                                                               -----------    ------------
                                                                               (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents..................................................    $ 43,489       $ 81,002
  Marketable securities......................................................      18,452         17,826
  Receivables, less allowance for doubtful receivables of $2,701 and $3,715..      33,108         24,036
  Deferred income taxes......................................................       8,636          9,969
  Refundable income taxes....................................................       6,034             --
  Other current assets.......................................................       8,434          4,664
                                                                                 --------       --------
    Total current assets.....................................................     118,153        137,497

COMPUTERS, FURNITURE AND EQUIPMENT, NET......................................       3,018          4,116

GOODWILL.....................................................................       3,986          4,446

LONG-TERM RECEIVABLES AND OTHER..............................................       3,153          2,788

NET ASSETS OF DISCONTINUED OPERATIONS........................................          --         74,462
                                                                                 --------       --------
    Total assets.............................................................    $128,310       $223,309
                                                                                 ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
  Accounts payable...........................................................    $  3,526       $  2,995
  Accrued compensation and related costs.....................................      14,080         18,453
  Deferred compensation......................................................      11,801         10,322
  Restructuring and other accruals...........................................       3,821         12,708
  Other current liabilities..................................................       5,270          5,220
                                                                                 --------       --------
    Total current liabilities................................................      38,498         49,698
                                                                                 --------       --------

COMMITMENTS AND CONTINGENCIES................................................          --             --

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; shares authorized --
    10,000,000; none issued..................................................          --             --
  Common stock, $.01 par value; shares authorized --
    100,000,000; shares issued -- 44,378,135 and 43,354,725..................         444            434
  Capital in excess of par value.............................................     122,061        110,455
  (Accumulated deficit) and retained earnings................................     (32,540)        63,704
  Accumulated other comprehensive (loss) income:
    Unrealized holding loss, net.............................................        (212)          (131)
    Cumulative translation adjustment........................................          59           (851)
                                                                                 --------       --------
    Total stockholders' equity...............................................      89,812        173,611
                                                                                 --------       --------
    Total liabilities and stockholders' equity...............................    $128,310       $223,309
                                                                                 ========       ========

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

                          TECHNOLOGY SOLUTIONS COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                  For the Three                For the Six
                                                                  Months Ended                 Months Ended
                                                                    June 30,                     June 30,
                                                              ---------------------       ----------------------
                                                               2000          1999          2000           1999
                                                              -------       -------       -------       --------
                                                                   (unaudited)                 (unaudited)
REVENUES...............................................       $36,254       $43,777       $69,436       $ 89,981
                                                              -------       -------       -------       --------

COSTS AND EXPENSES:
 Project personnel.....................................        17,381        21,619        33,494         47,861
 Other project expenses................................         5,031         6,740        10,185         15,034
 Management and administrative support.................         7,499        11,195        16,726         25,224
 Goodwill amortization.................................           230            --           460             72
 Restructuring and other charges.......................            --            --         4,701         10,522
 Incentive compensation................................         2,933         3,053         5,046          5,521
                                                              -------       -------       -------       --------
                                                               33,074        42,607        70,612        104,234
                                                              -------       -------       -------       --------

OPERATING INCOME (LOSS)................................         3,180         1,170        (1,176)       (14,253)
                                                              -------       -------       -------       --------

OTHER INCOME (EXPENSE):
 Net investment income.................................           739           751         1,863          1,622
 Interest expense......................................            (6)          (18)          (14)           (81)
                                                              -------       -------       -------       --------
                                                                  733           733         1,849          1,541
                                                              -------       -------       -------       --------

INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES......................         3,913         1,903           673        (12,712)

INCOME TAX PROVISION (BENEFIT).........................         1,622           823           323         (4,514)
                                                              -------       -------       -------       --------

INCOME (LOSS) FROM
  CONTINUING OPERATIONS................................         2,291         1,080           350         (8,198)

INCOME FROM DISCONTINUED
   OPERATIONS (net of income taxes)....................            --         2,839            --          5,447
                                                              -------       -------       -------       --------

NET INCOME (LOSS)......................................       $ 2,291       $ 3,919       $   350       $ (2,751)
                                                              =======       =======       =======       ========

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

                          TECHNOLOGY SOLUTIONS COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

(CONTINUED)

                                                                  For the Three                For the Six
                                                                  Months Ended                 Months Ended
                                                                    June 30,                     June 30,
                                                              ---------------------        --------------------
                                                                2000         1999           2000         1999
                                                              -------       -------        -------      -------
                                                                   (unaudited)                 (unaudited)
BASIC EARNINGS (LOSS) PER COMMON SHARE:

CONTINUING OPERATIONS...................................      $  0.05       $  0.02        $  0.01      $ (0.20)
DISCONTINUED OPERATIONS.................................           --          0.07             --         0.13
                                                              -------       -------        -------      -------
NET EARNINGS (LOSS) PER COMMON SHARE....................      $  0.05       $  0.09        $  0.01      $ (0.07)
                                                              =======       =======        =======      =======

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING.............................       44,195        41,554         44,000       41,281
                                                              =======       =======        =======      =======

DILUTED EARNINGS (LOSS)
  PER COMMON SHARE:

CONTINUING OPERATIONS...................................      $  0.05       $  0.02        $  0.01      $ (0.20)
DISCONTINUED OPERATIONS.................................           --          0.07             --         0.13
                                                              -------       -------        -------      -------
NET EARNINGS (LOSS) PER COMMON SHARE....................      $  0.05       $  0.09        $  0.01      $ (0.07)
                                                              =======       =======        =======      =======

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING....................................       48,258        42,920         48,295       41,281
                                                              =======       =======        =======      =======

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

                          TECHNOLOGY SOLUTIONS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                            For the
                                                                        Six Months Ended
                                                                            June 30,
                                                                     ----------------------
                                                                       2000          1999
                                                                     --------      --------
                                                                          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)..............................................     $    350      $ (2,751)
 Restructuring and other charges................................        4,701        10,522
 Adjustments to reconcile net income (loss) to net
  cash from operating activities:
   Depreciation and amortization................................        2,605         4,898
   Provisions for receivable valuation allowances and
    reserves for possible losses................................          577         2,846
   Loss (gain) on sale of investments...........................            5          (102)
   Deferred income taxes........................................          522        (1,982)
   Changes in assets and liabilities:
     Receivables................................................      (10,601)      (18,946)
     Purchases of trading securities related to deferred
      compensation program......................................       (1,480)           12
     Refundable income taxes....................................         (888)           --
     Other current assets.......................................       (3,926)        1,610
     Accounts payable...........................................          542          (332)
     Accrued compensation and related costs.....................       (4,348)        4,373
     Deferred compensation......................................        1,480           (12)
     Restructuring and other accruals...........................       (8,887)        3,483
     Other current liabilities..................................       (1,707)       (5,056)
     Other assets...............................................         (365)        1,845
                                                                     --------      --------
          Net cash (used in) provided by operating activities...      (21,420)          408
                                                                     --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of available-for-sale securities......................           --        (1,500)
 Proceeds from available-for-sale securities....................          725         2,820
 Capital expenditures...........................................       (1,320)         (938)
 Additional cash contribution to eLoyalty Corporation...........      (20,000)           --
 Cash used by discontinued operations...........................       (2,311)           --
                                                                     --------      --------
          Net cash (used in) provided by investing activities...      (22,906)          382
                                                                     --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercise of stock options........................        4,702         2,164
 Proceeds from employee stock purchase plan.....................        1,812         2,132
 Purchase of treasury stock.....................................           --        (4,930)
                                                                     --------      --------
          Net cash provided by (used in) financing activities...        6,514          (634)
                                                                     --------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS...........................................          299           745
                                                                     --------      --------
(DECREASE) INCREASE IN
  CASH AND CASH EQUIVALENTS.....................................      (37,513)          901
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................       81,002        59,473
                                                                     --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD........................     $ 43,489      $ 60,374
                                                                     ========      ========

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

                         TECHNOLOGY SOLUTIONS COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Technology Solutions Company and its subsidiaries (TSC or the Company). The consolidated balance sheet as of June 30, 2000, the consolidated statements of operations for the three and six months ended June 30, 2000 and 1999 and the consolidated statements of cash flows for the six months ended June 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2000 and for all periods presented. All adjustments made, except those related to restructuring and other charges, have been of a normal and recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the United States Securities and Exchange Commission (SEC) on March 23, 2000.

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

On February 15, 2000, TSC distributed the common stock of eLoyalty Corporation (eLoyalty) owned by the Company to the Company's stockholders (the Spin-Off). eLoyalty operated within the Company prior to the Spin-Off and is now a separate, publicly traded company (see Note 7). Accordingly, the consolidated statements of operations for the three and six months ended June 30, 1999 have been restated to report these operations as discontinued operations. The consolidated statements of cash flows for the six months ended June 30, 1999 have not been restated on a discontinued operations basis. There were no discontinued operations in the Company's results of operations for the six months ended June 30, 2000, as the Company has provided for the estimated loss on distribution in its results of operations for the year ended December 31, 1999.

                          TECHNOLOGY SOLUTIONS COMPANY

NOTE 3 -- STOCK OPTIONS

As of June 30, 2000, options to purchase 12.0 million shares of common stock were outstanding and options to purchase an additional 2.5 million shares of common stock were available for grant under the Technology Solutions Company 1996 Stock Incentive Plan.

IMPACT OF THE FEBRUARY 15, 2000 SPIN-OFF ON TSC OPTIONS -- At the time of the Spin-Off (see Note 2), TSC options were adjusted to reflect the impact of the Spin-Off. TSC option holders (excluding eLoyalty employees and directors who were not also directors of TSC) had each of their options granted prior to June 22, 1999 converted into one adjusted TSC option and one eLoyalty option. The original strike price of the TSC option was split into a strike price for (1) the adjusted TSC option and (2) the eLoyalty option, based on the relative trading values of the two companies' common stock immediately after the Spin-Off. Immediately after the Spin-Off, TSC stock traded at 16.5278 percent of the combined value of one share of TSC stock and one share of eLoyalty stock. Accordingly, the strike price for the adjusted TSC option was set at 16.5278 percent of the original TSC option strike price and the eLoyalty option strike price was set at 83.4722 percent of the original TSC option strike price.

TSC option holders (excluding eLoyalty employees and directors who were not also directors of TSC) with options granted subsequent to June 21, 1999 did not receive any eLoyalty options in respect of post-June 21, 1999 TSC options, but such options were adjusted by reducing the strike price and increasing the number of shares subject thereto. The adjustments were calculated based on the relative trading values of TSC and eLoyalty common stock immediately after the Spin-Off. The adjusted strike price was determined by multiplying the original strike price by 16.5278 percent. The adjusted number of shares subject to each such option was determined by dividing the original number of shares subject to the option by 16.5278 percent.

eLoyalty employees and directors (excluding eLoyalty directors who were also directors of TSC) who held TSC options forfeited their TSC options at the time of the Spin-Off and, in return, received additional eLoyalty options.

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

                         TECHNOLOGY SOLUTIONS COMPANY

NOTE 4 -- EARNINGS (LOSS) PER COMMON SHARE

The Company discloses basic and diluted earnings (loss) per share in the consolidated statements of operations under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Earnings
(loss) per common share assuming dilution is computed by dividing net earnings
(loss) by the weighted average number of common shares outstanding during each period presented, plus the dilutive effect of common equivalent shares arising from the assumed exercise of stock options using the treasury stock method. Common equivalent shares of 1,445 were not included in the diluted loss per share calculation as they were antidilutive for the six months ended June 30, 1999. Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. All share and per share amounts have been adjusted to reflect all of the Company's prior stock splits.

     Reconciliation of Basic and Diluted Earnings Per Share for the Three Months Ended
-------------------------------------------------------------------------------------------
(In thousands, except per share data)

                                    June 30, 2000                     June 30, 1999
                             --------------------------------------------------------------
                                     (unaudited)                       (unaudited)
                                                    Per                               Per
                               Net                 Common      Net                   Common
                             Income     Shares     Share      Income      Shares     Share
                             ------     ------     ------     ------      ------     ------
Basic Earnings               $2,291     44,195      $0.05     $3,919      41,554      $0.09
Per Share                                           =====                             =====

Effect of Stock
Options                          --      4,063                    --       1,366
                             ------     ------                ------      ------
Diluted Earnings
Per Share                    $2,291     48,258      $0.05     $3,919      42,920      $0.09
                             ======     ======      =====     ======      ======      =====

     Reconciliation of Basic and Diluted Earnings (Loss) Per Share for the Six Months Ended
-------------------------------------------------------------------------------------------
(In thousands, except per share data)

                                    June 30, 2000                     June 30, 1999
                             --------------------------------------------------------------
                                     (unaudited)                       (unaudited)
                                                    Per                               Per
                               Net                 Common      Net                   Common
                             Income     Shares     Share       Loss       Shares     Share
                             ------     ------     ------      ----       ------     ------
Basic Earnings
(Loss) Per Share               $350     44,000      $0.01    $(2,751)     41,281     $(0.07)
                                                    =====                            ======
Effect of Stock
Options                          --      4,295                    --          --
                               ----     ------               -------      ------
Diluted Earnings
(Loss) Per Share               $350     48,295      $0.01    $(2,751)     41,281     $(0.07)
                               ====     ======      =====    =======      ======     ======

                         TECHNOLOGY SOLUTIONS COMPANY

NOTE 5 -- COMPREHENSIVE INCOME (LOSS)

The Company's comprehensive income (loss) was as follows:

(In thousands)                                                           For the Three Months Ended
                                                                                   June 30,
                                                                         --------------------------
                                                                          2000                1999
                                                                         ------              ------
Net Income........................................................       $2,291              $3,919
Other Comprehensive Income (Loss):
  Net Unrealized Holding Losses on
    Available-for-Sale Securities, net of tax.....................          (50)                (29)
  Cumulative Translation Adjustment...............................           54                (694)
                                                                         ------              ------
    Total Other Comprehensive Income (Loss).......................            4                (723)
                                                                         ------              ------
Total Comprehensive Income........................................       $2,295              $3,196
                                                                         ======              ======

                                                                          For the Six Months Ended
(In thousands)                                                                     June 30,
                                                                         ---------------------------
                                                                          2000                1999
                                                                         ------             --------
Net Income (Loss).................................................         $350             $(2,751)
Other Comprehensive Income (Loss):
  Net Unrealized Holding Losses on
    Available-for-Sale Securities, net of tax.....................          (81)                (52)
  Cumulative Translation Adjustment...............................           67                (263)
                                                                           ----             -------
    Total Other Comprehensive Loss................................          (14)               (315)
                                                                           ----             -------
Total Comprehensive Income (Loss).................................         $336             $(3,066)
                                                                           ====             =======

                         TECHNOLOGY SOLUTIONS COMPANY

NOTE 6 -- BUSINESS SEGMENTS

Effective January 1, 2000, the Company began reporting its operations under three segments: Digital Enterprise Consulting (DEC); Knowledge Management; and application service provider services (ASP+). TSC serves customers in U.S. and international markets. TSC believes that offering these three bands of services allows the Company to serve clients in their information technology and eBusiness needs. This structure also allows the Company's employees the flexibility and opportunity to grow and develop. The three areas work in an integrated manner that develops, shares and cross references methodologies, tools, project management plans, benchmark information, templates and best practices overall. The DEC segment provides information technology consulting and business consulting services that help clients in developing and implementing all aspects of their electronic business capabilities. The DEC segment includes TSC's eBusiness Solutions, Supply Chain Management and Enterprise Resource Planning (ERP) implementation practices. The Knowledge Management segment is focused on harnessing the intellectual capital of client companies. TSC's recently developed segment, ASP+, provides clients comprehensive hosting services for integrated eBusiness solutions through TSC services and TSC's strategic business relationships that include multiple applications and legacy systems. The financial information presented below for the three and six months ended June 30, 1999 has been adjusted to reflect the Company's current three reportable segments.

There are no intersegment revenues. The Company currently evaluates the performance of its segments and allocates resources to them based on revenues and receivables.

The table below presents information about the reported revenues and receivables of TSC (in thousands) for the three and six months ended June 30, 2000 and 1999.


For the Three Months Ended                Knowledge
June 30, 2000                     DEC     Management  ASP+    Total
--------------------------      -------   ----------  ----   -------
Revenues                        $31,378      $4,025   $851   $36,254
Receivables                     $30,030      $5,165   $614   $35,809

For the Three Months Ended                Knowledge
June 30, 1999                     DEC     Management  ASP+    Total
--------------------------      -------   ----------  ----   -------
Revenues                        $40,230      $3,547   $ --   $43,777
Receivables                     $39,485      $3,984   $ --   $43,469

                         TECHNOLOGY SOLUTIONS COMPANY

For the Six Months Ended                            Knowledge
June 30, 2000                            DEC        Management     ASP+      Total
------------------------               -------      ----------    ------    -------
Revenues                               $60,563        $7,667      $1,206    $69,436
Receivables                            $30,030        $5,165      $  614    $35,809

For the Six Months Ended                            Knowledge
June 30, 1999                            DEC        Management     ASP+      Total
------------------------               -------      ----------    ------    -------
Revenues                               $82,666        $7,315      $   --    $89,981
Receivables                            $39,485        $3,984      $   --    $43,469

The following is revenue and long-lived asset information by geographic area (in thousands):

As of and for the Three                United       Foreign
Months Ended June 30, 2000             States     Subsidiaries       Total
--------------------------            --------    ------------     --------
Revenues                              $ 34,770       $1,484        $ 36,254
Identifiable assets                   $125,253       $3,057        $128,310

As of and for the Three                United       Foreign
Months Ended June 30, 1999             States     Subsidiaries       Total
--------------------------            --------    ------------     --------
Revenues                              $ 41,436        $2,341       $ 43,777
Identifiable assets                   $130,846        $9,103       $139,949

As of and for the Six                  United       Foreign
Months Ended June 30, 2000             States     Subsidiaries       Total
--------------------------            --------    ------------     --------
Revenues                              $ 65,731        $3,705       $ 69,436
Identifiable assets                   $125,253        $3,057       $128,310

As of and for the Six                  United       Foreign
Months Ended June 30, 1999             States     Subsidiaries       Total
--------------------------            --------    ------------     --------
Revenues                              $ 85,834        $4,147       $ 89,981
Identifiable assets                   $130,846        $9,103       $139,949

Foreign revenue is based on the country in which the legal subsidiary is domiciled. No single foreign country's revenue was material to the consolidated revenues of the Company.

                         TECHNOLOGY SOLUTIONS COMPANY

NOTE 7 -- OTHER EVENTS

RESTRUCTURING AND OTHER CHARGES -- During the quarter ended March 31, 2000, the Company recorded a pre-tax charge of $4.7 million for the closure of its Latin American operations. As of June 30, 2000, the Company used approximately $4.2 million of this charge for cash payments of $2.6 million ($0.5 million paid during the quarter ended June 30, 2000) related to severance costs for approximately 40 employees, lease terminations and professional fees and $1.6 million in asset write-offs. The remaining accrual balance of $0.5 million as of June 30, 2000 is expected to be utilized by the end of 2000.

During the quarter ended December 31, 1999, the Company recorded $7.0 million in restructuring and other charges associated with lease terminations of $3.0 million, former executive severance costs of $1.8 million, CourseNet Systems, Inc. acquisition costs of $1.3 million and write-offs of other assets of $0.9 million. As of June 30, 2000, the Company used $4.2 million of these restructuring and other charges as a result of cash payments of $1.8 million (paid during the quarter ended March 31, 2000) for executive severance costs and $2.4 million in asset and other write-offs. The remaining accrual balance of $2.8 million as of June 30, 2000 relates to lease terminations which the Company is contractually obligated to pay through 2004.

In addition, on March 30, 1999, the Company announced that it was making a number of changes to its business operations and, as a result, the Company recorded a restructuring charge of $10.5 million associated with those changes and the severance of employees, primarily consulting personnel. To date, the Company has used $10.4 million of the restructuring accrual as a result of cash paid of $8.8 million ($0.4 million paid during the quarter ended June 30, 2000) associated with the severance of approximately 270 employees and $1.6 million in asset write-offs and other costs. The remaining accrual balance of $0.1 million as of June 30, 2000 is expected to be utilized by the end of 2000.

SPIN-OFF -- On February 15, 2000 TSC successfully completed the Spin-Off. Previously, on January 27, 2000, TSC received a favorable ruling from the Internal Revenue Service that the Spin-Off would be a tax free distribution of all of the Company's eLoyalty shares to TSC's shareholders. The total net assets contributed to eLoyalty at the Spin-Off was $96.6 million which consisted of current assets of $104.4 million, non-current assets of $18.7 million, current liabilities of $28.0 million and other comprehensive loss of $1.5 million.

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

                         TECHNOLOGY SOLUTIONS COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared with Three Months Ended June 30, 1999

On February 15, 2000 TSC successfully completed the Spin-Off. Accordingly, this report discusses the TSC consolidated statements of operations with eLoyalty's operations presented on a discontinued operations basis for the quarter ended June 30, 1999.

Consolidated net revenues for the quarter ended June 30, 2000 decreased 17 percent to $36.3 million compared with $43.8 million for the same period last year. This decrease was mainly due to a decline in the demand for Enterprise Resource Planning (ERP) solutions which was provided by TSC's Digital Enterprise Consulting (DEC) segment. The decline in the ERP business has been evidenced by a reduction in new license sales by package software vendors such as PeopleSoft and Baan. Historically, TSC's revenues consisted mainly of core ERP solutions. Prospectively, the Company expects its other business segments and its other eBusiness solution offerings within the DEC segment to experience greater future growth rates than core ERP.

Project personnel costs, which represent mainly professional salaries and benefits, decreased to $17.4 million for the quarter ended June 30, 2000 from $21.6 million for the same period last year, a decrease of 20 percent. The decrease was mainly due to a decrease in professional headcount. Project personnel costs as a percentage of net revenues decreased to 48 percent for the quarter ended June 30, 2000 from 49 percent for the same period last year. The Company reduced project personnel costs by streamlining and refocusing its business, which resulted in a restructuring charge of $10.5 million during the first quarter of 1999 (as discussed further in this section).

Other project expenses consist of nonbillable expenses directly incurred for client projects and business development. These expenses include recruiting fees, sales and marketing expenses, personnel training and provisions for valuation allowances and reserves for potential losses on continuing projects. Other project expenses for the quarter ended June 30, 2000 were $5.0 million, compared with $6.7 million in the comparable period last year, a decrease of $1.7 million, or 25 percent. The decrease in other project expenses primarily included the following: a decrease of $1.2 million in domestic hiring, training, communication and computer expenses due to a decrease in headcount; a decrease of $1.2 million in the provision for valuation allowances and reserves for potential losses; and a decrease in international costs of $0.4 million as a result of the closure of the Latin American operations and the restructuring of the European operations. These decreases were offset by an increase in various other costs of $1.1 million including marketing, business development and travel. Other project expenses as a percentage of net revenues decreased to 14 percent for the quarter ended June 30, 2000 from 15 percent for the same period last year as a result of the Company streamlining and refocusing its business.

                         TECHNOLOGY SOLUTIONS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


Management and administrative support costs decreased $3.7 million to $7.5 million for the quarter ended June 30, 2000 from $11.2 million for the same period last year, a decrease of 33 percent. The decrease was mainly due to a decrease of $3.8 million in corporate infrastructure or Global Core Service
(GCS) costs over the same period last year. This decrease in GCS costs included the following: a decrease in the internal systems and human resources areas of $1.4 million and a decrease in corporate recruiting expenses of $0.1 million as a result of a reduction in headcount; a decrease in domestic office costs of $0.5 million due to certain offices being transferred to eLoyalty; a decrease in legal expenses of $0.6 million; a decrease in corporate finance, accounting and investor relations costs of $0.4 million; and a decrease in various other costs of $0.8 million including marketing, international and other costs. As a result of the Spin-Off, TSC and eLoyalty entered into a Shared Services Agreement pursuant to which TSC provides to eLoyalty certain administrative services. The Company has charged these services to eLoyalty since the Spin-Off and $1.8 million of the decrease in GCS costs discussed above reflects this charge. In addition, these decreases were slightly offset by an increase in practice area management and administrative costs of $0.1 million. This increase primarily resulted from an increase in practice area support personnel of $0.8 million, offset by a decrease in international, recruiting and other costs of $0.7 million.

Goodwill amortization of $0.2 million was recorded during the quarter ended
June 30, 2000 resulting from the CourseNet Systems, Inc. (CourseNet) acquisition in the fourth quarter of 1999.

During the quarter ended March 31, 2000, the Company recorded a pre-tax charge of $4.7 million for the closure of its Latin American operations. As of June 30, 2000, the Company used approximately $4.2 million of this charge for cash payments of $2.6 million ($0.5 million paid during the quarter ended June 30, 2000) related to severance costs for approximately 40 employees, lease terminations and professional fees and $1.6 million in asset write-offs. The remaining accrual balance of $0.5 million as of June 30, 2000 is expected to be utilized by the end of 2000.

During the quarter ended December 31, 1999, the Company recorded $7.0 million in restructuring and other charges associated with lease terminations of $3.0 million, former executive severance costs of $1.8 million, CourseNet acquisition costs of $1.3 million and write-offs of other assets of $0.9 million. As of June 30, 2000, the Company used $4.2 million of these restructuring and other charges as a result of cash payments of $1.8 million (paid during the quarter ended March 31, 2000) for executive severance costs and $2.4 million in asset and other write-offs. The remaining accrual balance of $2.8 million as of June 30, 2000 relates to lease terminations which the Company is contractually obligated to pay through 2004.

In addition, on March 30, 1999, the Company announced that it was making a number of changes to its business operations

                         TECHNOLOGY SOLUTIONS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


and, as a result, the Company recorded a restructuring charge of $10.5 million associated with those changes and the severance of employees, primarily consulting personnel. To date, the Company has used $10.4 million of the restructuring accrual as a result of cash paid of $8.8 million ($0.4 million paid during the quarter ended June 30, 2000) associated with the severance of approximately 270 employees and $1.6 million in asset write-offs and other costs. The remaining accrual balance of $0.1 million as of June 30, 2000 is expected to be utilized by the end of 2000.

Incentive compensation of $2.9 million was accrued during the quarter ended June 30, 2000 compared to $3.1 million for the same period last year. Incentive compensation as a percentage of net revenues increased to 8 percent for the quarter ended June 30, 2000 compared to 7 percent for the same period last year. The increase as a percentage of net revenues was primarily a result of the Company achieving more of its internal performance targets for the quarter ended June 30, 2000 as compared to the same period a year ago. The Company expects to continue to accrue incentive compensation throughout the year.

Consolidated operating income from continuing operations was $3.2 million for the quarter ended June 30, 2000 compared with $1.2 million in the prior period. This increase was mainly due to the Company's focus on more profitable operations as well as the reduction in headcount (as discussed previously in this section).

Other income and expense remained unchanged at $0.7 million for the quarter ended June 30, 2000 compared to the same period a year ago.

The Company's effective tax rate for the quarter ended June 30, 2000 was 41 percent compared to 43 percent for the same period a year ago. The effective tax rate was slightly lower during the quarter ended June 30, 2000 than in the previous period as nondeductible expenses had a smaller impact on the tax rate due to higher pre-tax profits.

Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding increased due to the exercise of stock options, the issuance of shares under the Company's employee stock purchase plan and the purchase of common stock by two venture capital firms in August 1999.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2000 Compared with Six Months Ended June 30, 1999

On February 15, 2000 TSC successfully completed the Spin-Off. Accordingly, this report discusses the TSC consolidated statements of operations with eLoyalty's operations presented on a discontinued operations basis for the six months ended June 30, 1999. For the six months ended June 30, 2000, there were no discontinued operations in the Company's results of operations, as the Company provided for the estimated loss on distribution in its results of operations for the year ended December 31,

                         TECHNOLOGY SOLUTIONS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


1999.

Consolidated net revenues for the six months ended June 30, 2000 decreased 23 percent to $69.4 million compared with $90.0 million for the same period last year. This decrease was mainly due to a decline in the demand for the Enterprise Resource Planning (ERP) solutions which was provided by TSC's Digital Enterprise Consulting (DEC) segment, as well as a decline in the demand for certain TSC services as a result of clients facing budgetary restraints as they continued to address Year 2000 issues during the first quarter. The decline in the ERP business has been evidenced by a reduction in new license sales by package software vendors such as PeopleSoft and Baan. Historically, TSC's revenues consisted mainly of core ERP solutions. Prospectively, the Company expects its other business segments and its other eBusiness solution offerings within the DEC segment to experience greater future growth rates than core ERP.

Project personnel costs, which represent mainly professional salaries and benefits, decreased to $33.5 million for the six months ended June 30, 2000 from $47.9 million for the same period last year, a decrease of 30 percent. The decrease was mainly due to a decrease in professional headcount. Project personnel costs as a percentage of net revenues decreased to 48 percent for the six months ended June 30, 2000 from 53 percent for the same period last year. The Company reduced project personnel costs by streamlining and refocusing its business, which resulted in a restructuring charge of $10.5 million during the first quarter of 1999 (as discussed further in this section).

Other project expenses consist of nonbillable expenses directly incurred for client projects and business development. These expenses include recruiting fees, sales and marketing expenses, personnel training and provisions for valuation allowances and reserves for potential losses on continuing projects. Other project expenses for the six months ended June 30, 2000 were $10.2 million, compared with $15.0 million in the comparable period last year, a decrease of $4.8 million, or 32 percent. The decrease in other project expenses primarily included the following: a decrease of $3.5 million in domestic hiring, training, communication and computer expenses due to a decrease in headcount; a decrease of $1.9 million in the provision for valuation allowances and reserves for potential losses; and a decrease in international costs of $1.0 million as a result of the closure of the Latin American operations and the restructuring of the European operations. These decreases were offset by an increase in various other costs of $1.6 million including marketing, business development and travel. Other project expenses as a percentage of net revenues decreased to 15 percent for the six months ended June 30, 2000 from 17 percent for the same period last year as a result of the Company streamlining and refocusing its business.

Management and administrative support costs decreased $8.5 million to $16.7 million for the six months ended June 30, 2000 from $25.2 million for the same period last year, a decrease of 34 percent. The decrease was

                         TECHNOLOGY SOLUTIONS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


mainly due to a decrease of $8.4 million in corporate infrastructure or Global Core Service (GCS) costs over the same period last year. This decrease in GCS costs included the following: a decrease in the internal systems and human resources areas of $2.8 million and a decrease in corporate recruiting expenses of $1.0 million as a result of a reduction in headcount; a decrease in domestic office costs of $1.3 million due to the closing of several offices as well as certain offices being transferred to eLoyalty; a decrease in legal expenses of $1.2 million; a decrease in marketing expenses of $0.5 million; and a decrease in various other costs of $1.6 million including corporate finance, accounting and investor relations costs. As a result of the Spin-Off, TSC and eLoyalty entered into a Shared Services Agreement pursuant to which TSC provides to eLoyalty certain administrative services. The Company has charged these services to eLoyalty since the Spin-Off and $2.7 million of the decrease in GCS costs discussed above reflects this charge. In addition, practice area management and administrative costs decreased by $0.1 million. This decrease primarily resulted from a decrease in international expenses of $0.7 million and a decrease in various other domestic management and administrative costs of $1.0 million, which include items such as practice area marketing, recruiting and other expenses. These decreases were offset by an increase in practice area support personnel of $1.6 million due to increased selling efforts.

Goodwill amortization increased to $0.5 million for the six months ended
June 30, 2000 compared to $0.1 million for the same period last year. This increase resulted from the CourseNet Systems, Inc. (CourseNet) acquisition in the fourth quarter of 1999.

During the quarter ended March 31, 2000, the Company recorded a pre-tax charge of $4.7 million for the closure of its Latin American operations. As of June 30, 2000, the Company used approximately $4.2 million of this charge for cash payments of $2.6 million related to severance costs for approximately 40 employees, lease terminations and professional fees and $1.6 million in asset write-offs. The remaining accrual balance of $0.5 million as of June 30, 2000 is expected to be utilized by the end of 2000.

During the quarter ended December 31, 1999, the Company recorded $7.0 million in restructuring and other charges associated with lease terminations of $3.0 million, former executive severance costs of $1.8 million, CourseNet acquisition costs of $1.3 million and write-offs of other assets of $0.9 million. As of June 30, 2000, the Company used $4.2 million of these restructuring and other charges as a result of cash payments of $1.8 million (paid during the quarter ended March 31, 2000) for executive severance costs and $2.4 million in asset and other write-offs. The remaining accrual balance of $2.8 million as of June 30, 2000 relates to lease terminations which the Company is contractually obligated to pay through 2004.

In addition, on March 30, 1999, the Company announced that it was making a number of changes to its business operations

                         TECHNOLOGY SOLUTIONS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


and, as a result, the Company recorded a restructuring charge of $10.5 million associated with those changes and the severance of employees, primarily consulting personnel. To date, the Company has used $10.4 million of the restructuring accrual as a result of cash paid of $8.8 million ($1.0 million paid during the six months ended June 30, 2000) associated with the severance of approximately 270 employees and $1.6 million in asset write-offs and other costs. The remaining accrual balance of $0.1 million as of June 30, 2000 is expected to be utilized by the end of 2000.

Incentive compensation of $5.0 million was accrued during the six months ended June 30, 2000 compared to $5.5 million for the same period last year. Incentive compensation as a percentage of net revenues increased slightly to 7 percent for the six months ended June 30, 2000 compared to 6 percent for the same period last year. The increase as a percentage of net revenues was primarily a result of the Company achieving more of its internal performance targets for the six months ended June 30, 2000 as compared to the same period a year ago. The Company expects to continue to accrue incentive compensation throughout the year.

Consolidated operating loss from continuing operations was $1.2 million for the six months ended June 30, 2000 compared with a consolidating operating loss of $14.2 million in the prior period. The Company's operating loss for the six months ended June 30, 2000 included a charge for the closure of the Latin American operations of $4.7 million and $1.4 million in administrative costs with respect to the period prior to the Spin-Off that would have been charged to eLoyalty if the Shared Services Agreement had been in effect. The Company's operating loss for the six months ended June 30, 1999 included restructuring and other charges of $10.5 million and $5.4 million in administrative costs that would have been charged to eLoyalty if the Shared Services Agreement had been in effect. Excluding these charges, operating income for the six months ended June 30, 2000 was $4.9 million compared to $1.7 million for the same period last year. This increase was mainly due to the Company's focus on more profitable operations as well as the reduction in headcount (as discussed previously in this section).

Other income and expense for the six months ended June 30, 2000 was $1.8 million compared to $1.5 million for the same period a year ago. The increase is a result of higher cash and cash equivalent balances during the first two months of 2000 compared to the same period a year ago.

The Company's effective tax rate for the six months ended June 30, 2000 was 48 percent compared to a 36 percent benefit for the same period a year ago. The tax rate for the six months ended June 30, 2000 is higher than in the quarter ended June 30, 2000 since nondeductible expenses represented a larger percentage of pre-tax income due to low year-to-date earnings.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $21.4 million for the six months ended June 30, 2000 and net cash provided by operating activities was $0.4 million for the six months ended June 30, 1999. Net cash used in operating activities for the six months ended June 30, 2000 included an increase in receivables and other unfavorable working capital activities, such as other current liabilities and accrued compensation and related costs, offset by net income and restructuring and other charges.

The Company believes that its cash and cash equivalents and marketable securities are sufficient to handle the Company's current cash requirements.

Net cash used in investing activities was $22.9 million for the six months ended June 30, 2000. This reflects a $20.0 million capital contribution to eLoyalty Corporation and $2.3 million of cash used by discontinued operations. The Company received $0.7 million from the sale of available-for-sale securities. The proceeds from available-for-sale securities were transferred to cash and cash equivalents and reinvested in ongoing business activities.

Capital expenditures for the six months ended June 30, 2000 were $1.3 million. Capital expenditures may continue at the current rate throughout the 2000 calendar year. The Company currently has no material commitments for capital expenditures.

The Company has a $10.0 million unsecured line of credit facility (the "Facility") with Bank of America National Trust and Savings Association (Bank of America). The agreement expires December 30, 2000. At the Company's election, loans made under the Facility bear interest at either the Bank of America reference rate or the applicable Eurodollar interest rate plus 0.75 percent. The unused line fee is 0.125 percent of the unused portion of the commitment. The Facility requires, among other things, the Company to maintain certain financial ratios. As of June 30, 2000, the Company was in compliance with these financial ratio requirements. As of June 30, 2000, no borrowings had been made under the Facility. In connection with the Spin-Off, TSC also has provided a short-term guarantee for a $10.0 million revolving credit facility entered into by eLoyalty with Bank of America. TSC received a fee from eLoyalty. The guarantee will terminate on December 30, 2000.

NEW ACCOUNTING STANDARDS

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended is effective for financial statements issued for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments

                         TECHNOLOGY SOLUTIONS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

In December 1999, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. Adoption of SAB No. 101 is required in the fourth quarter of fiscal year 2000. The Company does not expect SAB No. 101 to have a material impact on the Company's consolidated results of operations or financial position.

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

                         TECHNOLOGY SOLUTIONS COMPANY

                          PART II.  OTHER INFORMATION


ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        TSC's 2000 Annual Meeting of Stockholders (the "Annual Meeting") was held on April 27, 2000. Represented at the Annual Meeting, either in person or by proxy, were 39,331,069 voting shares. The following actions were taken by a vote of TSC's stockholders at the Annual Meeting:

        1. Mr. Waltrip was elected to serve as a member of TSC's Board of Directors receiving 37,156,645 votes in favor of election and 2,174,424 votes withheld, respectively. There were no votes against, abstentions or broker non-votes with respect to the election of any nominee named. In addition, the terms of office for Messrs. Hayden and Zucchini continue until the 2001 Annual Meeting, and Messrs. Caldiero and Oresman continue until the 2002 Annual Meeting.

        2. The amendment of the Technology Solutions Company 1995 Employee Stock Purchase Plan to increase the number of shares of Common Stock available for purchase thereunder by 2,000,000 shares was approved by 38,511,483 votes in favor of election, 572,610 votes against and 246,976 votes abstaining.

        3. The appointment of PricewaterhouseCoopers LLP as independent auditors for TSC for its fiscal year ending December 31, 2000 was ratified; 39,259,529 votes were cast for the ratification; 21,427 votes were cast against the ratification and there were 50,113 abstentions. There were no votes withheld or broker non-votes.

ITEM 6--EXHIBITS AND REPORT ON FORM 8-K

     (a)  See Exhibit Index

     (b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.


          All other items in Part II are either not applicable to the Company during the quarter ended June 30, 2000, the answer is negative, or a response has been previously reported and an additional report of the information is not required, pursuant to the instructions to Part II.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of August 2000.

                                   TECHNOLOGY SOLUTIONS COMPANY




Date:  August 10, 2000             By: /s/ TIMOTHY P. DIMOND
       ----------------                -----------------------------
                                           Timothy P. Dimond
                                        Chief Financial Officer

                         TECHNOLOGY SOLUTIONS COMPANY

                                 EXHIBIT INDEX

Exhibit
Number     Description
-------    -----------

  27       Financial Data Schedule