Form 10-Q
period 2000-09-30
TECHNOLOGY SOLUTIONS COMPANY
filed 2000-11-14
CIK 877645

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                                   ---------


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 2000

                        Commission file number 0-19433


                                     LOGO
                         Technology Solutions Company
                     Incorporated in the State of Delaware
                    Employer Identification No. 36-3584201


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

As of October 31, 2000, there were outstanding 44,184,803 shares of TSC Common Stock, par value $.01.

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

ITEM 1. FINANCIAL STATEMENTS

   Consolidated Balance Sheets as of
     September 30, 2000 and December 31, 1999.................................3

   Consolidated Statements of Operations
     for the Three Months and Nine Months Ended
     September 30, 2000 and 1999..............................................4

   Consolidated Statements of Cash Flows
     for the Nine Months Ended September 30, 2000 and 1999....................6

   Notes to Consolidated Financial Statements.................................7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................16

                                    Part II

OTHER INFORMATION

   Item 6....................................................................25

SIGNATURES...................................................................26

EXHIBIT INDEX................................................................27

================================================================================

                         PART I. FINANCIAL INFORMATION
================================================================================

ITEM 1.  Financial Statements
                         TECHNOLOGY SOLUTIONS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)
                                    ASSETS
                                    ------

                                                                                 September 30,   December 31,
                                                                                     2000            1999
                                                                                   --------        --------
                                                                                  (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents..................................................       $ 41,458       $ 81,002
  Marketable securities......................................................         17,785         17,826
  Receivables, less allowance for doubtful receivables of $3,699 and $3,715..         31,169         24,036
  Deferred income taxes......................................................          9,198          9,969
  Refundable income taxes....................................................          6,644             --
  Other current assets.......................................................          3,431          4,664
                                                                                    --------       --------
    Total current assets.....................................................        109,685        137,497

COMPUTERS, FURNITURE AND EQUIPMENT, NET......................................          2,853          4,116

GOODWILL.....................................................................          3,756          4,446

LONG-TERM RECEIVABLES AND OTHER..............................................          6,473          2,788

NET ASSETS OF DISCONTINUED OPERATIONS........................................             --         74,462
                                                                                    --------       --------
    Total assets.............................................................       $122,767       $223,309
                                                                                    ========       ========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                    ------------------------------------

CURRENT LIABILITIES:
  Accounts payable...........................................................       $  1,701       $  2,995
  Accrued compensation and related costs.....................................         13,243         18,453
  Deferred compensation......................................................         11,653         10,322
  Restructuring and other accruals...........................................          2,739         12,708
  Other current liabilities..................................................          4,966          5,220
                                                                                    --------       --------
    Total current liabilities................................................         34,302         49,698
                                                                                    --------       --------

COMMITMENTS AND CONTINGENCIES................................................             --             --

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; shares authorized --
    10,000,000; none issued..................................................             --             --
  Common stock, $.01 par value; shares authorized --
    100,000,000; shares issued -- 44,566,404 and 43,354,725..................            446            434
  Capital in excess of par value.............................................        122,370        110,455
  (Accumulated deficit) and retained earnings................................        (34,057)        63,704
  Treasury stock, at cost, 39,075 shares.....................................           (109)            --
  Accumulated other comprehensive (loss) income:
   Unrealized holding loss, net..............................................           (227)          (131)
   Cumulative translation adjustment.........................................             42           (851)
                                                                                    --------       --------
    Total stockholders' equity...............................................         88,465        173,611
                                                                                    --------       --------
    Total liabilities and stockholders' equity...............................       $122,767       $223,309
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

                         TECHNOLOGY SOLUTIONS COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                            For the Three                  For the Nine
                                                             Months Ended                  Months Ended
                                                            September 30,                  September 30,
                                                       ------------------------      -------------------------
                                                         2000            1999          2000             1999
                                                       -------          ------       --------         --------
                                                             (unaudited)                    (unaudited)
REVENUES......................................         $31,044          $36,278      $100,480         $126,259
                                                       -------          -------      --------         --------

COSTS AND EXPENSES:
 Project personnel............................          17,486           18,445        50,980           66,306
 Other project expenses.......................           9,020            5,802        19,205           20,836
 Management and administrative support........           7,330            8,410        24,056           33,634
 Goodwill amortization........................             230               --           690               72
 Restructuring and other (credits) charges....            (926)              --         3,775           10,522
 Incentive compensation.......................           1,015            2,671         6,061            8,192
                                                       -------          -------      --------         --------
                                                        34,155           35,328       104,767          139,562
                                                       -------          -------      --------         --------

OPERATING (LOSS) INCOME.......................          (3,111)             950        (4,287)         (13,303)
                                                       -------          -------      --------         --------

OTHER INCOME (EXPENSE):
 Net investment income........................             741              879         2,604            2,501
 Interest expense.............................              --              (47)          (14)            (128)
                                                       -------          -------      --------         --------
                                                           741              832         2,590            2,373
                                                       -------          -------      --------         --------

(LOSS) INCOME FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES.............          (2,370)           1,782        (1,697)         (10,930)

INCOME TAX (BENEFIT) PROVISION................            (853)             788          (530)          (3,726)
                                                       -------          -------      --------         --------

(LOSS) INCOME FROM
 CONTINUING OPERATIONS........................          (1,517)             994        (1,167)          (7,204)

INCOME FROM DISCONTINUED
   OPERATIONS (net of income taxes)...........              --            2,358            --            7,805
                                                       -------          -------      --------         --------

NET (LOSS) INCOME.............................         $(1,517)         $ 3,352      $ (1,167)        $    601
                                                       =======          =======      ========         ========

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.
================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

(CONTINUED)

                                                      For the Three            For the Nine
                                                      Months Ended             Months Ended
                                                      September 30,            September 30,
                                                 ----------------------    ---------------------
                                                   2000         1999         2000          1999
                                                 -------       -------     -------       -------
                                                      (unaudited)               (unaudited)
BASIC (LOSS) EARNINGS PER COMMON
  SHARE:

CONTINUING OPERATIONS.........................   $ (0.03)      $  0.03     $ (0.03)      $ (0.17)
DISCONTINUED OPERATIONS.......................        --          0.05          --          0.18
                                                 -------       -------     -------       -------
NET (LOSS) EARNINGS PER COMMON
  SHARE.......................................   $ (0.03)      $  0.08     $ (0.03)      $  0.01
                                                 =======       =======     =======       =======

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING...................    44,456        42,369      44,152        41,722
                                                 =======       =======     =======       =======

DILUTED (LOSS) EARNINGS
  PER COMMON SHARE:

CONTINUING OPERATIONS.........................   $ (0.03)      $  0.03     $ (0.03)      $ (0.17)
DISCONTINUED OPERATIONS.......................        --          0.05          --          0.18
                                                 -------       -------     -------       -------
NET (LOSS) EARNINGS PER COMMON
  SHARE.......................................   $ (0.03)      $  0.08     $ (0.03)      $  0.01
                                                 =======       =======     =======       =======

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON
  EQUIVALENT SHARES
  OUTSTANDING.................................    44,456        44,422      44,152        43,239
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

================================================================================

                          TECHNOLOGY SOLUTIONS COMPANY
                      Consolidated statements of cash Flows
                                 (In thousands)

                                                                                        For the
                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                ----------------------
                                                                                2000              1999
                                                                                ----              ----
                                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income........................................................   $ (1,167)          $    601
  Restructuring and other charges..........................................      3,775             10,522
   Adjustments to reconcile net (loss) income to net cash from operating activities:
     Depreciation and amortization.........................................      3,292              7,631
     Provisions for receivable valuation allowances and
        reserves for possible losses.......................................      3,893              4,413
     Loss (gain) on sale of investments....................................          9               (102)
     Deferred income taxes.................................................        (41)            (3,010)

     Changes in assets and liabilities:
       Receivables.........................................................    (12,028)           (13,507)
       Purchases of trading securities related to deferred
         compensation program..............................................     (1,331)              (706)
       Refundable income taxes.............................................     (1,319)                --
       Other current assets................................................      1,065              2,282
       Accounts payable....................................................     (1,279)              (446)
       Accrued compensation and related costs..............................     (5,180)             5,202
       Deferred compensation...............................................      1,331                706
       Restructuring and other accruals....................................     (9,043)             2,121
       Other current liabilities...........................................     (1,961)            (2,112)
       Other assets........................................................     (3,685)             1,905
                                                                             ---------          ---------
          Net cash (used in) provided by operating activities..............    (23,669)            15,500
                                                                             ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of available-for-sale securities................................       --               (1,500)
  Proceeds from available-for-sale securities..............................      1,225              2,820
  Capital expenditures.....................................................     (1,613)            (1,847)
  Additional cash contribution to eLoyalty Corporation.....................    (20,000)               --
  Cash used by discontinued operations.....................................     (2,311)               --
                                                                             ---------          --------
          Net cash used in investing activities............................    (22,699)              (527)
                                                                             ---------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options..................................      4,943              5,990
  Proceeds from employee stock purchase plan...............................      2,175              3,017
  Purchase of treasury stock...............................................       (573)            (4,930)
  Investment by venture capital firms......................................         --              4,506
                                                                             ---------          ---------
          Net cash provided by financing activities........................      6,545              8,583
                                                                             ---------          ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS.....................................................        279              1,039
                                                                             ---------          ---------

(DECREASE) INCREASE IN
  CASH AND CASH EQUIVALENTS................................................    (39,544)            24,595

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............................     81,002             59,473
                                                                             ---------          ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD...................................   $ 41,458           $ 84,068
                                                                             =========          =========

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 1 --BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Technology Solutions Company and its subsidiaries (TSC or the Company). The consolidated balance sheet as of September 30, 2000, the consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999 and the consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2000 and for all periods presented. All adjustments made, except those related to restructuring and other charges, have been of a normal and recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the United States Securities and Exchange Commission (SEC) on March 23, 2000.

Certain reclassifications have been made to prior periods to conform to the current period classifications.


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

On February 15, 2000, TSC distributed the common stock of eLoyalty Corporation (eLoyalty) owned by the Company to the Company's stockholders (the Spin-Off). eLoyalty operated within the Company prior to the Spin-Off and is now a separate, publicly traded company (see Note 8). Accordingly, the consolidated statements of operations for the three and nine months ended September 30, 1999 have been restated to report these operations as discontinued operations. The consolidated statements of cash flows for the nine months ended September 30, 1999 have not been restated on a discontinued operations basis. There were no discontinued operations in the Company's results of operations for the nine months ended September 30, 2000, as the Company provided for the estimated net loss on distribution in its results of operations for the year ended December 31, 1999.

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

================================================================================

NOTE 3 -- STOCK OPTIONS

As of September 30, 2000, options to purchase 11.5 million shares of common stock were outstanding and options to purchase an additional 2.8 million shares of common stock were available for grant under the Technology Solutions Company 1996 Stock Incentive Plan.

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

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

================================================================================

NOTE 4 -- CAPITAL STOCK

During the quarter ended September 30, 2000, the Company repurchased 206,000 shares of the Company's outstanding Common Stock for $0.6 million under a 3,000,000 share repurchase program announced in September 2000. As of September 30, 2000, 2,794,000 shares were available to be purchased under the share repurchase program.


NOTE 5 -- (LOSS) EARNINGS PER COMMON SHARE

The Company discloses basic and diluted (loss) earnings per share in the consolidated statements of operations under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." (Loss) earnings per common share assuming dilution is computed by dividing net (loss) earnings by the weighted average number of common shares outstanding during each period presented, plus the dilutive effect of common equivalent shares arising from the assumed exercise of stock options using the treasury stock method. Common equivalent shares of 3,290 and 3,997 were not included in the diluted loss per share calculation as they were antidilutive for the three and nine months ended September 30, 2000. (Loss) earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. All share and per share amounts have been adjusted to reflect all of the Company's prior stock splits.

   Reconciliation of Basic and Diluted (Loss) Earnings Per Share for the Three Months Ended
----------------------------------------------------------------------------------------------
(In thousands, except per share data)

                                     September 30, 2000                September  30, 1999
                               --------------------------------    ---------------------------
                                         (unaudited)                       (unaudited)
                                                          Per                            Per
                                  Net                   Common      Net                Common
                                  Loss       Shares      Share     Income    Shares     Share
                                  ----       ------     -------    ------    ------    -------
Basic (Loss)
Earnings Per Share              $(1,517)     44,456     $(0.03)    $3,352    42,369     $ 0.08
                                                        ======                          ======

Effect of Stock Options             --          --                    --      2,053
                                -------      ------                ------    ------
Diluted (Loss)
Earnings Per Share              $(1,517)     44,456     $(0.03)    $3,352    44,422     $ 0.08
                                =======      ======     ======     ======    ======     ======

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

================================================================================

   Reconciliation of Basic and Diluted (Loss) Earnings Per Share for the Nine Months Ended
----------------------------------------------------------------------------------------------
(In thousands, except per share data)

                                      September 30, 2000               September  30, 1999
                               --------------------------------    ---------------------------
                                         (unaudited)                       (unaudited)
                                                          Per                            Per
                                  Net                   Common      Net                Common
                                  Loss       Shares      Share     Income    Shares     Share
                                  ----       ------     -------    ------    ------    -------
Basic (Loss)
Earnings Per Share              $(1,167)     44,152     $(0.03)     $601     41,722     $ 0.01
                                                        ======                          ======

Effect of Stock Options              --         --                    --      1,517
                                -------      ------                 ----     ------

Diluted (Loss)
Earnings Per Share              $(1,167)     44,152     $(0.03)     $601     43,239     $ 0.01
                                =======      ======     ======      ====     ======     ======

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

================================================================================

NOTE 6 -- COMPREHENSIVE (LOSS) INCOME

The Company's comprehensive (loss) income was as follows:

                                                                       For the Three Months Ended
    (In thousands)                                                             September 30,
                                                                       --------------------------
                                                                          2000            1999
                                                                       ----------       ---------
    Net (Loss) Income................................................    $(1,517)         $3,352
    Other Comprehensive (Loss) Income:
       Net Unrealized Holding Losses on
         Available-for-Sale Securities, net of tax...................        (15)            (14)
       Cumulative Translation Adjustment.............................        (17)            604
                                                                         -------          ------
          Total Other Comprehensive (Loss) Income....................        (32)            590
                                                                         -------          ------
    Total Comprehensive (Loss) Income................................    $(1,549)         $3,942
                                                                         =======          ======

                                                                       For the Nine Months Ended
(In thousands)                                                               September 30,
                                                                       -------------------------
                                                                          2000            1999
                                                                       ----------      ---------
    Net (Loss) Income................................................    $(1,167)          $ 601
    Other Comprehensive (Loss) Income:
       Net Unrealized Holding Losses on
         Available-for-Sale Securities, net of tax...................        (96)            (66)
       Cumulative Translation Adjustment.............................         50             341
                                                                         -------           -----
          Total Other Comprehensive (Loss) Income....................        (46)            275
                                                                         -------           -----
    Total Comprehensive (Loss) Income................................    $(1,213)          $ 876
                                                                         =======           =====

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

================================================================================

NOTE 7 -- BUSINESS SEGMENTS

Effective January 1, 2000, the Company began reporting its operations under three segments: Digital Enterprise Consulting (DEC); Knowledge Management (currently named Peer3); and application service provider services (ASP+ or Extended Support). During the three months ended September 30, 2000, the Company changed the structure of its internal organization and now the Extended Support segment is included in the DEC segment. In addition, the financial information stated below has been adjusted to reflect the change to the Company's current two reportable segments. TSC serves customers in U.S. and international markets. TSC believes that offering these bands of services allows the Company to serve clients in their information technology and eBusiness needs. This structure also allows the Company's employees the flexibility and opportunity to grow and develop. The two areas work in an integrated manner that develops, shares and cross references methodologies, tools, project management plans, benchmark information, templates and best practices overall. The DEC segment provides information technology consulting and business consulting services that help clients in developing and implementing all aspects of their electronic business capabilities. The DEC segment includes TSC's eBusiness Solutions, Supply Chain Management, Extended Support and Enterprise Resource Planning (ERP) implementation practices. The Peer3 segment is focused on harnessing the intellectual capital of client companies.

There are no intersegment revenues. The Company currently evaluates the performance of its segments and allocates resources to them based on revenues and receivables.

The table below presents information about the reported revenues and receivables of TSC (in thousands).


For and as of the Three Months
Ended September 30, 2000             DEC      Peer3     Total
------------------------           -------   -------   -------
Revenues                           $27,511   $ 3,533   $31,044
Receivables                        $29,680   $ 5,188   $34,868

For and as of the Three Months
Ended September 30, 1999             DEC      Peer3     Total
------------------------           -------   -------   -------
Revenues                           $33,018   $ 3,260   $36,278
Receivables                        $33,645   $ 3,668   $37,313

================================================================================

                          TECHNOLOGY SOLUTIONS COMPANY

================================================================================

For and as of the Three Months
Ended June 30, 2000                                DEC       Peer3      Total
-------------------                              --------   -------   --------
Revenues                                         $ 32,229   $ 4,025   $ 36,254
Receivables                                      $ 30,644   $ 5,165   $ 35,809

For and as of the Three Months
Ended June 30, 1999                                DEC       Peer3      Total
-------------------                              --------   -------   --------
Revenues                                         $ 40,230   $ 3,547   $ 43,777
Receivables                                      $ 39,485   $ 3,984   $ 43,469

For and as of the Three Months
Ended March 31, 2000                               DEC       Peer3      Total
--------------------                             --------   -------   --------
Revenues                                         $ 29,540   $ 3,642   $ 33,182
Receivables                                      $ 24,042   $ 3,736   $ 27,778

For and as of the Three Months
Ended March 31, 1999                               DEC       Peer3      Total
--------------------                             --------   -------   --------
Revenues                                         $ 42,436   $ 3,768   $ 46,204
Receivables                                      $ 39,927   $ 4,940   $ 44,867

For and as of the Nine Months
Ended September 30, 2000                           DEC       Peer3      Total
------------------------                         --------   -------   --------
Revenues                                         $ 89,280   $11,200   $100,480
Receivables                                      $ 29,680   $ 5,188   $ 34,868

For and as of the Nine Months
Ended September 30, 1999                           DEC       Peer3      Total
------------------------                         --------   -------   --------
Revenues                                         $115,684   $10,575   $126,259
Receivables                                      $ 33,645   $ 3,668   $ 37,313

================================================================================

                          TECHNOLOGY SOLUTIONS COMPANY

================================================================================

The following is revenue and long-lived asset information by geographic area (in thousands):


For and as of the Three Months        United      Foreign
Ended September 30, 2000              States   Subsidiaries     Total
------------------------             --------  ------------   --------
Revenues                             $ 29,679     $1,365      $ 31,044
Identifiable assets                  $118,867     $3,900      $122,767

For and as of the Three Months        United      Foreign
Ended September 30, 1999              States   Subsidiaries     Total
------------------------             --------  ------------   --------
Revenues                             $ 33,858     $2,420      $ 36,278
Identifiable assets                  $144,076     $5,424      $149,500

For and as of the Nine Months         United      Foreign
Ended September 30, 2000              States   Subsidiaries     Total
------------------------             --------  ------------   --------
Revenues                             $ 95,410     $5,070      $100,480
Identifiable assets                  $118,867     $3,900      $122,767

For and as of the Nine Months         United      Foreign
Ended September 30,1999               States   Subsidiaries     Total
-----------------------              --------  ------------   --------
Revenues                             $119,692     $6,567      $126,259
Identifiable assets                  $144,076     $5,424      $149,500

Foreign revenue is based on the country in which the legal subsidiary is domiciled. No single foreign country's revenue was material to the consolidated revenues of the Company.

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

================================================================================

NOTE 8 -- OTHER EVENTS

RESTRUCTURING AND OTHER CHARGES -- During the quarter ended March 31, 2000, the Company recorded a pre-tax charge of $4.7 million for the closure of its Latin American operations. During the quarter ended September 30, 2000, the Company collected $0.4 million of accounts receivables previously written-off and, as a result, the cumulative charge has been reduced to $4.3 million. As of September 30, 2000, the Company had used approximately $4.0 million of this charge for cash payments of $2.8 million ($0.2 million paid during the quarter ended September 30, 2000) related to severance costs for approximately 40 employees, lease terminations and professional fees and $1.6 million in asset write-offs, offset by the accounts receivables collections of $0.4 million. The remaining accrual balance of $0.3 million as of September 30, 2000 is expected to be utilized by the end of 2000.

During the quarter ended December 31, 1999, the Company recorded $7.0 million in restructuring and other charges associated with lease terminations of $3.0 million, former executive severance costs of $1.8 million, CourseNet Systems, Inc. acquisition costs of $1.3 million and write-offs of other assets of $0.9 million. During the quarter ended September 30, 2000, the Company determined that a portion of the lease terminations became unnecessary due to changes in TSC office usage by TSC and eLoyalty and, as a result, the cumulative charge has been reduced by $0.4 million to $6.6 million. As of September 30, 2000, the Company had used $4.2 million of these restructuring and other charges as a result of cash payments of $1.8 million (paid during the quarter ended March 31, 2000) for executive severance costs and $2.4 million in asset and other write-offs. The remaining accrual balance of $2.4 million as of September 30, 2000 relates to amounts the Company is contractually obligated to pay through 2004 as a result of lease terminations.

In addition, on March 30, 1999, the Company announced that it was making a number of changes to its business operations and, as a result, the Company recorded a restructuring charge of $10.5 million associated with those changes and the severance of employees, primarily consulting personnel. During the quarter ended September 30, 2000, the Company determined that $0.1 million of this charge was overestimated and, as a result, the cumulative charge has been reduced to $10.4 million. The Company has used the full restructuring accrual of $10.4 million for cash payments of $8.8 million (paid prior to the quarter ended September 30, 2000) associated with the severance of approximately 270 employees and $1.6 million in asset write-offs and other costs.

SPIN-OFF -- On February 15, 2000 TSC completed the Spin-Off. The total net assets contributed to eLoyalty at the Spin-Off was $96.6 million which consisted of current assets of $104.4 million, non-current assets of $18.7 million, current liabilities of $28.0 million and accumulated other comprehensive loss of $1.5 million.

TSC also has provided a short-term guarantee for a $10.0 million revolving credit facility entered into by eLoyalty with Bank of America National Trust and Savings Association. TSC received a fee from eLoyalty. The guarantee will terminate on December 30, 2000.

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared with Three Months Ended September 30, 1999

On February 15, 2000 TSC completed the Spin-Off. Accordingly, this report discusses the TSC consolidated statements of operations with eLoyalty's operations presented on a discontinued operations basis for the quarter ended September 30, 1999.

Consolidated net revenues for the quarter ended September 30, 2000 decreased 14 percent to $31.0 million compared with $36.3 million for the same period last year. This decrease was mainly due to a decline in the demand for Enterprise Resource Planning (ERP) solutions which is provided by TSC's Digital Enterprise Consulting (DEC) segment. Historically, TSC's revenues consisted mainly of core ERP solutions. Prospectively, the Company expects its expanded ERP offerings and its other eBusiness solution offerings within the DEC segment to experience greater future growth rates than core ERP.

Project personnel costs, which represent mainly professional salaries and benefits, decreased to $17.5 million for the quarter ended September 30, 2000 from $18.4 million for the same period last year, a decrease of 5 percent. The decrease was mainly due to a decrease in professional headcount. Project personnel costs as a percentage of net revenues increased to 56 percent for the quarter ended September 30, 2000 from 51 percent for the same period last year due to lower utilization and declines in average revenue per professional and overall revenues.

Other project expenses consist of nonbillable expenses directly incurred for client projects and business development. These expenses include recruiting fees, sales and marketing expenses, personnel training and provisions for valuation allowances and reserves for potential losses on continuing projects. Other project expenses for the quarter ended September 30, 2000 were $9.0 million, compared with $5.8 million in the comparable period last year, an increase of $3.2 million, or 55 percent. The increase in other project expenses was primarily attributable to an increase of $2.5 million in the provision for valuation allowances and reserves for potential losses due to an increase in cash flow problems at dot-com clients and an increase of $1.3 million in marketing, business development and travel expenses from increased selling and business development efforts. These increases were offset by a decrease of $0.4 million in domestic hiring, training, communication and computer expenses due to a decrease in headcount and a decrease of $0.2 million in international costs as a result of the closure of the Latin American operations. Other project expenses as a percentage of net revenues increased to 29 percent for the quarter ended September 30, 2000 from 16 percent for the same period last year primarily due to the increase in these expenses and the decline in revenues.

Management and administrative support costs decreased $1.1 million to $7.3 million for the quarter ended September 30, 2000 from $8.4 million for the same period last

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)
================================================================================

year, a decrease of 13 percent. The decrease was mainly due to a decrease of $3.5 million in corporate infrastructure or Global Core Service (GCS) costs over the same period last year. This decrease in GCS costs included the following: a decrease in the internal systems and human resources areas of $1.5 million as a result of a reduction in headcount; a decrease in domestic office costs of $0.6 million due to certain offices being transferred to eLoyalty at the time of the Spin-Off; a decrease in legal expenses of $0.4 million; a decrease in corporate finance, accounting and investor relations costs of $0.3 million; and a decrease in various other costs of $0.7 million including corporate marketing, international and other costs. As a result of the Spin-Off, TSC and eLoyalty entered into a Shared Services Agreement pursuant to which TSC provides to eLoyalty certain administrative services. The Company has charged these services to eLoyalty since the Spin-Off and $0.8 million of the decrease in GCS costs discussed above reflects this charge. In addition, these decreases were offset by an increase in practice area management and administrative costs of $2.4 million. This increase primarily resulted from an increase in practice area support personnel of $0.9 million, an increase in selling and marketing costs of $0.2 million and an increase in various other costs of $1.3 million including travel, practice area recruiting costs and other expenses.

Goodwill amortization of $0.2 million was recorded during the quarter ended September 30, 2000 as a result of the CourseNet Systems, Inc. (CourseNet) acquisition in the fourth quarter of 1999.

During the quarter ended March 31, 2000, the Company recorded a pre-tax charge of $4.7 million for the closure of its Latin American operations. During the quarter ended September 30, 2000, the Company collected $0.4 million of accounts receivables previously written-off and, as a result, the cumulative charge has been reduced to $4.3 million. As of September 30, 2000, the Company had used approximately $4.0 million of this charge for cash payments of $2.8 million ($0.2 million paid during the quarter ended September 30, 2000) related to severance costs for approximately 40 employees, lease terminations and professional fees and $1.6 million in asset write-offs, offset by the accounts receivables collections of $0.4 million. The remaining accrual balance of $0.3 million as of September 30, 2000 is expected to be utilized by the end of 2000.

During the quarter ended December 31, 1999, the Company recorded $7.0 million in restructuring and other charges associated with lease terminations of $3.0 million, former executive severance costs of $1.8 million, CourseNet acquisition costs of $1.3 million and write-offs of other assets of $0.9 million. During the quarter ended September 30, 2000, the Company determined that a portion of the lease terminations became unnecessary due to changes in TSC office usage by TSC and eLoyalty and, as a result, the cumulative charge has been reduced by $0.4 million to $6.6 million. As of September 30, 2000, the Company had used $4.2 million of these restructuring and other charges as a result of cash payments of $1.8 million (paid during the quarter ended March 31, 2000) for

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)
================================================================================

executive severance costs and $2.4 million in asset and other write-offs. The remaining accrual balance of $2.4 million as of September 30, 2000 relates to amounts the Company is contractually obligated to pay through 2004 as a result of lease terminations.

In addition, on March 30, 1999, the Company announced that it was making a number of changes to its business operations and, as a result, the Company recorded a restructuring charge of $10.5 million associated with those changes and the severance of employees, primarily consulting personnel. During the quarter ended September 30, 2000, the Company determined that $0.1 million of this charge was overestimated and, as a result, the cumulative charge has been reduced to $10.4 million. The Company has used the full restructuring accrual of $10.4 million for cash payments of $8.8 million (paid prior to the quarter ended September 30, 2000) associated with the severance of approximately 270 employees and $1.6 million in asset write-offs and other costs.

Incentive compensation of $1.0 million was accrued during the quarter ended September 30, 2000 compared to $2.7 million for the same period last year. Incentive compensation as a percentage of net revenues decreased to 3 percent for the quarter ended September 30, 2000 compared to 7 percent for the same period last year. The decrease was primarily a result of the Company not meeting its revenues or earnings targets for the quarter ended September 30, 2000 as compared to the same period a year ago. The Company expects to continue to accrue incentive compensation during the fourth quarter.

Consolidated operating loss from continuing operations was $3.1 million for the quarter ended September 30, 2000 compared to consolidated operating income from continuing operations of $1.0 million in the prior period. This decrease was mainly due to the reduction in revenues and an increase in the provision for valuation allowances and reserves for potential losses, partially offset by the adjustment of some previous restructuring and other charges (as discussed previously in this section) and a decrease in incentive compensation.

Other income and expense decreased to $0.7 million for the quarter ended September 30, 2000 compared to $0.8 million for the same period a year ago. The decrease is a result of lower cash and cash equivalent balances during the quarter ended September 30, 2000 compared to the same period a year ago.

The Company's effective tax rate for the quarter ended September 30, 2000 was a tax benefit of 36 percent compared to a tax provision of 44 percent for the same period a year ago. The tax benefit for the current period approximates the federal tax rate.

Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding increased due to the exercise of stock options, the issuance of shares under the Company's employee stock purchase plan and the purchase of common stock by two venture capital firms in August 1999, partially offset by the purchase of

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)
================================================================================

treasury stock.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2000 Compared with Nine Months Ended September 30, 1999

On February 15, 2000 TSC completed the Spin-Off. Accordingly, this report discusses the TSC consolidated statements of operations with eLoyalty's operations presented on a discontinued operations basis for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, there were no discontinued operations in the Company's results of operations, as the Company provided for the estimated net loss on distribution in its results of operations for the year ended December 31, 1999.

Consolidated net revenues for the nine months ended September 30, 2000 decreased 20 percent to $100.5 million compared with $126.3 million for the same period last year. This decrease was mainly due to a decline in the demand for the Enterprise Resource Planning (ERP) solutions which is provided by TSC's Digital Enterprise Consulting (DEC) segment, as well as a decline in the demand for certain TSC services as a result of clients facing budgetary restraints as they continued to address Year 2000 issues during the first quarter. Historically, TSC's revenues consisted mainly of core ERP solutions. Prospectively, the Company expects its expanded ERP offerings and its other eBusiness solution offerings within the DEC segment to experience greater future growth rates than core ERP.

Project personnel costs, which represent mainly professional salaries and benefits, decreased to $51.0 million for the nine months ended September 30, 2000 from $66.3 million for the same period last year, a decrease of 23 percent. The decrease was mainly due to a decrease in professional headcount. Project personnel costs as a percentage of net revenues decreased to 51 percent for the nine months ended September 30, 2000 from 53 percent for the same period last year. The Company reduced project personnel costs by streamlining and refocusing its business, which resulted in a restructuring charge of $10.5 million during the first quarter of 1999 (as discussed further in this section). This decrease as a percentage of revenues was slightly offset by lower utilization.

Other project expenses consist of nonbillable expenses directly incurred for client projects and business development. These expenses include recruiting fees, sales and marketing expenses, personnel training and provisions for valuation allowances and reserves for potential losses on continuing projects. Other project expenses for the nine months ended September 30, 2000 were $19.2 million, compared with $20.8 million in the comparable period last year, a decrease of $1.6 million, or 8 percent. The decrease in other project expenses was primarily attributable to a decrease of $3.9 million in domestic hiring, training, communication and computer expenses due to a decrease in headcount and a decrease in international costs of $1.5 million as a result of the closure of the Latin American

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)
================================================================================

operations during the first quarter of 2000 and the restructuring of the European operations during the first half of 1999. These decreases were offset by an increase of $3.1 million in marketing, selling, business development, software development and travel expenses from increased selling and business development efforts and an increase of $0.7 million in the provision for valuation allowances and reserves for potential losses due to an increase in cash flow problems at dot-com clients. Other project expenses as a percentage of net revenues increased to 19 percent for the nine months ended September 30, 2000 from 17 percent for the same period last year mainly due to increased selling and business development efforts and the decline in revenues.

Management and administrative support costs decreased $9.5 million to $24.1 million for the nine months ended September 30, 2000 from $33.6 million for the same period last year, a decrease of 28 percent. The decrease was mainly due to a decrease of $11.8 million in corporate infrastructure or Global Core Service
(GCS) costs over the same period last year. This decrease in GCS costs included the following: a decrease in the internal systems and human resources areas of $4.3 million and a decrease in corporate recruiting expenses of $0.8 million as a result of a reduction in headcount; a decrease in domestic office costs of $1.9 million due to the closing of several offices as well as certain offices being transferred to eLoyalty at the time of the Spin-Off; a decrease in legal expenses of $1.6 million; a decrease in corporate marketing expenses of $0.6 million; and a decrease in various other costs of $2.6 million including corporate finance, accounting, investor relations and international costs. As a result of the Spin-Off, TSC and eLoyalty entered into a Shared Services Agreement pursuant to which TSC provides to eLoyalty certain administrative services. The Company has charged these services to eLoyalty since the Spin-Off and $3.5 million of the decrease in GCS costs discussed above reflects this charge. In addition, these decreases were offset by an increase in practice area management and administrative costs of $2.3 million. This increase primarily resulted from an increase in practice area support personnel of $2.5 million due to increased selling efforts, offset by a decrease in international costs, depreciation and other costs of $0.2 million.

Goodwill amortization increased to $0.7 million for the nine months ended September 30, 2000 compared to $0.1 million for the same period last year. This increase resulted from the CourseNet Systems, Inc. (CourseNet) acquisition in the fourth quarter of 1999.

During the quarter ended March 31, 2000, the Company recorded a pre-tax charge of $4.7 million for the closure of its Latin American operations. During the quarter ended September 30, 2000, the Company collected $0.4 million of accounts receivables previously written-off and, as a result, the cumulative charge has been reduced to $4.3 million. As of September 30, 2000, the Company had used approximately $4.0 million of this charge for cash payments of $2.8 million related to severance costs for approximately 40 employees, lease terminations and

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)
================================================================================

professional fees and $1.6 million in asset write-offs, offset by the accounts receivables collections of $0.4 million. The remaining accrual balance of $0.3 million as of September 30, 2000 is expected to be utilized by the end of 2000.

During the quarter ended December 31, 1999, the Company recorded $7.0 million in restructuring and other charges associated with lease terminations of $3.0 million, former executive severance costs of $1.8 million, CourseNet acquisition costs of $1.3 million and write-offs of other assets of $0.9 million. During the quarter ended September 30, 2000, the Company determined that a portion of the lease terminations became unnecessary due to changes in TSC office usage by TSC and eLoyalty and, as a result, the cumulative charge has been reduced by $0.4 million to $6.6 million. As of September 30, 2000, the Company had used $4.2 million of these restructuring and other charges as a result of cash payments of $1.8 million (paid during the quarter ended March 31, 2000) for executive severance costs and $2.4 million in asset and other write-offs. The remaining accrual balance of $2.4 million as of September 30, 2000 relates to amounts the Company is contractually obligated to pay through 2004 as a result of lease terminations.

In addition, on March 30, 1999, the Company announced that it was making a number of changes to its business operations and, as a result, the Company recorded a restructuring charge of $10.5 million associated with those changes and the severance of employees, primarily consulting personnel. During the quarter ended September 30, 2000, the Company determined that $0.1 million of this charge was overestimated and, as a result, the cumulative charge has been reduced to $10.4 million. The Company has used the full restructuring accrual of $10.4 million for cash payments of $8.8 million ($1.0 million paid during the nine months ended September 30, 2000) associated with the severance of approximately 270 employees and $1.6 million in asset write-offs and other costs.

Incentive compensation of $6.1 million was accrued during the nine months ended September 30, 2000 compared to $8.2 million for the same period last year. Incentive compensation as a percentage of net revenues remained unchanged at 6 percent for the nine months ended September 30, 2000 compared to the same period last year. The Company expects to continue to accrue incentive compensation during the fourth quarter.

Consolidated operating loss from continuing operations was $4.3 million for the nine months ended September 30, 2000 compared to $13.3 million in the prior period. The Company's operating loss for the nine months ended September 30, 2000 included a charge for the closure of the Latin American operations of $4.3 million and $1.4 million in administrative costs with respect to the period prior to the Spin-Off that would have been charged to eLoyalty if the Shared Services Agreement had been in effect, offset by $0.5 million for the adjustment of some previous restructuring and other charges (as discussed previously

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)
================================================================================

in this section). The Company's operating loss for the nine months ended September 30, 1999 included restructuring and other charges of $10.5 million and $7.1 million in administrative costs that would have been charged to eLoyalty if the Shared Services Agreement had been in effect. Excluding these charges, operating income for the nine months ended September 30, 2000 was $0.9 million compared to $4.3 million for the same period last year. This decrease was mainly due to the reduction in revenues partially offset by a reduction in overall costs.

Other income and expense for the nine months ended September 30, 2000 was $2.6 million compared to $2.4 million for the same period a year ago. The increase is a result of higher cash and cash equivalent balances during the first two months of 2000 compared to the same period a year ago.

The Company's effective tax rate for the nine months ended September 30, 2000 was a tax benefit of 31 percent compared to 34 percent for the same period a year ago. This decrease mainly resulted from nondeductible expenses representing a larger percentage of the pre-tax loss for the nine months ended September 30, 2000 compared to the same period a year ago.

Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding increased due to the exercise of stock options, the issuance of shares under the Company's employee stock purchase plan and the purchase of common stock by two venture capital firms in August 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $23.7 million for the nine months ended September 30, 2000 and net cash provided by operating activities was $15.5 million for the nine months ended September 30, 1999. Net cash used in operating activities for the nine months ended September 30, 2000 included the net loss, an increase in receivables and other unfavorable working capital activities, such as accrued compensation and related costs and restructuring and other accruals, partially offset by restructuring and other charges.

The Company believes that its cash and cash equivalents and marketable securities are sufficient to meet the Company's current cash requirements.

Net cash used in investing activities was $22.7 million for the nine months ended September 30, 2000. This reflects a $20.0 million capital contribution to eLoyalty Corporation and $2.3 million of cash used by discontinued operations. The Company received $1.2 million from the sale of available-for-sale securities. The proceeds from available-for-sale securities were transferred to cash and cash equivalents and reinvested in ongoing business activities.

Capital expenditures for the nine months ended September 30, 2000 were $1.6 million. Capital expenditures may continue at the current rate throughout the 2000 calendar year. The Company currently has no material commitments for capital

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)
================================================================================

expenditures.

The Company has a $10.0 million unsecured line of credit facility (the Facility) with Bank of America National Trust and Savings Association (Bank of America). The agreement expires December 30, 2000. At the Company's election, loans made under the Facility bear interest at either the Bank of America reference rate or the applicable Eurodollar interest rate plus 0.75 percent. The unused line fee is 0.125 percent of the unused portion of the commitment. The Facility requires, among other things, the Company to maintain certain financial ratios. As of September 30, 2000, the Company was in compliance with these financial ratio requirements. As of September 30, 2000, no borrowings had been made under the Facility. In connection with the Spin-Off, TSC also has provided a short-term guarantee for a $10.0 million revolving credit facility entered into by eLoyalty with Bank of America. TSC received a fee from eLoyalty. The guarantee will terminate on December 30, 2000.

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

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)
================================================================================

This Form 10-Q contains or may contain certain forward-looking statements concerning the Company's financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions. These forward-looking statements involve significant risks and uncertainties. Although the Company believes its expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form 10-Q include, among others, the pace of technological change, the Company's ability to manage growth and attract and retain employees, the Company's ability to accommodate a changing business environment, general business and economic conditions in the Company's operating regions, market conditions and competitive and other factors, all as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 under Management's Discussion and Analysis of Financial Condition and Results of Operations "Assumptions Underlying Certain Forward-Looking Statements and Factors that May Affect Future Results" and elsewhere from time to time in the Company's other SEC reports. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Actual results may vary materially.

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

                          PART II. OTHER INFORMATION
================================================================================

ITEM 6--EXHIBITS AND REPORT ON FORM 8-K

     (a)  See Exhibit Index

     (b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.


          All other items in Part II are either not applicable to the Company during the quarter ended September 30, 2000, the answer is negative or a response has been previously reported and an additional report of the information is not required, pursuant to the instructions to Part II.

================================================================================

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November 2000.

                                   TECHNOLOGY SOLUTIONS COMPANY



Date: November 14, 2000            By:  /s/ TIMOTHY P. DIMOND
      -------------------               -----------------------------
                                            Timothy P. Dimond
                                         Chief Financial Officer

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

                                 EXHIBIT INDEX

Exhibit
Number   Description
------   -----------

 27      Financial Data Schedule


================================================================================
                                    Page 27