Form 10-K
period 2000-12-31
TECHNOLOGY SOLUTIONS COMPANY
filed 2001-03-22
CIK 877645

================================================================================
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                   FORM 10-K

                                ----------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                      For the year ended December 31, 2000
                        Commission file number 0 - 19433


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

                     Common Stock, $.01 par value per share

                        Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant (based upon the per share closing price of $2.7500 on March 9, 2001, and, for the purpose of this calculation only, the assumption that all of registrant's directors and executive officers are affiliates) was approximately $120 million.

The number of shares outstanding of the registrant's Common Stock, $.01 par value per share, as of March 9, 2001 was 44,133,838.

Documents Incorporated by Reference:

Information required by Part III (Items 10, 11, 12 and 13) of this document is incorporated by reference to certain portions of registrant's definitive Proxy Statement distributed in connection with its 2001 Annual Meeting of Stockholders.

================================================================================

                          Technology Solutions Company


                                    PART I.
================================================================================


ITEM 1. BUSINESS

General

Technology Solutions Company (TSC) offers comprehensive information technology
(IT) solutions to large corporations and mid-size firms. These solutions, which are typically web-enabled, include: Enterprise Resource Planning (ERP), digital supply chain management, extended support, electronic learning and knowledge management. Most of the primary ERP vendors have expanded their service offerings to include capabilities, layered on the ERP backbone, that allow an enterprise to become e-business enabled. TSC's client base is composed of companies in the manufacturing, technology, health care, telecommunications, financial services and other industries. The solutions TSC implements helps its clients transform their organizations, their business processes and their relationships with customers, partners, suppliers, distributors and employees to help realize the full benefits of information technology throughout the extended enterprise. TSC trades on the Nasdaq Stock Market(R) under the symbol "TSCC." As used herein, the terms "TSC" or the "Company," unless the context otherwise clearly requires, refer to Technology Solutions Company and its subsidiaries. This report discusses the twelve months ended December 31, 2000.

On February 15, 2000, TSC distributed the common stock of eLoyalty Corporation (eLoyalty) owned by the Company to the Company's stockholders (the Spin-Off). eLoyalty operated within the Company prior to the Spin-Off and is now a separate, publicly traded company. For discussion of certain forward-looking statements, refer to Assumptions Underlying Certain Forward-Looking Statements and Factors That May Affect Future Results.

TSC services span a wide range of IT consulting and systems integration services including end-to-end integrated solutions that cross functional boundaries within the client's organization and throughout the client's extended enterprise. These services can involve a full assessment of a client's IT strategy and relevant integration needs. The Company also performs the following:

 .  Feasibility studies                            .  Value analysis
 .  Business process redesign and reengineering    .  Benchmarking and best practices
 .  Project management                             .  Architecture
 .  Logical and physical systems design            .  Hardware and software selection
 .  Programming                                    .  Package software implementation
 .  Systems integration                            .  Change management
 .  Education                                      .  Training
 .  Extended support services

================================================================================

Enterprise business processes that are automated with core ERP solutions provide the foundation that allow companies to integrate their extended enterprise with their core business processes (e.g., order entry, order fulfillment and delivery), allowing them to increase the benefits of eBusiness. TSC provides system integration services for core ERP solutions from SAP, Oracle, PeopleSoft/Vantive and Baan. Historically, core ERP solutions have been TSC's main offerings and currently represent over 50 percent of the business by revenue.

During 2000, TSC performed project work for over 230 corporations, including fourteen of the Fortune 50 companies.

TSC is a corporation formed under the laws of the state of Delaware. Its principal executive offices are located in Chicago, Illinois. In addition to its Chicago office, the Company maintains offices in Atlanta, Georgia; Dallas, Texas; New York, New York; and Carlsbad, Soquel and Irvine, California.

Strategy

TSC's business strategy is to use core ERP systems as a "backbone" to develop and integrate end-to-end eBusiness solutions that connect the many phases of a customer's business, from supplier order processing to customer delivery. The Company will deliver all or part of an eBusiness solution to a client, but emphasizes the advantage of a seamlessly integrated system with significant reduction in manual or paper processes that can act as bottlenecks or opportunities to lose or inaccurately enter data. TSC's clients are typically firms that range in size from $500 million to $5 billion in annual revenue. TSC also performs work at larger firms, or at large divisions or subsidiaries that fall into this market segment. The Company's goal is to anticipate market needs and apply proven, leading-edge information technologies to deliver these eBusiness solutions.

TSC's IT solutions projects often begin with one or more eBusiness assessments; basically a high-end consulting project. Examples of TSC's high-end consulting work include: the development of an eProcurement strategy for a client, the review of the client's current IT strategy and its consistency with the business strategy of the firm, the assessment of the client's Internet strategy and the assessment of the client's computer network architecture and operations management capabilities.

Subsequent to the assessment stage, TSC typically develops an IT strategy with the client, assists in the selection of the appropriate platform and architecture, plans the phases of the project and then moves into the implementation stage. The implementation stage generally involves integrating the following:

 .  eBusiness infrastructure                    .  Web site content
 .  Business-to-business (B2B) applications     .  Business-to-consumer (B2C) applications
 .  Back office systems                         .  Supply chain management systems
 .  Customer support systems

================================================================================

Post-implementation, TSC can provide ongoing hosting and support for systems and applications through its extended support services.

An increasing number of TSC's projects have an eBusiness component that extends the enterprise beyond core ERP. TSC is placing emphasis on growing these offerings and expects them to contribute an increasing percentage of total Company revenue.

TSC's strategy is to focus on developing and maintaining relationships with its customers within the client organization. With high-level sponsorship of its projects, TSC believes that there is a higher level of commitment to complete the project and an increased opportunity to expand the working relationship with the client to more extensive eBusiness projects.

Business

TSC provides services on a client-specific basis. This allows the Company to focus on each client's needs as well as to offer superior application and industry expertise in high-growth markets such as financial services and life sciences and in application areas such as ERP, digital supply chain management, extended support services, electronic learning and knowledge management. TSC concentrates on large corporate projects because it believes that such projects offer maximum profit potential and represent one of the fastest growing areas of the market. TSC has implemented major new systems within manufacturing, distribution, retail, transportation, telecommunications, banking, insurance, health care and financial services firms.

Business Segments

TSC currently manages its business in two reportable business segments, named Digital Enterprise Consulting and Peer3. TSC serves customers in the U.S. and international markets. TSC believes that offering complementary services allows the Company to serve clients in their information technology, eBusiness, change management and training needs. This structure also allows the Company's employees the flexibility and opportunity to grow and develop. The two areas work in an integrated manner that develops, shares and cross references methodologies, tools, project management plans, benchmark information, templates and best practices overall. Information related to certain projects--including proposals and project plans--is maintained in knowledge databases that can be accessed by TSC personnel working on projects throughout TSC.

Digital Enterprise Consulting

The Digital Enterprise Consulting (DEC) business segment provides IT consulting and business consulting services that help clients in developing and implementing aspects of their electronic business capabilities. Historically, TSC has focused on implementing third-party application software packages, primarily in the ERP area. TSC believes that those services provide a "backbone" for additional eBusiness services that are more focused on external customers and vendors, and the Company is now offering and providing those additional services to both existing and new customers. The DEC business segment represented the majority of TSC'S 2000 revenues.

================================================================================

Within DEC, customers can take advantage of areas of expertise and resources that fall under the following areas:

Enterprise Operations is comprised of several areas that combine ERP and technology back-office services with the solutions available from key partners to meet the new demands of the market. Core ERP develops "backbone" automated structures that help businesses automate and streamline human resources, manufacturing and financial processes and systems. TSC implements the integrated product family supplied by SAP AG and its U.S. subsidiary SAP America, Inc.; the human resources, financial and manufacturing systems supplied by PeopleSoft, Inc.; the Oracle Applications suite of client/server products developed by Oracle Corporation; and the Baan integrated client/server product supplied by Invensys Software and Systems Division of Invensys plc. In addition to its consulting services associated with the core ERP software products, TSC is a systems integrator. TSC customers are adding specialized best-of-breed software applications to their existing ERP installations by leveraging TSC's implementation and integration services.

Digital Supply Chain Management focuses on helping clients leverage new technologies and processes that decrease operating costs and increase velocity throughout their respective supply chains. It involves developing and implementing both packaged applications and customized software for our clients to create dynamic links between the clients and their suppliers. This requires expertise in multiple third-party software packages that serve numerous areas of a customer's business. The key components of the Digital Supply Chain Management offering include eProcurement, ePLM (Product Life-cycle Management) and Supply Chain Planning and Execution.

Extended Support Services focuses on providing customer solutions and operations support for an organization's application infrastructure. Some of these services are provided directly by TSC while other services are provided by TSC's extended support partners. Extended Support Services can support single or multiple applications ranging from back-office ERP systems to Web site front ends.

Customer Interaction Solutions helps clients succeed through the integration of customer-centric activities and are designed to support a range of business functions from product development to marketing and sales. TSC helps customers define and implement customer interaction strategies and direction to increase market and customer share, maximize cost effective customer service and reduce operating costs. TSC supports these business objectives by providing services that include Business Intelligence, Customer Relationship Management and eSales/Configuration.

Peer3

The Peer3 business segment is focused on harnessing the intellectual capital of client companies. To do this, TSC employs knowledge management tools and technologies ranging from sophisticated knowledge-based business processes to business intelligence.

================================================================================

Additionally, through its Peer3 business segment, TSC offers its clients a variety of training options. TSC's training programs can range from basic "train the trainer" programs for a new client system to sophisticated multi-media computer-based and web-based training programs that can be used for training the users of the system, as well as detailed process and system education.

In October 1999, TSC acquired CourseNet Systems, Inc. (CourseNet) a software development and e-learning solutions delivery company. CourseNet's XML-based e-learning software allows users to create and reuse "learning objects," which can be integrated into multiple training programs with minimal effort. With this software, TSC's Peer3 business segment can now offer its customers a suite of tools to author, deliver and administer online training, allowing these companies to identify experts, take online courses, collaborate in the development of new knowledge and share knowledge with the entire organization and supply chain.

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

The Company has a dedicated sales organization of approximately forty people. This sales organization is responsible for developing and qualifying leads which come from a variety of sources. These sources include referrals from current and former clients; leads from employees; contacts from industry research organizations; leads generated by attendance at conferences and trade shows; and leads from marketing efforts, including TSC's web site, telemarketing and advertising. Additionally, all senior personnel are encouraged to work their own network of contacts to develop potential new business sources.

When a potential client becomes serious about a proposed project that would involve TSC, the salesperson brings a TSC Project Manager into the process to develop a proposal and/or respond to the client RFP (request for proposal). At this time, the Project Manager becomes TSC's primary interface with the potential client. The TSC Project Manager uses his extensive experience to evaluate the potential project and develop an insightful proposal, which will address the specific project request of the potential client. In the proposal, TSC's Project Manager is able to provide insight and ideas resulting from TSC's focus on delivering business benefits through technology.

TSC's business segments participate in a number of software vendor and industry conferences and trade shows each year. These events serve to broaden TSC's presence when its senior technical and management personnel participate in speaking engagements and other conference events.

================================================================================

Competitive Differentiation

Important factors in TSC's project work are project management as well as industry-specific and application knowledge. TSC dedicates an experienced, senior level project manager (often a Vice President who averages twenty-five years of experience) to manage the typical large project. TSC's professional staff (which averages fifteen years of experience) has specialized application skills and industry knowledge. This knowledge and experience is important not only to the successful development and implementation of the solution, but also to the redesign and the restructuring of the business processes utilizing the affected systems.

TSC's project model is based on providing its clients with more experienced personnel and less personnel per client than might be provided by other firms. TSC's goal is to operate with a ratio of Vice President/Project Manager to professional staff ranging from one Vice President to eight professional staff to one Vice President to fifteen professional staff. This compares to ratios of one partner (Vice President equivalent) to approximately thirty professional staff in many of the Big Five consulting/accounting firms. TSC believes that its project staffing model reduces the risk of project failure and increases the consultants' ability to successfully address the clients' needs by having a knowledgeable and experienced project workforce.

TSC works in close conjunction with client personnel, at the client site, on projects. This partnering with the client results in TSC providing the project management and other higher-end skills that might not be available in the client organization. TSC endeavors to help each of its clients increase the knowledge and skills of its IT organization and provides the necessary knowledge transfer so that the client is better able to maintain its new system.

In each of its areas of business, TSC has developed methodologies, software, tools, templates, project management plans, best practice and benchmark information and other intellectual property which are used by TSC for the following:

 .  To help improve the quality of the work performed by TSC
 .  To lower the cost of the implementation
 .  To reduce the time required to perform the work
 . To create knowledge databases which contain proposals, project plans and other information, that can be accessed by TSC personnel working on projects

TSC's professionals bring to each client engagement technical skills, experience, industry-specific and functional experience, significant consulting project experience and expertise in the following areas:

Systems Integration and Project Management -- TSC works with the client to design and develop an appropriate solution to meet the client's needs. TSC's Project Manager typically assumes overall project management responsibility during the development and implementation phases, overseeing the team assembled by TSC (which normally consists of a combination of TSC, client and vendor personnel) to implement the project and coordinate the various hardware, software, networking and other components.

================================================================================

Software Products Expertise -- Application software and other software products are increasingly used to reduce development time and cut costs. TSC partners with many of the leading third-party software vendors that serve the e-business solutions marketplace.

Reusable Tools and Methodologies -- TSC has developed a number of methodologies, templates and tools which are used in various areas of the strategic planning, market analysis, business case, systems integration, project management and software package integration/implementation aspects of TSC's project work. These methodologies, templates and tools decrease the time required to implement a system, as well as increase reliability and reduce client risk associated with a particular project phase.

Change Management and Training -- TSC offers a change management component within its delivery of solutions, recognizing that the ability and speed of the people in a client organization to adapt to new systems is a critical success factor. Whether it is a package implementation or a large complex systems integration project, employees at all levels of the client are affected. The failure of the users to properly utilize the system can prevent the client from obtaining the benefits originally specified for the project. TSC's change management programs are designed to ensure the project's successful implementation by reducing resistance, along with expanding the client's understanding and commitment to the change necessitated by the project. TSC offers its clients a variety of training options in its project work. TSC's training programs can range from basic "train the trainer" programs for a new client system to sophisticated multi-media computer-based and web-based training programs that can be used for training the users of the system, as well as detailed process and system education.

Quality Assurance -- The Company maintains a quality assurance program pursuant to which each project must have a quality assurance plan before the engagement is commenced. The plan must include the conducting of formal reviews to assure early identification and resolution of problems and other concerns to help insure the successful completion and customer satisfaction with the project. The knowledge gained through quality assurance reviews is spread throughout the Company by continuous improvements in our implementation methodologies, thereby helping the Company foresee and eliminate potential problems and concerns on other projects.

In all of these areas the project work undertaken by TSC is generally performed on a time-and-materials basis. The size of the team of TSC's professional staff assigned to a particular project varies depending on the size of the project and the stage of implementation. TSC's professional staff assigned to a project are billed out at various rates, depending upon the level of expertise of each individual.

TSC's business is focused on the commercial market. TSC does not currently have significant activity in the local, state and federal government segments of the domestic systems integration market.

================================================================================

International

TSC has very limited international operations, representing five percent of revenues for the year ended December 31, 2000. These international operations are in Europe and focus on ERP. In addition, through March 31, 2000, TSC also operated in Latin America. Total local staffing at the Company's international operations was eight as of December 31, 2000. For discussion of certain risks related to the Company's International Operations, see Risks of Conducting International Operations.

Clients

TSC views its current clients as a valuable source of potential additional work once a project has commenced. TSC's Project Managers and relationship managers are responsible for establishing the high-level client management contact and relationships that will allow TSC to be considered for additional project work at the particular client, regardless of the specific business group or business segment that may be performing work at that client.

TSC's client focus is on global accounts and includes the middle-market segment that the Company defines as firms having annual revenues of between $500 million and $5 billion. TSC performs work at larger firms, often at large divisions or subsidiaries that fall into this market segment. During the year ended December 31, 2000, TSC performed work at fourteen of the Fortune 50 companies. No client accounted for ten percent or more of revenues during any of the periods presented.

Personnel

As of December 31, 2000, TSC had a total professional staff of 630 (excluding Infrastructure). The following table summarizes, as of December 31, 2000, the experience levels of TSC's professional staff.

                              Average Relevant Experience (Years)
                             -------------------------------------
                              % of
     Level                   Total   Consulting   Industry   Total
     -----------------       -----   ----------   --------   -----
     Vice Presidents          11%        9           16        25
     Senior Principals        20%        6           15        21
     Principals               28%        5           14        19
     Senior Consultants       21%        4            9        13
     Consultants              14%        2            6         8
     Associate Consultants     6%        1            3         4

In order to accommodate typical project development lead times, TSC has found that, from time to time, it must recruit and hire additional Project Managers on the basis of anticipated demand for their services. There can be no assurance that demand for TSC's services will materialize as anticipated.

================================================================================

Infrastructure

As of December 31, 2000, TSC had a staff of 84 individuals who comprised the infrastructure support function. The objective of the infrastructure function is to facilitate local decision-making and support the autonomy of the practice areas and project managers, while maintaining the internal structure necessary to support TSC's goals. The functional areas within this area include: senior corporate management; accounting; financial reporting; finance; tax; legal; treasury; resource management; employee benefits; marketing; public and investor relations; office operations; recruiting; training; internal communications; internal technology applications; planning; quality assurance; and risk management.

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

On September 22, 2000, the Company filed a provisional patent application seeking protection of certain proprietary technologies and processes relating to the e-learning software currently offered by TSC through its Peer3 business segment. The Company intends to pursue this application until final action is taken on it by the Patent and Trademark Office. However, there can be no assurances that any patent will ultimately issue.

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

================================================================================

Although the Company believes that its services and products do not infringe on the intellectual property rights of others, there can be no assurance that infringement claims will not be asserted against the Company in the future.

Competition

The IT consulting and systems integration markets are highly competitive and include participants from a variety of market segments. Participants include systems consulting and implementation firms, contract programming companies, application software firms, the service groups of computer equipment companies, facilities management companies, "Big Five" accounting firms, and general management consulting firms. Thousands of firms fall into these categories. Among the more recognizable participants in the eBusiness consulting and systems integration business are Accenture LLP; Booz, Allen & Hamilton Inc.; Cambridge Technology Partners, Inc.; Computer Sciences Corporation; Arthur Andersen LLP; Deloitte & Touche LLP; Electronic Data Systems Corporation; Cap Gemini Ernst & Young; IBM; KPMG Consulting, Inc.; PricewaterhouseCoopers LLP; and Sapient Corporation. TSC believes that its ability to compete depends in part on a number of factors outside its control. These factors include the ability of its competitors to hire, retain, train and motivate a significant number of senior project managers, the ownership by competitors of software used by potential clients, the development by others of software that is competitive with TSC's tools and services, and the price at which others offer comparable services.

Participants in the IT consulting and systems integration business also face potential competition from in-house systems staff. In-house systems staffs are often considered to be a lower cost alternative to outside systems firms. In addition, the use of in-house staff permits the client to build skills for maintaining and enhancing the system, as well as skills to implement future systems. On the other hand, use of an in-house staff for a major systems project often requires hiring a significant number of additional people with no assurances that the new hires will be able to perform as needed. Furthermore, the increased staff must often be re-deployed at the end of the project. Finally, clients often have difficulty attracting highly skilled individuals because of salary constraints.

Many participants in the IT consulting and systems integration business have significantly greater financial, technical and marketing resources and generate greater systems consulting and implementation revenues than does TSC. TSC competes more frequently with Accenture for major systems integration projects than with any other participant in the market. Accenture has substantially greater revenues, employee headcount, and market share than does TSC.

TSC believes that within each of its business segments, it competes primarily on the basis of the experience and expertise of its project managers, its proven track record in applying new technologies and innovative business solutions, its use of methodologies and implementation tools and the creativity of its proposals and delivered work product. Regarding price, TSC has similar rates as our competitors, but typically performs the work in fewer hours because of our more experienced consulting professionals.

================================================================================

Executive Officers of the Registrant

The executive officers of TSC as of March 22, 2001 are as follows:

William H. Waltrip      Chairman
Jack N. Hayden          President and Chief Executive Officer
Laurence P. Birch       Senior Vice President and Chief Financial Officer
Paul R. Peterson        Senior Vice President, General Counsel and Corporate
                        Secretary

William H. Waltrip, age 63, has been a Director of the Company since December 1992 and Chairman of the Board since June 1993. Mr. Waltrip also served as Chief Executive Officer from June 1993 to June 1995. From 1996 to 1998, he served as the Chairman of the Board of Directors and, during 1996, he served as Chief Executive Officer of Bausch & Lomb, Inc. From 1991 to 1993, he was Vice Chairman of Unifax, Inc., a broad-line food service distributor. From 1985 to 1988, he was President, Chief Operating Officer and a Director of IU International, a diversified services company with major interests in transportation, environmental services and distribution. From 1982 to 1985, he was President, Chief Executive Officer and a Director of Purolator Courier Corporation. From 1972 to 1982, he was President, Chief Operating Officer and Director of Pan American World Airways, Inc. He is also currently serving as a Director of Bausch & Lomb, Inc., the Teachers Insurance and Annuity Association, Thomas & Betts Corporation and Charles River Laboratories International Inc.

Jack N. Hayden, age 54, has been President and Chief Executive Officer of the Company since February 2000. He joined TSC in April 1992 as Senior Vice President, served as interim Chief Financial Officer during late 1992 and early 1993, and assumed the role of Executive Vice President in July 1995. He served as Chief Executive Officer of Coleman Consulting Group, Inc., from September 1998 to March 1999. He rejoined the TSC executive team as Group President in March 1999. Prior to coming to TSC initially, he held the position of Vice President--Operations, Commercial Transport Division of McDonnell Douglas Corporation from 1990 to 1992. From 1989 to 1990, he served as Vice President-- Finance of McDonnell Douglas Corporation. From 1971 to 1989, he served in numerous manufacturing and procurement positions at McDonnell Douglas Corporation.

Laurence P. Birch, age 41, joined TSC as Chief Financial officer in December 2000. He was previously Chief Financial Officer of Brigade, Inc., an internet support company based in San Francisco. Mr. Birch has also served as Chief Financial Officer of Gateway Homecare, Inc.; Vice President/Business Operations for MCI/Worldcom--Systemhouse Division; and in various financial positions with Baxter Healthcare, Inc. Mr. Birch holds a Masters of Management degree from Northwestern University, a Bachelors of Science degree in Finance from the University of Illinois and is a Certified Public Accountant.

================================================================================

Paul R. Peterson, age 59, joined TSC in September 1992 as Vice President and General Counsel and was appointed Corporate Secretary in October 1992. In June 1996, he was made a Senior Vice President of the Company. Prior to coming to TSC, he worked for Bridgestone/Firestone, Inc. during the periods 1981 to 1984 and 1987 to 1992--where he held several positions including Divisional General Counsel. From 1984 to 1987, he was a corporate executive with Block Management Corporation, an H&R Block subsidiary which managed Hyatt Legal Services. He also served at the Federal Trade Commission as a senior executive from 1974 to 1981, and as a trial attorney from 1971 to 1974.

ITEM 2. PROPERTIES

TSC's principal executive offices are located at 205 North Michigan Avenue, Suite 1500, Chicago, Illinois 60601. TSC's lease on these premises expires July 31, 2004. TSC also leases facilities in Atlanta, Georgia; Dallas, Texas; New York, New York; and Carlsbad, Soquel and Irvine, California. TSC believes that these facilities are adequate for its current business needs and that it will be able to obtain suitable space as needed; however, the Company continues to review its office leases for any cost saving opportunities.

ITEM 3. LEGAL PROCEEDINGS

The Company is party to lawsuits arising out of the normal course of business. Management believes the final outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2000.

================================================================================

                          Technology Solutions Company


                                    PART II.
================================================================================

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's Common Stock is traded on The Nasdaq Stock Market(R) under the symbol "TSCC." As of March 9, 2001, there were approximately 300 holders of record of the Company's Common Stock. That number does not include beneficial owners of Common Stock whose shares are held in the name of banks, brokers, nominees or other fiduciaries.

The following table sets forth the range of high and low trade prices on The Nasdaq Stock Market(R) for the Company's Common Stock for each calendar quarter in the years ended December 31, 2000 and 1999.

       Quarter Ended                    High              Low
       -------------                    ----              ---
     March 31, 1999                   $11.250(a)        $6.375(a)
     June 30, 1999                    $11.563(a)        $6.500(a)
     September 30, 1999               $15.500(a)        $9.625(a)
     December 31, 1999                $39.250(a)       $13.813(a)
     March 31, 2000                   $42.688(a)        $6.500
     June 30, 2000                    $9.094            $4.000
     September 30, 2000               $6.250            $1.813
     December 31, 2000                $3.594            $1.375

(a) Immediately after the Spin-Off, TSC stock traded at 16.5278 percent of the combined value of one share of TSC stock and one share of eLoyalty stock. The prices presented in this table prior to February 15, 2000 do not reflect the effect of the Spin-Off on the Company's stock price.

================================================================================

On March 9, 2001, the last reported sale price on The Nasdaq Stock Market(R) for the Company's Common Stock was $2.7500.

The market price for the Common Stock may be significantly affected by factors such as the announcement of new products or services by the Company or its competitors, technological innovation by the Company, its competitors or other vendors, quarterly variations in the Company's operating results or the operating results of the Company's competitors, general conditions in the Company's and its customers' markets, changes in the earnings estimates by analysts or reported results that vary materially from such estimates. In addition, from time to time the stock market experiences significant price fluctuations that affect the market prices of equity securities of many companies and that often are unrelated to the operating performance of such companies. These broad market fluctuations may materially and adversely affect the market price of the Company's Common Stock. Following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company and its officers and directors. Any such litigation against the Company could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, financial condition, operating results and cash flows.

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

================================================================================

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data that is derived from the Company's audited financial statements. All the information should be read in conjunction with the Company's audited financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this filing. The Company's audited statements of operations for the years ended December 31, 2000 and 1999, for the seven month transition period ended December 31, 1998 and for the year ended May 31, 1998 and the audited balance sheets as of December 31, 2000 and 1999 are included elsewhere in this filing, and the corresponding selected financial data set forth below should be read in conjunction with such audited financial statements. All amounts are in thousands, except for basic and diluted (loss) earnings per common share.

                                                                           Seven Month
                                                      For the Years         Transition
                                                    Ended December 31,     Period Ended       For the Years Ended May 31,
                                                   --------------------    December 31,    --------------------------------
                                                     2000        1999          1998          1998        1997        1996
                                                   --------    --------    ------------    --------    --------    --------
Consolidated Statement of Operations Data:
Revenues                                           $131,604    $156,320      $126,839      $189,603    $122,063    $ 71,224
Operating (loss) income                              (7,525)   $(20,697)     $  1,844      $ 22,471    $ 14,094    $ (4,279)
(Loss) income from continuing operations             (2,662)   $(11,578)     $  1,954      $ 14,233    $  9,758    $ (1,018)
Income from discontinued operations                      --    $  5,133      $  2,521      $  6,787    $  5,309    $  5,592
Loss on distribution of discontinued operations          --    $ (6,789)           --            --          --          --
Net (loss) income                                  $ (2,662)   $(13,234)     $  4,475      $ 21,020    $ 15,067    $  4,574
                                                   ========    ========      ========      ========    ========    ========
Basic (loss) earnings per common share:
  Continuing operations                            $  (0.06)   $  (0.27)     $   0.05      $   0.37    $   0.28    $  (0.03)
  Discontinued operations                          $     --    $  (0.04)     $   0.06      $   0.17    $   0.15    $   0.18
                                                   --------    --------      --------      --------    --------    --------
Net (loss) earnings per common share*              $  (0.06)   $  (0.31)     $   0.11      $   0.54    $   0.43    $   0.15
                                                   ========    ========      ========      ========    ========    ========
Diluted (loss) earnings per common share:
  Continuing operations                            $  (0.06)   $  (0.27)     $   0.04      $   0.33    $   0.25    $  (0.02)
  Discontinued operations                          $     --    $  (0.04)     $   0.06      $   0.16    $   0.13    $   0.15
                                                   --------    --------      --------      --------    --------    --------
Net (loss) earnings per common share*              $  (0.06)   $  (0.31)     $   0.10      $   0.49    $   0.38    $   0.13
                                                   ========    ========      ========      ========    ========    ========

*Earnings per common share data have been restated to reflect all of the Company's prior stock splits.

                                                 December 31,                           May 31,
                                       --------------------------------    --------------------------------
                                         2000        1999        1998        1998        1997        1996
                                       --------    --------    --------    --------    --------    --------
Consolidated Balance Sheet Data:
Total assets ......................    $127,638    $223,309    $219,099    $197,148    $133,866    $ 89,437
Long-term debt ....................          --          --          --          --          --          --

================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On February 15, 2000 TSC completed the Spin-Off. Accordingly, this report discusses the TSC consolidated statements of operations with eLoyalty's operations presented on a discontinued operations basis. For the year ended December 31, 2000, there were no discontinued operations in the Company's results of operations, as the Company provided for the net loss on distribution in its results of operations for the year ended December 31, 1999.


CALENDAR 2000 COMPARED WITH CALENDAR 1999

Consolidated net revenues for the year ended December 31, 2000 decreased 16 percent to $131.6 million compared with $156.3 million in the prior year. This decrease was mainly due to a decline in the demand for Enterprise Resource Planning (ERP) solutions which are provided by TSC's Digital Enterprise Consulting (DEC) segment, as well as a decline in the demand for certain TSC services as a result of clients facing budgetary constraints as they continued to address Year 2000 issues during the first quarter. Historically, TSC's revenues consisted mainly of core ERP solutions.

Project personnel costs, which represent mainly professional salaries and benefits, decreased to $67.6 million for the year ended December 31, 2000 from $81.6 million in the prior year, a decrease of 17 percent. The decrease was mainly due to a decrease in average professional headcount as the Company reduced project personnel costs by streamlining and refocusing its business, which resulted in a restructuring charge of $10.5 million during the first quarter of 1999 (as discussed further in this section). Project personnel costs as a percentage of net revenues decreased to 51 percent for the year ended December 31, 2000 from 52 percent in the prior year.

Other project expenses consist of nonbillable expenses directly incurred for client projects and business development. These expenses include recruiting fees, sales and marketing expenses, personnel training, software development costs and provisions for receivable valuation allowances. Other project expenses for the year ended December 31, 2000 were $26.1 million, compared with $25.4 million in the prior year, an increase of $0.7 million, or 3 percent. The increase in other project expenses was primarily attributable to an increase of $4.4 million in marketing, selling, business development, software development and travel expenses from increased selling and business development efforts, an increase of $1.4 million in the provision for receivable valuation allowances due to cash flow problems at dot-com clients and an increase in various other costs of $0.6 million. As of December 31, 2000, the Company does not have significant receivables from dot-com clients. The increases were partially offset by a decrease of $3.6 million in domestic hiring, training, communication and computer expenses due to a decrease in average headcount and a decrease in international costs of $2.1 million as a result of the closure of the Latin American operations during the first quarter of 2000 and the restructuring of the European operations during the first half of 1999 (as discussed further in this section). Other project expenses as a percentage of net revenues increased to 20 percent for the year ended December 31, 2000 from 16 percent in the prior year mainly due to increased selling and business development efforts and the decline in revenues.

================================================================================

Management and administrative support costs decreased $10.8 million to $31.7 million for the year ended December 31, 2000 from $42.5 million in the prior year, a decrease of 25 percent. The decrease was mainly due to a decrease of $14.2 million in corporate infrastructure costs over the prior year. This decrease in infrastructure costs included the following: a decrease in the internal systems and human resources areas of $5.1 million and a decrease in corporate recruiting expenses of $0.7 million as a result of a reduction in average headcount; a decrease in domestic office costs of $2.3 million due to the closing of several offices as well as certain offices being transferred to eLoyalty at the time of the Spin-Off; a decrease in legal expenses of $1.9 million; a decrease in corporate marketing expenses of $0.8 million; and a decrease in various other costs of $3.4 million including corporate finance, accounting, investor relations and international costs. As a result of the Spin-Off, TSC and eLoyalty entered into a Shared Services Agreement pursuant to which TSC provided to eLoyalty certain administrative services. The Company has charged these services to eLoyalty since the Spin-Off and $3.8 million of the decrease in infrastructure costs discussed above reflects this credit. In addition, these decreases were offset by an increase in practice area management and administrative costs of $3.4 million. This increase primarily resulted from an increase in practice area support personnel of $2.8 million due to increased selling efforts and an increase in various other costs of $1.9 million including practice area selling, marketing and recruiting costs, offset by a decrease in international costs of $1.3 million.

Goodwill amortization increased to $0.9 million for the year ended December 31, 2000 compared to $0.2 million in the prior year. This increase resulted from the CourseNet Systems, Inc. (CourseNet) acquisition in the fourth quarter of 1999.

During the quarter ended March 31, 2000, the Company recorded a pre-tax charge of $4.7 million for the closure of its Latin American operations. During the quarter ended September 30, 2000, the Company collected $0.4 million of accounts receivables previously written-off and, as a result, the cumulative charge has been reduced to $4.3 million. As of December 31, 2000, the Company had used approximately $4.0 million of this charge for cash payments of $2.8 million related to severance costs for approximately 40 employees, lease terminations and professional fees and $1.6 million in asset write-offs, offset by the accounts receivables collections of $0.4 million. The remaining accrual balance of $0.3 million as of December 31, 2000 represents professional fees, tax charges and various other closure costs that are expected to be incurred by the second quarter of 2001.

During the quarter ended December 31, 1999, the Company recorded $7.0 million in restructuring and other charges associated with lease terminations of $3.0 million, former executive severance costs of $1.8 million, CourseNet acquisition costs of $1.3 million and write-offs of other assets of $0.9 million. During the quarter ended September 30, 2000, the Company determined that a portion of the lease terminations became unnecessary due to changes in TSC office usage by TSC and eLoyalty and, as a result, the cumulative charge has been reduced by $0.4 million to $6.6 million. As of December 31, 2000, the Company had used $4.2 million of these restructuring and other charges as a result of cash payments of $1.8 million (paid during the quarter ended March 31, 2000) for executive severance costs and $2.4 million in asset and other write-offs. The remaining accrual balance of $2.4 million as of December 31, 2000 relates to

================================================================================
amounts the Company is contractually obligated to pay through 2004 as a result of lease terminations.

In addition, on March 30, 1999, the Company announced that it was making a number of changes to its business operations and, as a result, the Company recorded a restructuring charge of $10.5 million associated with those changes and the severance of employees, primarily consulting personnel. During the quarter ended September 30, 2000, the Company determined that $0.1 million of this charge was overestimated and, as a result, the cumulative charge has been reduced to $10.4 million. The Company has used the full restructuring accrual of $10.4 million for cash payments of $8.8 million ($1.0 million paid during the year ended December 31, 2000) associated with the severance of approximately 270 employees and $1.6 million in asset write-offs and other costs.

Incentive compensation of $9.0 million was accrued during the year ended December 31, 2000 compared to $9.9 million in the prior year. Incentive compensation as a percentage of net revenues increased slightly to 7 percent for the year ended December 31, 2000 compared to 6 percent in the prior year. This increase resulted from the decision to retain staff with the necessary expertise that the Company believes is needed in 2001. The Company expects to continue to accrue incentive compensation throughout the 2001 calendar year.

Consolidated operating loss from continuing operations was $7.5 million for the year ended December 31, 2000 compared to $20.7 million in the prior year. The Company's operating loss for the year ended December 31, 2000 included a charge for the closure of the Latin American operations of $4.3 million and $1.4 million in administrative costs with respect to the period prior to the Spin-Off that would have been allocated to eLoyalty, offset by $0.5 million for the adjustment of some previous restructuring and other charges (as discussed previously in this section). The Company's operating loss for the year ended December 31, 1999 included restructuring and other charges of $17.5 million and $8.9 million in administrative costs with respect to the period prior to the Spin-Off that would have been allocated to eLoyalty. Excluding these charges, operating loss for the year ended December 31, 2000 was $2.3 million compared to operating income of $5.7 million in the prior year. This decrease was mainly due to the reduction in revenues offset by a reduction in overall costs.

Other income and expense for the year ended December 31, 2000 was $3.2 million compared to $3.6 million in the prior year. The decrease is a result of lower cash and cash equivalent balances during the year ended December 31, 2000 compared to the same period a year ago. The decrease in cash and cash equivalent balances mainly resulted from the Spin-Off of eLoyalty and the costs associated with the Spin-Off.

The Company's effective tax rate for the year ended December 31, 2000 was a tax benefit of 38 percent compared to 32 percent for the same period a year ago. The increase in the tax rate benefit mainly resulted from foreign tax rate differences having minimal impact on the tax rate and non-taxable investments having a larger impact on the tax rate during the year ended December 31, 2000 compared to the same period a year ago.

Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding increased due to the exercise of stock

================================================================================
options, the issuance of shares under the Company's employee stock purchase plan and the purchase of common stock by two venture capital firms in August 1999 (see Note 12), partially offset by the repurchase of some outstanding shares.


CALENDAR 1999 COMPARED WITH CALENDAR 1998

Consolidated net revenues for the year ended December 31, 1999 decreased 27 percent to $156.3 million compared with $215.1 million in the prior year. This decrease was mainly due to a decline in the demand for certain TSC services as a result of clients facing budgetary constraints as they focused on Year 2000 issues. This has been evidenced by a reduction in new license sales by package software vendors such as PeopleSoft and Baan.

Project personnel costs, which represent mainly professional salaries and benefits, decreased to $81.6 million for the year ended December 31, 1999 from $102.0 million in the prior year, a decrease of 20 percent. The decrease was mainly due to a decrease in professional headcount. Project personnel costs as a percentage of net revenues increased to 52 percent for the year ended December 31, 1999 from 47 percent in the prior year due to the decline in revenues and lower staff utilization in the first half of the year. To reduce these costs and improve utilization, the Company streamlined and refocused its business, which resulted in restructuring and other charges of $17.5 million (as discussed further in this section).

Other project expenses consist of nonbillable expenses directly incurred for client projects and business development. These expenses include recruiting fees, sales and marketing expenses, personnel training and provisions for receivable valuation allowances. Other project expenses for the year ended December 31, 1999 were $25.3 million, compared with $32.5 million in the prior year, a decrease of $7.2 million, or 22 percent. The decrease in other project expenses primarily included the following: a decrease of $4.6 million in domestic practice area development including marketing, business development, travel and sales commissions; a decrease of $5.1 million in domestic hiring, training, communication and computer expenses due to a decrease in average headcount; and a decrease in various other costs of $0.6 million, which include items such as depreciation expense, new employee costs and various other costs. These decreases were offset by increases of $3.1 million in the provision for receivable valuation allowances and international costs. Other project expenses as a percentage of net revenues increased slightly to 16 percent for the year ended December 31, 1999 from 15 percent in the prior year.

Management and administrative support costs decreased $15.5 million to $42.5 million for the year ended December 31, 1999 from $58.0 million in the prior year, a decrease of 27 percent. Approximately $4.8 million of this decrease is attributable to reduced practice area management and administrative costs. This decrease primarily resulted from a decline in travel and hiring costs of $1.5 million, a decrease in international expenses of $1.4 million, a decrease in practice area support personnel of $0.2 million and a decrease in various other domestic management and administrative expenses of $1.7 million, which include items such as practice area sales, amortization of software costs and other expenses. The Company also had a decrease of $5.4 million in corporate infrastructure costs over the previous year. The decrease in infrastructure costs versus the same period in the prior year included the following: a decrease in the internal systems and human resources areas of $1.3 million and a decrease in corporate recruiting

================================================================================
expenses of $2.2 million as a result of a reduction in headcount; a decrease in international expenses of $0.4 million; a decrease in domestic office costs of $1.0 million due to the closing of several offices; and a decrease in legal expenses of $0.8 million, slightly offset by an increase in various other costs of $0.3 million. In addition, the Company recorded expenses of $5.3 million during the year ended December 31, 1998 resulting from decisions made to abandon an investment in an Internet-based commerce software tool of $3.3 million and expenses to sever certain management and administrative employees of $2.0 million.

Goodwill amortization decreased to $0.2 million for the year ended December 31, 1999 compared to $0.4 million in the prior year. This decrease mainly results from the goodwill relating to the McLaughlin & Associates acquisition being written off at the end of the first quarter of 1999.

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

Incentive compensation of $9.9 million was accrued during the year ended December 31, 1999 compared to $8.3 million in the prior year. Incentive compensation as a percentage of net revenues increased to 6 percent for the year ended December 31, 1999 compared to 4 percent in the prior year. The increase was primarily due to an increase in the bonus accrual for non-vice president personnel.

Consolidated operating loss from continuing operations was $20.7 million for the year ended December 31, 1999 compared with consolidated operating income of $13.9 million in the prior year, due to the reasons outlined above. Excluding the restructuring and other charges, consolidated operating loss was $3.2 million during the year ended December 31, 1999. This decrease was mainly due to a decrease in the demand for certain TSC services and resulting lower utilization rates.

Other income and expense for the year ended December 31, 1999 was $3.6 million compared to $2.9 million in the prior year. The increase is a result of higher cash and cash equivalent balances for the year ended December 31, 1999 compared to the same period in the prior year.

The Company's effective tax rate for the year ended December 31, 1999 was a 32 percent benefit compared to a 42 percent provision in the prior year. The tax rate for the year ended December 31, 1999 was lower than in the previous year because certain amounts related to the CourseNet

================================================================================
acquisition, as well as the goodwill amortization related to this acquisition, were not tax deductible.

Income from discontinued operations from the eLoyalty division was $5.1 million for the year ended December 31, 1999 compared with $6.7 million in the prior year. Excluding fees and other costs related to the eLoyalty transaction of $4.4 million, income from discontinued operations for the year ended December 31, 1999 was $9.5 million, an increase of 41 percent over the prior year. This increase was primarily due to the increased demand for eLoyalty services.

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

THE SEVEN MONTH TRANSITION PERIOD ENDED DECEMBER 31, 1998 COMPARED WITH THE PRIOR SEVEN MONTH TRANSITION PERIOD ENDED DECEMBER 31, 1997

The seven month transition period ended December 31, 1998 is discussed due to the Company changing from a May 31 fiscal year-end to a fiscal year aligned with the calendar year beginning January 1, 1999.

Consolidated net revenues for the seven month transition period ended December 31, 1998 increased 25 percent to $126.8 million compared with $101.4 million for the same period in the prior year. This increase was primarily due to continued demand for consulting services that implement third-party application software packages. Domestic revenue grew 27 percent due to the Company's ability to generate additional revenue through an increased consulting staff, as well as an overall 4 percent increase in average domestic billing rates compared to the same period in the prior year. These increases were slightly offset by international revenues which declined approximately 6 percent.

Project personnel costs for the seven month transition period ended December 31, 1998, which represent mainly professional salaries and benefits, increased to $61.5 million from $47.0 million for the same period in the prior year, an increase of 31 percent. The increase was partially due to an increase in professional headcount and was consistent with the higher revenues reported during the seven month transition period ended December 31, 1998. Project personnel costs as a percentage of net revenues increased to 48 percent for the seven month transition period ended December 31, 1998 from 46 percent for the same period in the prior year due to lower staff utilization.

Other project expenses consist of nonbillable expenses directly incurred for client projects and business development including recruiting fees, sales and marketing expenses, personnel training and provisions for receivable valuation allowances. Other project expenses for the seven month transition period ended December 31, 1998 were $19.8 million, compared with $14.2 million in the comparable period in the prior year, an increase of $5.6 million, or 39 percent. The increase

================================================================================
in other project expenses primarily included the following: an increase of $2.5 million in domestic hiring, training, communication and computer expenses associated with increased headcount; an increase of $1.1 million associated with domestic practice area development including marketing, business development, travel and sales commissions; an increase in international costs of $1.2 million associated with travel, marketing and business development expenses; and a net increase of $0.8 million in various other costs which includes termination costs, depreciation expense and various other costs. Other project expenses as a percentage of net revenues increased to 16 percent in the seven month transition period ended December 31, 1998 from 14 percent for the same period in the prior year due mainly as a result of the items mentioned above.

Management and administrative support costs increased $13.4 million to $36.9 million for the seven month transition period ended December 31, 1998 from $23.5 million for the same period in the prior year, an increase of 57 percent. Approximately $5.0 million of this increase was attributable to the increase in corporate infrastructure costs over the same period in the prior year, which was necessary to support the growth in business. The increase in these costs versus the same period in the prior year included: increased expenses in the internal systems and human resources areas of $3.5 million; higher expenses of $0.6 million related to the expansion of the Company's corporate recruiting organization; higher marketing expenses of $0.8 million as a result of increased corporate marketing efforts; and a net increase in various other costs of $0.1 million including corporate legal, accounting, finance and investor relations costs. The Company also incurred an additional $3.1 million of practice area management and administrative costs. These costs primarily included additional domestic regional management and practice area support personnel of $1.0 million; international growth of $0.7 million; and various other domestic management and administrative expenses of $1.4 million, which include items such as practice area marketing, recruiting, sales and other expenses. In addition, the Company recorded expenses of $5.3 million during the seven month transition period ended December 31, 1998 resulting from decisions made to abandon an investment in an Internet-based commerce software tool of $3.3 million and expenses to sever certain management and administrative employees of $2.0 million.

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

Consolidated operating income from continuing operations was $1.8 million during the seven month transition period ended December 31, 1998 compared with $10.8 million in the same period in the prior year. This decrease was mainly due to increased practice area overhead as a result of various investments and higher-than-average management turnover, offset in part by higher staff utilization and higher billing rates compared to the prior period. Also contributing to

================================================================================
this decrease was higher infrastructure costs and expenses to sever certain management and administrative employees and amortization expenses, as described above.

Net investment income for the seven month transition period ended December 31, 1998 was $1.7 million compared to $0.9 million for the same period in the prior year. The increase is a result of higher cash and cash equivalent balances for the seven month transition period ended December 31, 1998 compared to the same period in the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $18.1 million for the year ended December 31, 2000 and net cash provided by operating activities was $27.1 million for the year ended December 31, 1999. Net cash used in operating activities for the year ended December 31, 2000 included the net loss, an increase in receivables and other unfavorable working capital activities, such as accrued compensation and related costs and restructuring and other accruals, partially offset by restructuring and other charges.

The Company believes that its cash and cash equivalents, marketable securities and anticipated cash flows are sufficient to meet the Company's current cash requirements.

Net cash used in investing activities was $27.8 million for the year ended December 31, 2000. This reflects a $20.0 million capital contribution to eLoyalty Corporation and $2.3 million of cash used by discontinued operations. The Company received $1.2 million from the sale of available-for-sale securities. The proceeds from available-for-sale securities were transferred to cash and cash equivalents and reinvested in ongoing business activities.

Capital expenditures for the year ended December 31, 2000 were $2.7 million. The Company currently has no material commitments for capital expenditures.

In addition, in connection with the eLoyalty Spin-Off, TSC option holders (excluding eLoyalty employees and directors who were not also directors of TSC) had each of their options granted prior to June 22, 1999 converted into one adjusted TSC option and one eLoyalty option. When a Company employee exercises an eLoyalty Corporation option, the employee may recognize taxable income (the Option Deduction). The Company obtained a ruling from the Internal Revenue Service (IRS) which provides that the Company is entitled to deduct the Option

================================================================================

Deduction on its Federal Income Tax return. The net operating loss resulting from the exercise of former subsidiary stock options represents the future tax benefit attributable to this Option Deduction. As part of the Spin-Off, the Company entered into a Tax Sharing and Disaffiliation Agreement (the Agreement) with eLoyalty Corporation. Under the terms of the Agreement, the Company agreed to reimburse eLoyalty for certain tax benefits attributable to this deduction when the actual tax benefit is realized by the Company.

The Company has a $10.0 million unsecured line of credit facility (the Facility) with Bank of America National Trust and Savings Association (Bank of America). The agreement expires December 31, 2001. At the Company's election, loans made under the Facility bear interest at either the Bank of America reference rate or the applicable Eurodollar interest rate plus 0.75 percent. The unused line fee is 0.125 percent of the unused portion of the commitment. The Facility requires, among other things, the Company to maintain certain financial ratios. As of December 31, 2000, the Company was in compliance with these financial ratio requirements. There was no borrowing under the line of credit during the year ended December 31, 2000.

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

NEW ACCOUNTING STANDARDS

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended is effective for TSC beginning January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company believes that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

================================================================================

ASSUMPTIONS UNDERLYING CERTAIN FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-K contains or may contain certain forward-looking statements concerning the Company's financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions. These forward-looking statements involve significant risks and uncertainties. Although the Company believes its expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form 10-K include, among others, the pace of technological change, the Company's ability to manage growth and attract and retain employees, the Company's ability to accommodate a changing business environment, general business and economic conditions in the Company's operating regions, market conditions and competitive and other factors, all as more fully described below. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. The cautionary statements provided below are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the PSLRA) and with the intention of obtaining the benefits of the "safe harbor" provisions of the PSLRA for any such forward-looking information. Many of the factors discussed below, as well as other factors, have also been discussed in prior filings made by the Company.

Factors which could cause the Company's actual financial and other results to differ materially from any results that might be projected, forecast, estimated or budgeted by the Company in the forward-looking statements include, but are not limited to, the following:

Rapid Technological Change

The systems consulting and implementation market has experienced rapid technological advances and developments in recent years. Failure of the Company to stay abreast of such advances and developments could materially adversely affect its business. The Company additionally utilizes a number of different technologies in developing and providing IT solutions for its customers. The technologies used by the Company are developing rapidly and are characterized by evolving industry standards in a wide variety of areas. While the Company evaluates technologies on an ongoing basis and endeavors to utilize those that are most effective in developing IT solutions for its customers, there can be no assurance that the technologies utilized by the Company and the expertise gained in those technologies will continue to be applicable in the future. There can be no assurance that new technologies will be made available to the Company or that such technologies can be economically applied by the Company. The

================================================================================
inability to apply existing technologies and expertise to subsequent projects could have a material adverse effect on the Company's business, operating results and financial condition.


Management of Growth

The Company's business has experienced periods of significant growth since its inception, and the Company anticipates future growth. The growth of the Company's business and the expansion of its customer base have resulted in a corresponding growth in the demands on the Company's management and other personnel and it's operating systems and internal controls. Any future growth may further strain existing management resources and operational, financial, human resources and management information systems and controls, which may not be adequate to support the Company's operations.

The Company may increase its expense levels as a result of a number of factors, including increases in the number of employees, investments in equipment, training of employees and the development of methodologies, tools, etc. An unexpected decline in revenues without a corresponding and timely reduction in staffing and other expenses, or a staffing increase that is not accompanied by a corresponding increase in revenues, could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to manage its recent or future growth successfully. In addition, there can be no assurance that the Company will continue to grow or achieve the rates of growth it has experienced in the past.

The Company expects that it may need to further develop its financial and management controls, reporting systems and procedures to accommodate future growth. There can be no assurance that the Company will be able to develop such controls, systems or procedures effectively or on a timely basis, and the failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.


Ability to Attract and Retain Employees

The Company's business consists mainly of professional services and is inherently labor-intensive. The Company's success depends in large part upon its ability to attract, retain and motivate highly skilled employees, particularly project managers and other senior personnel, for its domestic and international operations. Qualified project managers within and outside the United States are in particularly great demand and are likely to remain a limited resource for the foreseeable future. Several attributes of the Company's work environment pose challenges to the Company's ability to attract and retain employees, including
(i) extensive travel requirements, (ii) the Company's intense work environment and culture, (iii) the Company's standards for employee technical skills and job performance, and (iv) the Company's practice of adjusting the number of technical personnel to reflect active project levels. Although the Company expects to continue to attract sufficient numbers of highly skilled employees and to retain its existing project managers and other senior personnel for the foreseeable future, there can be no assurance that the Company will be able to do so. Failure to attract and retain key personnel could have a material adverse effect upon the Company's business, operating results and financial condition.

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


Dependence on Key Personnel

Although the Company does not believe that the loss of any particular individual would have a material adverse impact on the Company, the loss of some or all of the Company's project managers could have a material adverse impact on the Company, including its ability to secure and complete engagements. The Company has employment agreements with its President, executive officers and Vice Presidents that contain noncompetition, nondisclosure and nonsolicitation covenants. The employment agreements with the President and executive officers do not have fixed expiration dates and may be terminated by either the Company or the employee. The employment agreements with the other Vice Presidents generally have a fixed initial term but are automatically renewed for successive one-year periods unless terminated by either the Company or the employee. Other senior employees also have employment agreements that are generally terminable by the Company or the employee upon 30 to 90 days written notice.


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

In addition, the Company's clients could develop or acquire in-house expertise in services similar to those provided by the Company, which would significantly reduce demand for the Company's

================================================================================
services. No assurance can be given that the Company will be able to maintain its existing client base, maintain or increase the level of revenue generated by its existing clients or be able to attract new clients.


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


Risks of Conducting International Operations

The Company engages in international operations. Because the cost of doing business abroad is typically higher for U.S. businesses than the cost of doing business domestically, the Company could experience a decline in its operating margins if the significance of its international operations increases. International operations and the provision of services in foreign markets are subject to a number of special risks, including currency exchange rate fluctuations, trade barriers, exchange controls, national and regional labor strikes, political risks, additional security concerns and risks of increases in duties, taxes and governmental royalties, as well as changes in laws and policies governing operations of foreign-based companies. In addition, the Company's growth internationally may depend upon its ability to attract, develop and retain a sufficient number of highly skilled, motivated local professional employees in each of those foreign countries where it conducts operations. Competition for such local personnel qualified to deliver most of the Company's services is intense, and there can be no assurance that the Company will be able to recruit, develop and retain a sufficient number of highly skilled, motivated local professional employees to successfully compete internationally.

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


================================================================================

                          Technology Solutions Company


                                   PART III.
================================================================================

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the headings "Election of Directors," "Nominees for Director," "Members of Board of Directors Continuing in Office" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders (the "Proxy Statement") and the information contained under the heading "Executive Officers of the Registrant" in Item 1 hereof is incorporated herein by reference.

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


                                    PART IV.
================================================================================

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                          TECHNOLOGY SOLUTIONS COMPANY
                          ----------------------------

                       CONSOLIDATED FINANCIAL STATEMENTS
                       ---------------------------------
                        AND FINANCIAL STATEMENT SCHEDULE
                        --------------------------------

                               TABLE OF CONTENTS

Report of Independent Accountants......................................  34
---------------------------------
Financial Statements (Item 14(a)(1))
------------------------------------

    Consolidated Balance Sheets as of December 31, 2000 and 1999.......  35

    Consolidated Statements of Operations for the years ended
    December 31, 2000 and 1999, for the seven month transition period ended December 31, 1998 and for the year ended May 31, 1998........  36

    Consolidated Statements of Changes in Stockholders' Equity and
    Comprehensive Income for the years ended December 31, 2000 and 1999, for the seven month transition period ended
    December 31, 1998 and for the year ended May 31, 1998..............  38

    Consolidated Statements of Cash Flows for the years ended
    December 31, 2000 and 1999, for the seven month transition period ended December 31, 1998 and the for the year ended May 31, 1998....  40

    Notes to Consolidated Financial Statements.........................  41

Financial Statement Schedule (Item 14(a)(2))
--------------------------------------------

    Schedule II  Valuation and Qualifying Accounts.....................  72


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

================================================================================

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



To the Board of Directors and Stockholders of Technology Solutions Company


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Technology Solutions Company and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, for the seven month transition period ended December 31, 1998, and for the year ended May 31, 1998, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2), presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP

January 27, 2001
Chicago, Illinois

================================================================================

                          Technology Solutions Company

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                     ASSETS
                                     ------

                                                                 December 31,  December 31,
                                                                    2000          1999
                                                                  --------      --------
CURRENT ASSETS:
 Cash and cash equivalents..................................      $ 40,574      $ 81,002
 Marketable securities......................................        16,791        17,826
 Receivables, less allowance for doubtful receivables
   of $3,713 and $3,715.....................................        33,165        24,036
 Deferred income taxes......................................        10,211         9,969
 Refundable income taxes....................................         3,241            --
 Other current assets.......................................         2,734         4,664
                                                                  --------      --------
   Total current assets.....................................       106,716       137,497
COMPUTERS, FURNITURE AND EQUIPMENT, NET.....................         3,520         4,116
GOODWILL....................................................         3,526         4,446
DEFERRED INCOME TAXES.......................................         7,438            --
LONG-TERM RECEIVABLES AND OTHER.............................         6,438         2,788
NET ASSETS OF DISCONTINUED OPERATIONS.......................            --        74,462
                                                                  --------      --------
   Total assets.............................................      $127,638      $223,309
                                                                  ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

CURRENT LIABILITIES:
 Accounts payable...........................................      $  1,116      $  2,995
 Accrued compensation and related costs.....................        16,043        18,453
 Deferred compensation......................................        10,747        10,322
 Restructuring and other accruals...........................         2,687        12,708
 Other current liabilities..................................         4,428         5,220
                                                                  --------      --------
   Total current liabilities................................        35,021        49,698
                                                                  --------      --------
DEFERRED INCOME TAXES DUE TO FORMER SUBSIDIARY..............         6,244            --
COMMITMENTS AND CONTINGENCIES...............................            --            --
                                                                  --------      --------
  Total liabilities.........................................        41,265        49,698
                                                                  --------      --------
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; shares authorized --
   10,000,000; none issued..................................            --            --
 Common stock, $.01 par value; shares authorized --
   100,000,000; shares issued -- 44,565,515 and 43,354,725..           446           434
 Capital in excess of par value.............................       122,935       110,455
 (Accumulated deficit) and retained earnings................       (35,552)       63,704
 Treasury stock, at cost, 567,901 shares....................        (1,295)           --
 Accumulated other comprehensive (loss) income:
   Unrealized holding loss, net.............................          (276)         (131)
   Cumulative translation adjustment........................           115          (851)
                                                                  --------      --------
   Total stockholders' equity...............................        86,373       173,611
                                                                  --------      --------
   Total liabilities and stockholders' equity...............      $127,638      $223,309
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

================================================================================

                          Technology Solutions Company

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                     Seven Month
                                                  For the            Transition
                                                Years Ended         Period Ended    For the Year
                                               December 31,         December 31,    Ended May 31,
                                           --------------------     ------------    -------------
                                             2000        1999           1998            1998
                                             ----        ----           ----            ----
REVENUES.................................  $131,604    $156,320       $126,839        $189,603
                                           --------    --------       --------        --------

COSTS AND EXPENSES:
  Project personnel......................    67,617      81,575         61,459          87,582
  Other project expenses.................    26,091      25,347         19,777          26,996
  Management and administrative support..    31,682      42,473         36,884          44,615
  Goodwill amortization..................       920         225            221             402
  Restructuring and other charges........     3,775      17,489             --              --
  Incentive compensation.................     9,044       9,908          6,654           7,537
                                           --------    --------       --------        --------
                                            139,129     177,017        124,995         167,132
                                           --------    --------       --------        --------
OPERATING (LOSS) INCOME..................    (7,525)    (20,697)         1,844          22,471
                                           --------    --------       --------        --------
OTHER INCOME (EXPENSE):
  Net investment income..................     3,260       3,705          1,710           2,041
  Interest expense.......................       (14)       (139)           (13)            (21)
                                           --------    --------       --------        --------
                                              3,246       3,566          1,697           2,020
                                           --------    --------       --------        --------
(LOSS) INCOME FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES.........    (4,279)    (17,131)         3,541          24,491
INCOME TAX (BENEFIT) PROVISION...........    (1,617)     (5,553)         1,587          10,258
                                           --------    --------       --------        --------
(LOSS) INCOME FROM
  CONTINUING OPERATIONS..................    (2,662)    (11,578)         1,954          14,233

DISCONTINUED OPERATIONS:
  Income from discontinued
   operations (net of income taxes)......        --       5,133          2,521           6,787
  Loss on distribution of discontinued
   operations (net of income taxes)......        --      (6,789)            --              --
                                           --------    --------       --------        --------
(LOSS) INCOME FROM DISCONTINUED
  OPERATIONS (net of income taxes).......        --      (1,656)         2,521           6,787
                                           --------    --------       --------        --------
NET (LOSS) INCOME........................  $ (2,662)   $(13,234)      $  4,475        $ 21,020
                                           ========    ========       ========        ========

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

================================================================================

                          Technology Solutions Company

                     (In thousands, except per share data)

                                                             Seven Month
                                         For the              Transition
                                       Years Ended           Period Ended   For the Year
                                       December 31,          December 31,   Ended May 31,
                                  ---------------------      ------------   -------------
                                    2000          1999           1998            1998
                                    ----          ----           ----            ----
BASIC (LOSS) EARNINGS
  PER COMMON SHARE:

  CONTINUING OPERATIONS.........  $ (0.06)      $ (0.27)       $  0.05         $  0.37

  DISCONTINUED OPERATIONS.......       --         (0.04)          0.06            0.17
                                  -------       -------        -------         -------
NET (LOSS) EARNINGS
  PER COMMON SHARE..............  $ (0.06)      $ (0.31)       $  0.11         $  0.54
                                  =======       =======        =======         =======
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING.....   44,139        42,044         40,668          38,887
                                  =======       =======        =======         =======

DILUTED (LOSS) EARNINGS
  PER COMMON SHARE:

  CONTINUING OPERATIONS.........  $ (0.06)      $ (0.27)       $  0.04         $  0.33

  DISCONTINUED OPERATIONS.......       --         (0.04)          0.06            0.16
                                  -------       -------        -------         -------
NET (LOSS) EARNINGS
  PER COMMON SHARE..............  $ (0.06)      $ (0.31)       $  0.10         $  0.49
                                  =======       =======        =======         =======
WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING............   44,139        42,044         43,409          42,781
                                  =======       =======        =======         =======

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

================================================================================

                                                   Technology Solutions Company

                        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
          For the years ended December 31, 2000 and 1999, for the seven month transition period ended December 31, 1998 and for the year ended May 31, 1998 -- (In thousands, except share data)

                                                                                                Accumulated
                                          Common Stock Issued  Capital in                          Other
                                          -------------------  Excess of   Retained  Treasury  Comprehensive           Comprehensive
                                            Shares     Amount  Par Value   Earnings   Stock         Loss       Total       Income
                                          ----------   ------  ----------  --------  --------  -------------  -------- -------------
Balance as of May 31, 1997..............  40,282,454    $403     $61,824    $51,627  $(7,430)     $  (637)    $105,787     $15,072
                                                                                                                           =======
 Issuance of 2,429,116 treasury shares
  From exercise of stock options........      --         --       15,993       --      5,660         --         21,653
 Issuance of 269,347 treasury shares
  From employee stock purchase plan.....      --         --        3,070       --        625         --          3,695
 Change in net unrealized holding
  Loss on available-for-sale securities.      --         --         --         --       --            277          277     $   277
 Net income.............................      --         --         --       21,020     --           --         21,020      21,020
 Cumulative translation adjustment......      --         --         --         --       --           (891)        (891)       (891)
 Issuance of 105,841 treasury shares
  For business combinations.............      --         --        4,202       (184)     247         --          4,265
                                          ----------    ----     -------    -------  -------      -------     --------     -------
 Balance as of May 31, 1998.............  40,282,454     403      85,089     72,463     (898)      (1,251)     155,806     $20,406
                                                                                                                           =======
 Issuance of 779,161 common stock
  Shares and 401,575 treasury shares
  From exercise of stock options........     779,161       8       7,567       --      1,094         --          8,669
 Issuance of 181,271 common stock
  Shares from employee stock purchase
  Plan..................................     181,271       1       2,230       --       --           --          2,231
 Purchase of 296,300 treasury shares....      --         --         --         --     (2,842)        --         (2,842)
 Change in net unrealized holding
  loss on available-for-sale securities.      --         --         --         --       --             33           33     $    33
 Net income.............................      --         --         --        4,475     --           --          4,475       4,475
 Cumulative translation adjustment......      --         --         --         --       --           (127)        (127)       (127)
                                          ----------    ----     -------    -------  -------      -------     --------     -------
 Balance as of December 31, 1998........  41,242,886    $412     $94,886    $76,938  $(2,646)     $(1,345)    $168,245     $ 4,381
                                          ----------    ----     -------    -------  -------      -------     --------     =======

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

================================================================================

                                                   Technology Solutions Company

                        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                            (CONTINUED)
          For the years ended December 31, 2000 and 1999, for the seven month transition period ended December 31, 1998 and for the year ended May 31, 1998 -- (In thousands, except share data)

                                                                          Retained               Accumulated
                                        Common Stock Issued  Capital in   Earnings                  Other
                                        -------------------  Excess of  (Accumulated  Treasury  Comprehensive          Comprehensive
                                          Shares     Amount  Par Value    Deficit)      Stock       Loss        Total       Loss
                                        ----------   ------  ---------- ------------  --------  ------------- -------- -------------
Purchase of 480,000 treasury shares....     --        $ --    $   --      $   --       $(4,930)    $ --       $ (4,930)
Issuance of 1,258,702 common stock
 shares and 597,146 treasury shares
 from exercise of stock options........  1,258,702      13       8,814        --         5,990       --         14,817
Issuance of 353,137 common stock
 shares and 158,765 treasury shares
 from employee stock purchase plan.....    353,137       4       2,254        --         1,586       --          3,844
Issuance of 500,000 common stock
 shares to venture capital firms.......    500,000       5       4,501        --          --         --          4,506
Change in net unrealized holding
 loss on available-for-sale securities.     --          --        --          --          --        (122)         (122)   $   (122)
Net loss...............................     --          --        --       (13,234)       --         --        (13,234)    (13,234)
Cumulative translation adjustment......     --          --        --          --          --         485           485         485
                                        ----------    ----    --------    --------     -------     -----      --------    --------
Balance as of December 31, 1999........ 43,354,725     434     110,455      63,704        --        (982)      173,611    $(12,871)
                                                                                                                          ========
Purchase of 1,033,100 treasury shares..     --          --        --          --        (2,443)      --         (2,443)
Issuance of 1,003,067 common stock
 shares and 147,601 treasury shares
 from exercise of stock options........  1,003,067      10      10,860        --           340       --         11,210
Issuance of 207,723 common stock
 shares and 317,598 treasury shares
 from employee stock purchase plan.....    207,723       2       1,620        --           808       --          2,430
Change in net unrealized holding
 loss on available-for-sale securities.     --          --        --          --          --        (145)         (145)   $   (145)
Net loss...............................     --          --        --        (2,662)       --         --         (2,662)     (2,662)
eLoyalty dividend......................     --          --        --       (96,594)       --         --        (96,594)       --
Closure of Latin American operations...     --          --        --          --          --         843           843        --
Cumulative translation adjustment......     --          --        --          --          --         123           123         123
                                        ----------    ----    --------    --------     -------     -----      --------    --------
Balance as of December 31, 2000........ 44,565,515    $446    $122,935    $(35,552)    $(1,295)    $(161)     $ 86,373    $ (2,684)
                                        ==========    ====    ========    ========     =======     =====      ========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

================================================================================

                          Technology Solutions Company

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                         Seven Month
                                                                                         Transition
                                                                    For the Years       Period Ended    For the Year
                                                                  Ended December 31,    December 31,   Ended May 31,
                                                                 -------------------    ------------   -------------
                                                                   2000       1999          1998            1998
                                                                   ----       ----          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income...........................................  $ (2,662)  $(13,234)      $ 4,475        $ 21,020
   Restructuring and other charges.............................     3,775     17,489            --              --
   Adjustments to reconcile net (loss) income to net
     cash from operating activities:
      Depreciation and amortization............................     3,968     10,154        10,725           7,107
      Provisions for receivable valuation allowances and
        reserves for possible losses...........................     5,234      5,909         2,913           1,897
      Loss (gain) on sale of investments.......................         9       (102)           13             (43)
      Deferred income taxes....................................    (1,239)    (6,216)       (7,837)           (225)

      Changes in assets and liabilities:
        Receivables............................................   (15,366)    (5,786)          138         (28,031)
        Purchases of trading securities related to
          deferred compensation program........................      (425)    (1,003)       (2,928)         (6,724)
        Refundable income taxes................................     2,164         --            --              --
        Other current assets...................................     1,515      3,120           970             (95)
        Accounts payable.......................................    (1,866)       338         1,334             352
        Accrued compensation and related costs.................    (2,383)     5,125         4,187           3,914
        Deferred compensation..................................       425      1,003         2,928           6,724
        Restructuring and other accruals.......................    (9,095)    12,708            --              --
        Other current liabilities..............................    (2,513)    (4,238)        5,753          11,592
        Other assets...........................................       326      1,849          (502)         (4,369)
                                                                 --------   --------       -------        --------
          Net cash (used in) provided by operating activities..   (18,133)    27,116        22,169          13,119
                                                                 --------   --------       -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of available-for-sale securities...................        --     (1,500)       (1,725)        (10,250)
   Proceeds from available-for-sale securities.................     1,225      2,820         7,260           5,337
   Proceeds from held-to-maturity investments..................        --         --         1,200           6,910
   Capital expenditures........................................    (2,728)    (2,464)       (2,499)         (5,745)
   Net assets of acquired businesses and other assets..........        --     (4,166)       (8,618)        (10,741)
   Loan receivable and warrant.................................    (3,976)        --            --              --
   Additional cash contributed to eLoyalty Corporation.........   (20,000)        --            --              --
   Cash used by discontinued operations........................    (2,311)   (13,462)           --              --
                                                                 --------   --------       -------        --------
          Net cash used in investing activities................   (27,790)   (18,772)       (4,382)        (14,489)
                                                                 --------   --------       -------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options.....................     5,162      9,214         3,903           8,721
   Proceeds from employee stock purchase plan..................     2,409      3,844         2,231           3,688
   Purchase of treasury stock..................................    (2,443)    (4,930)       (2,842)             --
   Sale of common stock........................................        --      4,506            --              --
   Capitalized lease obligation................................        --         --           (79)             71
                                                                 --------   --------       -------        --------
       Net cash provided by financing activities...............     5,128     12,634         3,213          12,480
                                                                 --------   --------       -------        --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS........................................       367        551            15            (603)
                                                                 --------   --------       -------        --------
(DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS........................................   (40,428)    21,529        21,015          10,507
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.................    81,002     59,473        38,458          27,951
                                                                 --------   --------       -------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD.......................  $ 40,574   $ 81,002       $59,473        $ 38,458
                                                                 ========   ========       =======        ========

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


NOTE 1 -- THE COMPANY

TSC delivers business benefits through information technology (IT) consulting and systems integration services that help clients transform their businesses, their internal business processes and their relationships with customers, suppliers, distributors and employees and help these organizations realize the full benefits of information technology throughout the enterprise. The Company's clients generally are located throughout the United States and in Europe.

On February 15, 2000, TSC distributed the common stock of eLoyalty Corporation (eLoyalty) owned by the Company to the Company's stockholders (the Spin-Off). eLoyalty operated within the Company prior to the Spin-Off and is now a separate, publicly traded company (see Note 20). Accordingly the consolidated balance sheet as of December 31, 1999 and the consolidated statements of operations for the year ended December 31, 1999, the seven month transition period ended December 31, 1998 and for the fiscal year ended May 31, 1998 have been reclassified to report these operations as discontinued operations. The consolidated statements of cash flows for the year ended December 31, 1999, the seven month transition period ended December 31, 1998 and for the year ended May 31, 1998 have not been restated on a discontinued operations basis. There were no discontinued operations in the Company's results of operations for the year ended December 31, 2000, as the Company provided for the estimated net loss on distribution in its results of operations for year ended December 31, 1999.

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

MARKETABLE SECURITIES -- The Company's marketable securities primarily consist of preferred stocks and trading securities. The preferred stocks, all of which are classified as available-for-sale, are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a net after-tax amount in a separate component of stockholders' equity and comprehensive income until realized. The Company's investments related to the executive deferred compensation plan (see Note 10) are classified as trading securities, with unrealized gains and losses included in the Company's consolidated statements of operations. Realized gains or losses are determined on the specific identification method.

COMPUTERS, FURNITURE AND EQUIPMENT -- Computers, furniture and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives generally are five years or less. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the underlying lease term. Normal maintenance and repair costs are expensed as incurred. The costs and related accumulated depreciation or amortization of the assets sold or disposed of are removed from the balance sheet and resulting gain or loss is included in operations. The carrying value of computers, furniture and equipment is reviewed when ever events or circumstances indicate that impairment has occurred to assess recoverability based on undiscounted future cash flows.

GOODWILL -- Goodwill (the excess of cost over the fair market value of the net identifiable tangible and intangible assets of businesses acquired) is amortized on a straight-line basis, typically over a five-year period. Accumulated amortization of goodwill as of December 31, 2000 and 1999 was $1,073 and $153, respectively. The carrying value of goodwill is reviewed when ever events or circumstances indicate that impairment has occurred to assess recoverability based on undiscounted cash flows.

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

================================================================================

                          Technology Solutions Company

================================================================================


(LOSS) EARNINGS PER COMMON SHARE -- The Company discloses basic and diluted
(loss) earnings per share in the consolidated statements of operations under the provisions of SFAS No. 128, "Earnings Per Share." Diluted (loss) earnings per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during each period presented, plus the dilutive effect of common equivalent shares arising from the assumed exercise of stock options using the treasury stock method. For 2000 and 1999, common equivalent shares of 3,654,000 and 2,277,000, respectively were not included in the diluted loss per share calculation as they were antidilutive. Basic (loss) earnings per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during each period presented. All share and per share amounts have been adjusted to reflect all of the Company's prior stock splits as of December 31, 2000.

                                      Reconciliation of Basic and
                                  Diluted Earnings Per Share for the
                                     Seven Month Transition Period
                                        Ended December 31, 1998
                                 -------------------------------------
                                  Net          Shares       Per Common
                                 Income    (In thousands)      Share
                                 ------    --------------   ----------
Basic Earnings Per Share         $4,475        40,668          $0.11
                                                               =====
Effect of Stock Options            --           2,741
                                 ------        ------
Diluted Earnings Per Share       $4,475        43,409          $0.10
                                 ======        ======          =====

                                      Reconciliation of Basic and
                                  Diluted Earnings Per Share for the
                                    Fiscal Year Ended May 31, 1998
                                 -------------------------------------
                                  Net          Shares       Per Common
                                 Income    (In thousands)      Share
                                 -------   --------------   ----------
Basic Earnings Per Share         $21,020       38,887          $0.54
                                                               =====
Effect of Stock Options             --          3,894
                                 -------       ------
Diluted Earnings Per Share       $21,020       42,781          $0.49
                                 =======       ======          =====

FOREIGN CURRENCY TRANSLATION -- The functional currencies for the Company's foreign subsidiaries are their local currencies. All assets and liabilities of foreign subsidiaries are translated to U.S. dollars at end of period exchange rates. The resulting translation adjustments are recorded as a component of stockholders' equity and comprehensive income. Income and expense items are translated at average exchange rates prevailing during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in the consolidated statements of operations.

================================================================================

                          Technology Solutions Company

================================================================================


FAIR VALUE OF FINANCIAL INSTRUMENTS -- The carrying values of current assets, including marketable securities, and liabilities and long-term receivables approximated their fair values at December 31, 2000 and 1999, respectively.

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

NEW ACCOUNTING STANDARDS -- On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended is effective for TSC beginning January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company believes that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

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

EMPLOYEE BENEFIT PLAN -- The Company has a 401(K) Savings Plan (the "401(K) Plan"). The 401(K) Plan allows employees to contribute up to 15 percent of their annual compensation, subject to Internal Revenue Service statutory limitations. Company contributions to the 401(K) Plan are discretionary. The Company contributed $2,016, $2,301 and $1,806 to the 401(K) Plan in the years ended December 31, 2000 and 1999 and in fiscal 1998, respectively. There were no Company contributions during the seven month transition period ended December 31, 1998, although the Company accrued amounts during the seven month transition period for the contribution made during the year ended December 31, 1999.

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

================================================================================

                          Technology Solutions Company

================================================================================


RECLASSIFICATIONS -- Certain reclassifications have been made to prior periods to conform to the current period classification. These reclassifications had no impact on net (loss) income or shareholders' equity.

NOTE 3 -- ACQUISITIONS

The following acquisition is part of TSC's continuing operations.

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

On February 15, 2000, TSC successfully completed the Spin-Off. The following acquisition is part of the eLoyalty transaction and is not considered part of TSC's continuing operations.

In June 1997, the Company acquired The Bentley Company, Inc. (Bentley). Bentley specialized in business and operations consulting in the eLoyalty division of the Company's business. Total consideration aggregated $17.5 million, including cash of $12.0 million (which includes $4.8 million of earn-out payments), 44,303 shares of the Company's Common Stock and stock options. Goodwill of approximately $18.1 million resulted from the Bentley acquisition and was being amortized over five years.

These acquisitions have been accounted for under the purchase method and accordingly their results have been included in the Company's results since the date of acquisition.

================================================================================

                          Technology Solutions Company

================================================================================


NOTE 4 -- RECEIVABLES

Receivables consist of the following:

                                           December 31,   December 31,
                                           -------------  -------------
                                               2000           1999
                                               ----           ----
    Amounts billed to clients............     $36,287        $27,136
    Contracts in process.................         591            615
                                              -------        -------
                                               36,878         27,751
    Receivable valuation allowances and
     reserves for possible losses........      (3,713)        (3,715)
                                              -------        -------
                                              $33,165        $24,036
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

NOTE 5 -- MARKETABLE SECURITIES

Marketable securities are reported at fair value. The marketable securities consist of preferred stocks of $6,044, classified as available-for-sale and securities related to the Company's executive deferred compensation plan of $10,747 classified as trading securities (see Note 10). As of December 31, 2000 and 1999, the gross unrealized holding gain relative to the preferred stocks was $6 and $43 and the gross unrealized holding loss was $429 and $242, respectively, and are presented net and after-tax in a separate component of stockholders' equity and comprehensive income. The Company recognized gains of $626, $521, $134 and $129 based on the specific identification method in its statements of operations for the years ended December 31, 2000 and 1999, the seven month transition period ended December 31, 1998 and for the fiscal year ended May 31, 1998, respectively, related to the trading securities. Since the trading securities are related to the Company's executive deferred compensation plan, a corresponding charge to earnings is included in the statements of operations to recognize the Company's increased liability for the deferred compensation plan.

================================================================================

                          Technology Solutions Company

================================================================================


NOTE 6 -- COMPUTERS, FURNITURE AND EQUIPMENT

Computers, furniture and equipment consist of the following:

                                December 31,   December 31,
                                ------------   ------------
                                    2000            1999
                                  --------        --------
    Computers.................    $ 14,531        $ 13,183
    Furniture and equipment...       5,088           4,760
                                  --------        --------
                                    19,619          17,943
    Accumulated depreciation..     (16,099)        (13,827)
                                  --------        --------
                                  $  3,520        $  4,116
                                  ========        ========

Depreciation and amortization expense was $3,048, $3,305, $2,215 and $3,344 for the years ended December 31, 2000 and 1999, the seven month transition period ended December 31, 1998 and for the fiscal year ended May 31, 1998, respectively.

NOTE 7 -- LONG-TERM RECEIVABLES AND OTHER

Long-term receivables and other consist of the following:

                                   December 31,  December 31,
                                   ------------  ------------
                                       2000          1999
                                      ------        ------
    Customer receivable..........     $2,016        $2,016
    Employee receivables.........        108           116
    Loan receivable and warrant..      3,976            --
    Investments..................         --           450
    Other........................        338           206
                                      ------        ------
                                      $6,438        $2,788
                                      ======        ======

Capitalized software available for resale was fully amortized as of December 31, 1999. Amortization expense associated with capitalized software available for resale was $132, $4,158 and $364 for the year ended December 31, 1999, the seven month transition period ended December 31, 1998 and the fiscal year ended May 31, 1998, respectively. Included in the amortization expense for the seven month transition period ended December 31, 1998 was a charge to abandon an investment in an Internet-based commerce software tool of $3.3 million. The amounts capitalized for software costs were $139 and $4,249 for the seven month transition period ended December 31, 1998 and the fiscal year ended May 31, 1998, respectively. No amounts were capitalized during the years ended December 31, 2000 and 1999.

In connection with the loan receivable, on June 30, 2000 the Company paid $200 and received a warrant to purchase up to 94,563 shares of common stock from the borrower. The warrants will expire on June 30, 2008. Through December 31,
2000, changes in the fair value of this warrant

================================================================================
                                    Page 47

                          Technology Solutions Company

================================================================================


were presented as a separate component of stockholders' equity and comprehensive income. This warrant is considered a derivative under SFAS No. 133, "Accounting for Derivative instruments and Hedging Activities." As required under SFAS No. 133, the Company will report any changes in the fair value of the warrant in the statement of operations, beginning in the quarter ended March 31, 2001.

NOTE 8 -- INCOME TAXES

The (benefit) provision for income taxes consists of the following:

                                                Seven Month
                               For the          Transition
                             Years Ended       Period Ended    For the Year
                             December 31,      December 31,   Ended May 31,
                          ------------------   ------------   -------------
                            2000       1999        1998            1998
                          -------    -------     --------        -------
  Current:
    Federal............   $(2,464)   $(1,764)    $  8,923        $ 9,235
    State..............      (352)      (420)       1,972          2,238
    Foreign............     1,624        306        1,868          1,291
                          -------    -------     --------        -------
     Total current.....    (1,192)    (1,878)      12,763         12,764
                          -------    -------     --------        -------
  Deferred:
    Federal............    (1,514)      (986)      (6,712)          (843)
    State..............      (216)      (198)      (1,385)           (71)
    Foreign............     1,305     (2,491)      (3,079)        (1,592)
                          -------    -------     --------        -------
     Total deferred....      (425)    (3,675)     (11,176)        (2,506)
                          -------    -------     --------        -------
  (Benefit) provision
   for income taxes....   $(1,617)   $(5,553)    $  1,587        $10,258
                          =======    =======     ========        =======

================================================================================

                          Technology Solutions Company

================================================================================


Total income tax (benefit) provision differed from the amount computed by applying the federal statutory income tax rate to income from continuing operations due to the following:

                                                                     Seven Month
                                                    For the           Transition
                                                  Years Ended        Period Ended    For the Year
                                                 December 31,        December 31,    Ended May 31,
                                              -------------------    ------------    -------------
                                               2000        1999          1998             1998
                                              -------    --------    ------------    -------------
  Current:
  Federal tax (benefit)
     provision at statutory rate........      $(1,498)   $ (5,996)     $ 1,239         $  8,572
  State tax (benefit) provision,
     net of Federal benefit.............         (467)       (857)         257            1,242
  Effect of foreign tax rate
     differences........................           16         509            6               29
  Nontaxable investment income..........         (179)       (232)        (144)            (160)
  Nondeductible goodwill and
     other acquisition
     related charges....................          322         581           21               47
  Other.................................          189         442          208              528
                                              -------    --------      -------         --------
  Income tax (benefit) provision........      $(1,617)   $ (5,553)     $ 1,587         $ 10,258
                                              =======    ========      =======         ========

Total income tax was allocated as follows:

                                                                      Seven Month
                                                    For the            Transition
                                                  Years Ended         Period Ended    For the Year
                                                 December 31,         December 31,    Ended May 31,
                                              -------------------    -------------    -------------
                                               2000        1999           1998             1998
                                              -------    --------    -------------    -------------
(Loss) income from
   continuing operations................      $(1,617)   $ (5,553)      $ 1,587          $ 10,258
Items charged directly to
   stockholders' equity.................       (6,247)     (5,860)       (4,956)          (13,493)
                                              -------    --------       -------          --------
      Total income tax..................      $(7,864)   $(11,413)      $(3,369)         $ (3,235)
                                              =======    ========       =======          ========

================================================================================

                         Technology Solutions Company

================================================================================


Deferred tax assets and liabilities were comprised of the following:

                                               For the Years Ended December 31,
                                               --------------------------------
                                                        2000      1999
                                                      -------   -------
  Deferred tax assets:
    Deferred compensation and bonuses..............   $ 2,953   $ 4,129
    Net operating loss and credits.................     3,144     1,305
    Net operating loss resulting from exercise of
     former subsidiary stock options...............     7,254        --
    Receivable valuation allowances and reserves
     for possible losses...........................     1,254     1,736
    Legal and other accruals.......................     2,331     1,666
    Restructuring and other charges................       963     1,980
    Other..........................................       240       410
                                                      -------   -------
     Total deferred tax assets.....................    18,139    11,226
                                                      -------   -------
  Deferred tax liabilities:
    Prepaid expenses...............................      (490)     (882)
    Other..........................................        --      (375)
                                                      -------   -------
     Total deferred tax liabilities................      (490)   (1,257)
                                                      -------   -------
  Net deferred tax asset...........................   $17,649   $ 9,969
                                                      =======   =======

The Company has not provided a valuation allowance on its deferred tax assets as it is more likely than not that they will be fully utilized. The net operating loss expires in 2020. As discussed in Note 13, in connection with the eLoyalty Spin-Off, TSC option holders (excluding eLoyalty employees and directors who were not also directors of TSC) had each of their options granted prior to June 22, 1999 converted into one adjusted TSC option and one eLoyalty option. When a Company employee exercises an eLoyalty Corporation option, the employee may recognize taxable income (the Option Deduction). The Company obtained a ruling from the Internal Revenue Service (IRS) which provides that the Company is entitled to deduct the Option Deduction on its Federal Income Tax return. The net operating loss resulting from the exercise of former subsidiary stock options represents the future tax benefit attributable to this Option Deduction.

As part of the Spin-Off, the Company entered into a Tax Sharing and Disaffiliation Agreement (the Agreement) with eLoyalty Corporation. Under the terms of the Agreement, the Company agreed to reimburse eLoyalty for certain tax benefits attributable to this deduction when the actual tax benefit is realized by the Company. The long-term liability (deferred income taxes due to former subsidiary) of $6.2 million represents this amount.


================================================================================
                                    Page 50

                         Technology Solutions Company

================================================================================


(Loss) income before income taxes consisted of the following:

                                         Seven Month
                         For the          Transition
                       Years Ended       Period Ended   For the Year
                       December 31,      December 31,   Ended May 31,
                   --------------------  ------------  --------------
                      2000      1999         1998           1998
                    -------   --------      -------        -------
  United States..   $(1,382)  $ (9,854)     $ 7,134        $25,355
  Foreign........    (2,897)    (7,277)      (3,593)          (864)
                    -------   --------      -------        -------
  Total..........   $(4,279)  $(17,131)     $ 3,541        $24,491
                    =======   ========      =======        =======

Income taxes paid during the year ended December 31, 1999, the seven month transition period ended December 31, 1998 and for the fiscal year ended May 31, 1998 were $1,192, $6,907 and $1,864, respectively. No income taxes were paid during the year ended December 31, 2000.

NOTE 9 -- LINE OF CREDIT

The Company has a $10.0 million unsecured line of credit facility (the Facility) with Bank of America National Trust and Savings Association (Bank of America). The agreement expires December 31, 2001. At the Company's election, loans made under the Facility bear interest at either the Bank of America reference rate or the applicable Eurodollar interest rate plus 0.75 percent. The unused line fee is 0.125 percent of the unused portion of the commitment. The Facility requires, among other things, the Company to maintain certain financial ratios. As of December 31, 2000, the Company was in compliance with these financial ratio requirements. There was no borrowing under the line of credit during the year ended December 31, 2000. In connection with the Spin-Off, TSC provided a short-term guarantee for a $10.0 million revolving credit facility entered into by eLoyalty with Bank of America. TSC received a fee from eLoyalty. The guarantee terminated on December 30, 2000.

================================================================================
                                    Page 51

                         Technology Solutions Company

================================================================================


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

NOTE 11 -- EMPLOYEE STOCK PURCHASE PLAN

The Technology Solutions Company 1995 Employee Stock Purchase Plan (the "Stock Purchase Plan") qualifies as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. The Stock Purchase Plan is administered by the Compensation Committee of the Board of Directors. The Stock Purchase Plan permits eligible employees to purchase an aggregate of 3,687,500 shares of the Company's Common Stock.

Shares are purchased for the benefit of the participants at the end of each three month purchase period. The number of shares of the Company's Common Stock purchased under the Stock Purchase Plan during the years ended December 31, 2000 and 1999, the seven month transition period ended December 31, 1998 and for the fiscal year ended May 31, 1998 were 525,321, 511,902, 181,271 and 269,347, respectively. As of December 31, 2000, there were 1,932,640 shares available under the Stock Purchase Plan.

================================================================================
                                    Page 52

                         Technology Solutions Company

================================================================================


NOTE 12 -- CAPITAL STOCK

During the year ended December 31, 2000, the Company repurchased 1,033,100 shares of the Company's outstanding Common Stock for $2.4 million under a 3,000,000 share repurchase program announced in September 2000. As of December 31, 2000, 1,966,900 shares were available to be purchased under the share repurchase program.

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

================================================================================
                                    Page 53

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

The 1996 Plan and the Predecessor Plans authorize the grant of a variety of stock options and other awards if authorized by the Company's Board of Directors at prices not less than the fair market value at the date of grant. Options granted under the Predecessor Plans are generally exercisable beginning one year after the date of grant and are fully exercisable in three to four years from date of grant. Options granted under the 1996 Plan are generally exercisable beginning twelve months after date of grant and are fully exercisable within forty-two months from date of grant. There were 2,572,354 and 573,220 options available for grant as of December 31, 2000 and 1999, respectively.

At the time of the eLoyalty Spin-Off, TSC options were appropriately adjusted to reflect the impact of the Spin-Off. TSC option holders (excluding eLoyalty employees and directors who were not also directors of TSC) had each of their options granted prior to June 22, 1999 converted into one adjusted TSC option and one eLoyalty Corporation option. The original strike price of the TSC option was split into a strike price for (1) the adjusted TSC option and (2) the eLoyalty option based on the relative trading values of the two companies' common stock immediately after the Spin-Off. Immediately after the Spin-Off, TSC stock traded at 16.5278 percent of the combined value of one share of TSC stock and one share of eLoyalty stock. Accordingly, the strike price for the adjusted TSC option was set at 16.5278 percent of the original TSC option strike price and the eLoyalty option strike price was set at 83.4722 percent of the original TSC option strike price.

TSC option holders (excluding eLoyalty employees and directors who were not also directors of TSC) with options granted subsequent to June 21, 1999 did not receive any eLoyalty options in respect of post-June 22, 1999 TSC options, but such options were adjusted by reducing the strike price and increasing the number of shares subject thereto. The adjustments were calculated based

================================================================================
                                    Page 54

                         Technology Solutions Company

================================================================================


on the relative trading values of TSC and eLoyalty common stock immediately after the Spin-Off. The adjusted strike price was determined by multiplying the original strike price by 16.5278 percent. The adjusted number of shares subject to each such option was determined by dividing the original number of shares subject to the option by 16.5278 percent.

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

The option share and price information contained in this footnote has been adjusted for the effects of the February 15, 2000 Spin-Off.

The Company has elected to disclose the pro forma effects of SFAS No. 123, "Accounting for Stock-Based Compensation." As allowed under the provisions of this statement, the Company will continue to apply APB Opinion No. 25 and related interpretations in accounting for the stock options awarded under the Company's 1996 Plan. Accordingly, no compensation expense has been recognized for these stock options as their exercise prices were equal to the fair value of the underlying stock on the dates of grant. Had compensation expense for the Company stock option grants, including the option adjustments in connection with the Spin-Off, and Employee Stock Purchase Plan been determined consistent with SFAS No. 123, the Company's net (loss) income and (loss) earnings per share would have been (increased) reduced to the pro forma amounts indicated on the following page:

================================================================================
                                    Page 55

                         Technology Solutions Company

================================================================================


                                                               Seven Month
                                             For the            Transition
                                           Years Ended         Period Ended   For the Year
                                           December 31,        December 31,   Ended May 31,
                                       ------------------     -------------   -------------
                                         2000      1999           1998            1998
                                       -------   --------        -------         -------
Net (loss) income:
      As reported:
        Continuing Operations.......   $(2,662)  $(11,578)       $ 1,954         $14,233
        Discontinued Operations.....   $    --   $ (1,656)       $ 2,521         $ 6,787
                                       -------   --------        -------         -------
          Total.....................   $(2,662)  $(13,234)       $ 4,475         $21,020
                                       =======   ========        =======         =======
      Pro forma:
        Continuing Operations.......   $(3,841)  $(15,214)       $(1,609)        $ 8,966
        Discontinued Operations.....   $    --   $ (3,783)       $   490         $ 4,074
                                       -------   --------        -------         -------
          Total.....................   $(3,841)  $(18,997)       $(1,119)        $13,040
                                       =======   ========        =======         =======
Basic (loss) earnings per share:
      As reported:
        Continuing Operations.......   $ (0.06)  $  (0.27)       $  0.05         $  0.37
        Discontinued Operations.....   $    --   $  (0.04)       $  0.06         $  0.17
                                       -------   --------        -------         -------
          Total.....................   $ (0.06)  $  (0.31)       $  0.11         $  0.54
                                       =======   ========        =======         =======
      Pro forma:
        Continuing Operations.......   $ (0.09)  $  (0.36)       $ (0.04)        $  0.23
        Discontinued Operations.....   $    --   $  (0.09)       $  0.01         $  0.11
                                       -------   --------        -------         -------
          Total.....................   $ (0.09)  $  (0.45)       $ (0.03)        $  0.34
                                       =======   ========        =======         =======
Diluted (loss) earnings per share:
      As reported:
        Continuing Operations.......   $ (0.06)  $  (0.27)       $  0.04         $  0.33
        Discontinued Operations.....   $    --   $  (0.04)       $  0.06         $  0.16
                                       -------   --------        -------         -------
          Total.....................   $ (0.06)  $  (0.31)       $  0.10         $  0.49
                                       =======   ========        =======         =======
      Pro forma:
        Continuing Operations.......   $ (0.09)  $  (0.36)       $ (0.04)        $  0.21
        Discontinued Operations.....   $    --   $  (0.09)       $  0.01         $  0.09
                                       -------   --------        -------         -------
          Total.....................   $ (0.09)  $  (0.45)       $ (0.03)        $  0.30
                                       =======   ========        =======         =======

================================================================================
                                    Page 56

                         Technology Solutions Company

================================================================================


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                         Seven Month
                                       For the            Transition
                                     Years Ended         Period Ended    For the Year
                                     December 31,        December 31,   Ended May 31,
                               -----------------------  -------------  --------------
                                 2000         1999           1998            1998
                               --------    ----------     ----------      ----------
Expected volatility.......         50%     49.7%-54.2%    43.6%-49.8%     41.9%-44.1%
Risk-free interest rates..     5.6%-6.6%    4.6%-6.3%      4.1%-5.6%       5.3%-6.5%
Expected lives............     3.8 years    4.5 years      4.5 years       4.5 years

The Company has not paid and does not anticipate paying dividends; therefore, the expected dividend yield is assumed to be zero.

================================================================================
                                    Page 57

                         Technology Solutions Company

================================================================================


A summary of the status of the Company's option plans is presented below:

                                                                                          Seven Month
                                     For the Year Ended      For the Year Ended        Transition Period        For the Year Ended
                                        December 31,            December 31,           Ended December 31,            May 31,
                                   ----------------------   ----------------------   ----------------------   ----------------------
                                      2000        2000         1999        1999         1998        1998         1998        1998
                                   ----------   ---------   ----------   ---------   ----------   ---------   ----------   ---------
                                                Weighted-                Weighted-                Weighted-                Weighted-
                                                 Average                  Average                  Average                  Average
                                                Exercise                 Exercise                 Exercise                 Exercise
                                     Shares      Prices       Shares      Prices       Shares      Prices      Shares       Prices
                                   ----------   ---------   ----------   ---------   ----------   ---------   ----------   ---------
Outstanding at beginning of year    8,638,182     $ 1.47     9,483,316     $ 1.33     9,845,695     $ 1.27    10,157,024     $ 0.83
Granted                             3,024,579     $ 5.02     2,130,863     $ 1.76     1,349,922     $ 3.07     2,466,222     $ 3.02
Exercised                          (1,150,668)    $ 1.36    (1,855,848)    $ 0.82    (1,180,736)    $ 0.55    (2,429,116)    $ 3.12
Forfeited                          (2,502,889)    $ 2.78    (1,120,149)    $ 2.03      (531,565)    $ 2.29      (348,435)    $ 1.61
Forfeitures due to Spin-Off        (3,238,448)    $ 1.53            --                       --                       --
Adjustment due to Spin-Off          6,820,224     $  --             --                       --                       --
                                   ----------               ----------               ----------               ----------
Outstanding at end of year         11,590,980     $ 2.53     8,638,182     $ 1.47     9,483,316     $ 1.33     9,845,695     $ 1.27
                                   ==========               ==========               ==========               ==========
Exercisable at end of year          5,610,433     $ 1.56     5,508,918     $ 1.22     6,211,300     $ 0.94     4,815,339     $ 0.79
                                   ==========               ==========               ==========               ==========

================================================================================

                         Technology Solutions Company

================================================================================


Weighted-average grant date fair value of options granted during the year:

                                      Seven Month
               For the                 Transition              For the
             Years Ended              Period Ended            Year Ended
             December 31,             December 31,             May 31,
            --------------            ------------            ----------
            2000     1999                 1999                  1998
            -----    -----                -----                 -----
            $2.50    $0.84                $1.35                 $1.35

The following summarizes information about options outstanding as of December 31, 2000:

                            Options Outstanding             Options Exercisable
                    ------------------------------------   ---------------------
                                   Average     Weighted-               Weighted-
        Range of                  Remaining     Average                 Average
        Exercise                 Contractual    Exercise               Exercise
         Prices       Shares        Life        Prices      Shares      Prices
      -----------   ----------   -----------   ---------   ---------   ---------
      $0.01-$1.00    1,521,591     10 years      $0.42     1,521,591     $0.42
      $1.01-$1.50    4,676,964      9 years      $1.47     2,313,913     $1.47
      $1.51-$2.00    1,130,206      7 years      $1.70       857,797     $1.67
      $2.01-$3.00    1,023,600      9 years      $2.42       413,485     $2.60
      $3.01-$4.00      510,666      9 years      $3.49       289,421     $3.53
      $4.01-$5.00       97,000     10 years      $4.65            --     $  --
      $5.01-$6.00    2,174,003      9 years      $5.40       202,126     $5.30
      $6.01-$9.50      456,950      9 years      $7.58        12,100     $9.00
                    ----------                             ---------
                    11,590,980      9 years      $2.53     5,610,433     $1.56
                    ==========                             =========

================================================================================
                                    Page 59

                         Technology Solutions Company

================================================================================


NOTE 14 -- BUSINESS SEGMENTS

Prior to the Spin-Off of the eLoyalty division of TSC, the Company was organized into two business segments which each had its own business focus and service offering - Enterprise Solutions (E-Solutions) and eLoyalty. Each served the Company's customers in the U.S. and international markets. The E-Solutions business segment represents TSC's continuing operations and it has specialized expertise in helping organizations access the ability of their current systems to meet the changing and often increasing demands of business. E-Solutions is a recognized leader in packaged software implementation and integration, digital supply chain management, extended support, electronic learning and knowledge management. The eLoyalty division is not a part of TSC's continuing operations. eLoyalty is a global information technology services company focused on providing enterprise-wide solutions across all customer access channels, including the Internet. The Company evaluated the performance of its segments and allocated resources to them based partially on receivables. The receivable balances before allowance for doubtful receivables at December 31, 1999 were $27.8 million for E-Solutions and $46.1 million for eLoyalty.

Effective January 1, 2000, the Company began reporting its operations under three segments: Digital Enterprise Consulting (DEC); Knowledge Management (currently named Peer3); and applications service provider services (ASP+ or Extended Support). During the year ended December 31, 2000, the Company changed the structure of its internal organization and now the Extended Support segment is included in the DEC segment. The financial information stated below has been adjusted to reflect the change to the Company's current two reportable segments. TSC serves customers in U.S. and international markets. TSC believes that offering these complementary services allows the Company to serve clients in their information technology, eBusiness, change management and training needs. This structure also allows the Company's employees the flexibility and opportunity to grow and develop. The two areas work in an integrated manner that develops, shares and cross references methodologies, tools, project management plans, benchmark information, templates and best practices overall. The DEC segment provides information technology consulting and business consulting services that help clients in developing and implementing all aspects of their electronic business capabilities. The DEC segment includes TSC's Enterprise Operations, Digital Supply Chain Management, Extended Support and Customer Interaction Solutions practices. The Peer3 segment is focused on harnessing the intellectual capital of client companies.

There are no intersegment revenues. The Company currently evaluates the performance of its segments and allocates resources to them based on revenues and receivables.



================================================================================

                          Technology Solutions Company

================================================================================


The table below presents information about the reported revenues and receivables of TSC (in thousands).


For and as of the year
ended December 31, 2000          DEC      Peer3      Total
-----------------------       --------   -------   --------
Revenues                      $116,461   $15,143   $131,604
Receivables                   $ 31,917   $ 4,961   $ 36,878


For and as of the year
ended December 31, 1999         DEC       Peer3      Total
-----------------------       --------   -------   --------
Revenues                      $142,322   $13,998   $156,320
Receivables                   $ 23,425   $ 4,326   $ 27,751


For and as of the seven
month transition period
ended December 31, 1998         DEC       Peer3      Total
-----------------------       --------   -------   --------
Revenues                      $117,452   $ 9,387   $126,839
Receivables                   $ 43,100   $ 3,402   $ 46,502


For and as of the year
ended May 31, 1998              DEC       Peer3      Total
----------------------        --------   -------   --------
Revenues                      $179,886   $ 9,717   $189,603
Receivables                   $ 50,075   $ 1,687   $ 51,762

=============================================================

                         Technology Solutions Company

================================================================================


The following is revenue and long-lived asset information by geographic area (in thousands):

                                                   Net Assets of
For and as of the year      United     Foreign     Discontinued
ended December 31, 2000     States   Subsidiaries   Operations     Total
-------------------------  --------  ------------  -------------  --------
Revenues                   $124,430    $ 7,174        $    --     $131,604
Identifiable assets        $123,334    $ 4,304        $    --     $127,638

                                                   Net Assets of
For and as of the year      United     Foreign     Discontinued
ended December 31, 1999     States   Subsidiaries   Operations     Total
-------------------------  --------  ------------  -------------  --------
Revenues                   $147,377    $ 8,943        $    --     $156,320
Identifiable assets        $143,030    $ 4,996        $75,283     $223,309

For and as of the seven                            Net Assets of
month transition period     United     Foreign     Discontinued
ended December 31, 1998     States   Subsidiaries   Operations     Total
-------------------------  --------  ------------  -------------  --------
Revenues                   $121,385    $ 5,454        $    --     $126,839
Identifiable assets        $190,738    $28,361        $    --     $219,099

                                                   Net Assets of
For and as of the year      United     Foreign     Discontinued
ended May 31, 1998          States   Subsidiaries   Operations     Total
-------------------------  --------  ------------  -------------  --------
Revenues                   $180,890    $ 8,713        $    --     $189,603
Identifiable assets        $176,949    $20,199        $    --     $197,148

Foreign revenue is based on the country in which the legal subsidiary is domiciled. No single foreign country's revenue was material in any periods presented.

================================================================================
                                    Page 62

                          Technology Solutions Company

================================================================================


NOTE 15 -- MAJOR CLIENTS

The Company's five largest clients in the year ended December 31, 2000 accounted for eight percent, six percent, four percent, four percent and four percent of total revenues, respectively; during the year ended December 31, 1999 the five largest clients accounted for four percent, four percent, four percent, four percent and three percent of total revenues, respectively; during the seven month transition period ended December 31, 1998 the five largest clients accounted for five percent, five percent, three percent, three percent, and three percent of total revenues, respectively; during the year ended May 31, 1998, the five largest clients accounted for six percent, four percent, three percent, three percent, and three percent of total revenues, respectively. No client accounted for ten percent or more of revenues during any of the periods presented.

NOTE 16 -- COMMITMENTS AND CONTINGENCIES

The Company leases various office facilities under operating leases expiring at various dates through January 31, 2006. Additionally, the Company leases various property and office equipment under operating leases expiring at various dates. Rental expense for all operating leases approximated $4,876, $7,826, $7,927 and $9,789 for the years ended December 31, 2000 and 1999, for the seven month transition period ended December 31, 1998 and for the fiscal year ended May 31, 1998, respectively. Future minimum rental commitments under noncancelable operating leases with terms in excess of one year are as follows:

Calendar Year                Amount
-------------                ------
   2001....................  $3,053
   2002....................   2,454
   2003....................   1,535
   2004....................   1,064
   2005....................     433
   Thereafter..............       9
                             ------
                             $8,548
                             ======

Of the future minimum rental commitments, the Company has accrued as part of the restructuring charges as discussed in Note 20 for $647, $659, $670 and $399 for calendar years 2001, 2002, 2003 and 2004, respectively. The Company had no capital leases as of December 31, 2000 and 1999.

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

================================================================================

                          Technology Solutions Company

================================================================================


NOTE 18 -- COMPREHENSIVE (LOSS) INCOME

The Company's comprehensive income and related tax effects were as follows:

For the Year Ended                      Before-Tax   Tax (Expense)  Net-of-Tax
December 31, 2000                         Amount        Benefit       Amount
--------------------------------------  -----------  -------------  ----------
Change in unrealized holding loss on
   available-for-sale securities:
Unrealized holding losses arising
   during the period..................    $(233)          $82         $(151)
Less: adjustment for loss
   realized in net loss...............        9            (3)            6
                                          -----           ---         -----
Net unrealized loss...................     (224)           79          (145)
Cumulative translation adjustment.....      123            --           123
                                          -----           ---         -----
Other comprehensive loss..............    $(101)          $79         $ (22)
                                          =====           ===         =====

For the Year Ended                      Before-Tax       Tax        Net-of-Tax
December 31, 1999                         Amount       Benefit        Amount
--------------------------------------  ----------   ------------   ----------
Change in unrealized holding loss on
   available-for-sale securities:
Unrealized holding losses arising
   during the period..................    $ (86)          $30         $ (56)
Less: adjustment for gain
   realized in net loss...............     (102)           36           (66)
                                          -----           ---         -----
Net unrealized loss...................     (188)           66          (122)
Cumulative translation adjustment.....      485            --           485
                                          -----           ---         -----
Other comprehensive income............    $ 297           $66         $ 363
                                          =====           ===         =====

================================================================================

                          Technology Solutions Company

================================================================================

Seven Month Transition
Period Ended                             Before-Tax        Tax         Net-of-Tax
December 31, 1998                          Amount        Expense         Amount
------------------------------------     ----------      -------       ----------
Change in unrealized holding loss on
   available-for-sale securities:
Unrealized holding gains arising
   during the period................       $  38          $(14)          $  24
Less: adjustment for loss
   realized in net income...........          13            (4)              9
                                           -----          ----           -----
Net unrealized gain.................          51           (18)             33
Cumulative translation adjustment...        (127)            -            (127)
                                           -----          ----           -----
Other comprehensive loss............       $ (76)         $(18)          $ (94)
                                           =====          ====           =====

For the Year Ended                       Before-Tax    Tax (Expense)     Net-of-Tax
May  31, 1998                              Amount         Benefit          Amount
------------------------------------    -----------    -------------     ----------
Change in unrealized holding loss on
   available-for-sale securities:
Unrealized holding gains arising
   during the period................       $ 453          $(158)           $ 295
Less: adjustment for gain
   realized in net income...........         (27)             9              (18)
                                           -----          -----            -----
Net unrealized gain.................         426           (149)             277
Cumulative translation adjustment...        (891)            --             (891)
                                           -----          -----            -----
Other comprehensive loss............       $(465)         $(149)           $(614)
                                           =====          =====            =====

================================================================================

                          Technology Solutions Company

================================================================================


NOTE 19 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                March 31,     June 30,    September 30,     December 31,
Quarter Ended                   2000/(a)/       2000       2000/(b)/           2000
--------------------------      ---------     -------     -------------     ------------
Revenues                         $33,182      $36,254        $31,044          $31,124
Operating (loss) income          $(4,356)     $ 3,180        $(3,111)         $(3,238)
(Loss) income from
   continuing operations         $(1,941)     $ 2,291        $(1,517)         $(1,495)
Income from
   discontinued operations       $    --      $    --        $    --          $    --
Loss on distribution of
   discontinued operations       $    --      $    --        $    --          $    --
Net (loss) income                $(1,941)     $ 2,291        $(1,517)         $(1,495)
                                 =======      =======        =======          =======
Basic (loss) earnings per
   common share:
   Continuing operations         $ (0.04)     $  0.05        $ (0.03)         $ (0.03)
   Discontinued operations       $    --      $    --        $    --          $    --
                                 -------      -------        -------          -------
Net (loss) earnings
   per common share              $ (0.04)     $  0.05        $ (0.03)         $ (0.03)
                                 =======      =======        =======          =======
Diluted (loss) earnings per
   common share:
   Continuing operations         $ (0.04)     $  0.05        $ (0.03)         $ (0.03)
   Discontinued operations       $    --      $    --        $    --          $    --
                                 -------      -------        -------          -------
 Net (loss) earnings
    per common share             $ (0.04)     $  0.05        $ (0.03)         $ (0.03)
                                 =======      =======        =======          =======

----------------------
(a) Includes restructuring and other charges of $4.7 million.

(b) Includes restructuring and other credits of $0.9 million.

================================================================================

                          Technology Solutions Company

================================================================================

                                March 31,   June 30,   September 30,   December 31,
Quarter Ended                   1999/(c)/     1999         1999         1999/(d)/
-------------                  ----------   --------   -------------   ------------
Revenues                        $ 46,204     $43,777      $36,278        $ 30,061
Operating (loss) income         $(15,423)    $ 1,170      $   950        $ (7,394)
(Loss) income from
   continuing operations        $ (9,278)    $ 1,080      $   994        $ (4,374)
Income (loss) from
   discontinued operations      $  2,608     $ 2,839      $ 2,358        $ (2,672)
Loss on distribution of
   discontinued operations      $     --     $    --      $    --        $ (6,789)
Net (loss) income               $ (6,670)    $ 3,919      $ 3,352        $(13,835)
                                ========     =======      =======        ========
Basic (loss) earnings per
   common share:
   Continuing operations        $  (0.22)    $  0.02      $  0.03        $  (0.10)
   Discontinued operations      $   0.06     $  0.07      $  0.05        $  (0.22)
                                --------     -------      -------        --------
Net (loss) earnings
   per common share             $  (0.16)    $  0.09      $  0.08        $  (0.32)
                                ========     =======      =======        ========
Diluted (loss) earnings per
   common share:
   Continuing operations        $  (0.22)    $  0.02      $  0.03        $  (0.10)
   Discontinued operations      $   0.06     $  0.07      $  0.05        $  (0.22)
                                --------     -------      -------        --------
Net (loss) earnings
    per common share            $  (0.16)    $  0.09      $  0.08        $  (0.32)
                                ========     =======      =======        ========

-----------------
(c) Includes a restructuring charge of $10.5 million.

(d) Includes restructuring and other charges of $7.0 million.

================================================================================

                          Technology Solutions Company

================================================================================


NOTE 20 -- OTHER EVENTS

RESTRUCTURING AND OTHER CHARGES -- During the quarter ended March 31, 2000, the Company recorded a pre-tax charge of $4.7 million for the closure of its Latin American operations. During the quarter ended September 30, 2000, the Company collected $0.4 million of accounts receivables previously written-off and, as a result, the cumulative charge has been reduced to $4.3 million. As of December 31, 2000, the Company had used approximately $4.0 million of this charge for cash payments of $2.8 million related to severance costs for approximately 40 employees, lease terminations and professional fees and $1.6 million in asset write-offs, offset by the accounts receivables collections of $0.4 million. The remaining accrual balance of $0.3 million as of December 31, 2000 represents professional fees, tax charges and various other closure costs that are expected to be incurred by the second quarter of 2001.

During the quarter ended December 31, 1999, the Company recorded $7.0 million in restructuring and other charges associated with lease terminations of $3.0 million, former executive severance costs of $1.8 million, CourseNet Systems Inc. acquisition costs of $1.3 million and write-offs of other assets of $0.9 million. During the quarter ended September 30, 2000, the Company determined that a portion of the lease terminations became unnecessary due to changes in TSC office usage by TSC and eLoyalty and, as a result, the cumulative charge has been reduced by $0.4 million to $6.6 million. As of December 31, 2000, the Company had used $4.2 million of these restructuring and other charges as a result of cash payments of $1.8 million (paid during the quarter ended March 31, 2000) for executive severance costs and $2.4 million in asset and other write-offs. The remaining accrual balance of $2.4 million as of December 31, 2000 relates to amounts the Company is contractually obligated to pay through 2004 as a result of lease terminations.

In addition, on March 30, 1999, the Company announced that it was making a number of changes to its business operations and, as a result, the Company recorded a restructuring charge of $10.5 million associated with those changes and the severance of employees, primarily consulting personnel. During the quarter ended September 30, 2000, the Company determined that $0.1 million of this charge was overestimated and, as a result, the cumulative charge has been reduced to $10.4 million. The Company has used the full restructuring accrual of $10.4 million for cash payments of $8.8 million ($1.0 million paid during the year ended December 31, 2000) associated with the severance of approximately 270 employees and $1.6 million in asset write-offs and other costs.

================================================================================

                          Technology Solutions Company

================================================================================


SPIN-OFF -- On February 15, 2000 TSC completed the Spin-Off. The total net assets contributed to eLoyalty at the Spin-Off was $96.6 million which consisted of current assets of $104.4 million, non-current assets of $18.7 million, current liabilities of $28.0 million and accumulated other comprehensive loss of $1.5 million. Operating results from eLoyalty prior to the Spin-Off were as follows:

                                                Seven Month
                                 For the         Transition
                               Year Ended       Period Ended      For the Year
                              December 31,      December 31,      Ended May 31,
                              ------------      ------------      -------------
                                  1999              1998              1998
                                  ----              ----              ----
Revenues....................    $140,465          $62,600            $82,272
                                --------          -------            -------
Income before income taxes..    $ 12,954          $ 5,042            $11,891
Income tax provision........       7,821            2,521              5,104
                                --------          -------            -------
Income from
   discontinued operations..       5,133            2,521              6,787
Loss on distribution of
   discontinued operations
   before income taxes......      (7,336)              --                 --
Income tax benefit..........        (547)              --                 --
                                --------          -------            -------
Loss on distribution of
   discontinued operations..      (6,789)              --                 --
                                --------          -------            -------
Total (loss) income from
   discontinued operations..    $ (1,656)         $ 2,521            $ 6,787
                                ========          =======            =======

================================================================================

                          Technology Solutions Company

================================================================================


The $6.8 million loss on distribution of discontinued operations represents fees and other costs related to the eLoyalty transaction and the net loss incurred by eLoyalty from January 1, 2000 through February 15, 2000. The net assets of discontinued operations of $74.5 million as of December 31, 1999 consists of current assets of $77.9 million, non-current assets of $18.7 million, current liabilities of $22.9 million and accumulated other comprehensive loss of $0.8 million.

In addition in connection with the Spin-Off, on February 15, 2000, Technology Crossover Ventures and Sutter Hill Ventures purchased from eLoyalty Corporation
2.5 million common shares for $8.4 million. TSC also provided a short-term guarantee for a $10.0 million revolving credit facility entered into by eLoyalty with Bank of America National Trust and Savings Association. TSC received a fee from eLoyalty. The guarantee terminated on December 30, 2000.

At the time of the Spin-Off, TSC and eLoyalty entered into a Shared Services Agreement pursuant to which TSC provided to eLoyalty certain administrative services, such as, internal systems, accounting, resources management and benefits. The Company has charged $3.8 million of these services during the year ended December 31, 2000.

================================================================================

                          Technology Solutions Company

================================================================================


                Schedule II - Valuation and Qualifying Accounts

   For the Years Ended December 31, 2000 and 1999, the Seven Month Transition
       Period Ended December 31, 1998 and for the Year Ended May 31, 1998
                                 (In thousands)


                              Balance at     Net Assets of                                 Balance at
      Description of          beginning       Discontinued                                   end of
  Allowance and Reserves       of year         Operations       Additions     Deductions      year
------------------------      ----------     -------------      ---------     ----------   ----------
May 31, 1998
------------
Valuation allowances
  and receivable reserves
  for potential losses          $3,346          $    --          $1,897        $(1,997)      $3,246
                                ======          =======          ======        =======       ======
December 31, 1998
-----------------
Valuation allowances
  and receivable reserves
  for potential losses          $3,246          $    --          $2,913        $(1,314)      $4,845
                                ======          =======          ======        =======       ======
December 31, 1999
-----------------
Valuation allowances
  and receivable reserves
  for potential losses          $4,845          $(2,084)         $5,909        $(4,955)      $3,715
                                ======          =======          ======        =======       ======
December 31, 2000
-----------------
Valuation allowances
  and receivable reserves
  for potential losses          $3,715          $    --          $5,234        $(5,236)      $3,713
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

Exhibit #                        Description of Document
--------- ----------------------------------------------------------------------
2.1       Reorganization Agreement with eLoyalty Corporation, filed as Exhibit
          2.1 to TSC's Annual Report on Form 10-K for the year ended December
          31, 1999, is hereby incorporated by reference.

3(i) Restated Certificate of Incorporation of Technology Solutions Company, filed as Exhibit 3(i) to TSC's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998, is hereby incorporated by reference.

3(ii) Bylaws of TSC, as amended, filed as Exhibit 3 to TSC's Current Report on Form 8-K dated November 22, 1998, is hereby incorporated by reference.

4.1       Certificate of Designation of Series A Junior Participating Preferred
          Stock, filed as Exhibit 4.1 to TSC's Annual Report on Form 10-K for the year ended December 31, 1999, is hereby incorporated by reference.

4.2 Rights Agreement with ChaseMellon Shareholder Services, L.L.C., filed as exhibit 4 to TSC's Current Report on Form 8-K dated October 29,
          1998, is hereby incorporated by reference.

4.3       First Amendment to Rights agreement with ChaseMellon Shareholder
          Services, L.L.C., filed as Exhibit 4.3 to TSC's Annual Report on Form
          10-K for the year ended December 31, 1999, is hereby incorporated by reference.

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

                          Technology Solutions Company

================================================================================


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

Item 14(a)(3) Exhibits (Continued)
----------------------------------

10.12     Separation Agreement and Limited Mutual Release from Employment
          Agreement with John T. Kohler, filed as Exhibit 10.12 to TSC's Annual
          Report on Form 10-K for the year ended December 31, 1999, is hereby incorporated by reference.

10.13     Letter agreement with Jack N. Hayden, filed as Exhibit 10.13 to TSC's
          Annual Report on Form 10-K for the year ended December 31, 1999, is hereby incorporated by reference.

10.14     Employment Agreement Amendment with Jack N. Hayden, filed as Exhibit
          10.14 to TSC's Annual Report on Form 10-K for the year ended December
          31, 1999, is hereby incorporated by reference.

10.15     Employment Agreement Amendment with Paul R. Peterson, filed as Exhibit
          10.15 to TSC's Annual Report on Form 10-K for the year ended December
          31, 1999, is hereby incorporated by reference.

10.16     Employment Agreement with Timothy P. Dimond, filed as Exhibit 10.16 to
          TSC's Annual Report on Form 10-K for the year ended December 31, 1999, is hereby incorporated by reference.

10.17     Employment Agreement Amendment with Timothy P. Dimond, filed as
          Exhibit 10.17 to TSC's Annual Report on Form 10-K for the year ended
          December 31, 1999, is hereby incorporated by reference.

10.18     Shared Services Agreement with eLoyalty Corporation, filed as Exhibit
          10.18 to TSC's Annual Report on Form 10-K for the year ended December
          31, 1999, is hereby incorporated by reference.

10.19*    Employment Agreement with Laurence P. Birch.

10.20*    Separation Agreement with Timothy P. Dimond.

================================================================================

                          Technology Solutions Company

================================================================================


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

Item 14(a)(3) Exhibits (Continued)
----------------------------------

21*       Subsidiaries of the Company.

23*       Consent of PricewaterhouseCoopers LLP.


Exhibits 10.01 through 10.17 listed above are the management contracts and compensatory plans or arrangements required to be filed as exhibits hereto pursuant to the requirements of Item 601 of Regulation S-K.

Item 14(b)   Reports on Form 8-K
--------------------------------

During the quarter ended December 31, 2000, the Company did not file any reports on Form 8-K.

______________
*Filed herewith

================================================================================

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March 2001.

TECHNOLOGY SOLUTIONS COMPANY




By:  /s/ LAURENCE P. BIRCH
     -----------------------
        Laurence P. Birch
     Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the date indicated.


          Signature
          ---------


/s/  WILLIAM H. WALTRIP         (March 22, 2001)    Chairman,
------------------------------------------------    Officer and Director
     William H. Waltrip


/s/  JACK N. HAYDEN             (March 22, 2001)    President, Chief Executive
------------------------------------------------    Officer and Director
     Jack N. Hayden


/s/  LAURENCE P. BIRCH          (March 22, 2001)    Chief Financial Officer and
------------------------------------------------    Principal Accounting Officer
     Laurence P. Birch


/s/  RAYMOND P. CALDIERO        (March 22, 2001)    Director
------------------------------------------------
     Raymond P. Caldiero


/s/  STEPHEN B. ORESMAN         (March 22, 2001)    Director
-----------------------------------------------
     Stephen B. Oresman


/s/  MICHAEL R. ZUCCHINI        (March 22, 2001)    Director
-----------------------------------------------
     Michael R. Zucchini



(Being the principal executive officers, the principal financial and accounting officers and a majority of the directors of Technology Solutions Company).

================================================================================
                                    Page 77