Form 10-Q
period 2001-03-31
TECHNOLOGY SOLUTIONS COMPANY
filed 2001-05-11
CIK 877645

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                               ----------------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 2001

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

As of May 4, 2001, there were outstanding 44,598,163 shares of TSC Common Stock, par value $.01.

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

ITEM 1. FINANCIAL STATEMENTS

  Consolidated Balance Sheets as of
    March 31, 2001 and December 31, 2000.......................................3

  Consolidated Statements of Operations
    for the Three Months Ended
    March 31, 2001 and 2000....................................................4

  Consolidated Statements of Cash Flows
    for the Three Months Ended March 31, 2001 and 2000.........................5

  Notes to Consolidated Financial Statements...................................6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................12

                                    Part II

OTHER INFORMATION

   Item 6.....................................................................16

SIGNATURES....................................................................17

================================================================================

                         PART I. FINANCIAL INFORMATION

================================================================================

ITEM 1. Financial Statements

                         TECHNOLOGY SOLUTIONS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                         ASSETS
                         ------
                                                           March 31,      December 31,
                                                             2001             2000
                                                            ------           ------
                                                          (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents.............................    $ 35,914        $ 40,574
  Marketable securities.................................      16,311          16,791
  Receivables, less allowance for doubtful receivables
   of $3,711 and $3,713.................................      36,881          33,165
  Deferred income taxes.................................      10,258          10,211
  Refundable income taxes...............................       3,058           3,241
  Other current assets..................................       2,935           2,734
                                                            --------        --------
    Total current assets................................     105,357         106,716

COMPUTERS, FURNITURE AND EQUIPMENT, NET.................       3,460           3,520
GOODWILL................................................       3,296           3,526
DEFERRED INCOME TAXES...................................       7,445           7,438
LONG-TERM RECEIVABLES AND OTHER.........................       6,124           6,438
                                                            --------        --------
    Total assets........................................    $125,682        $127,638
                                                            ========        ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

CURRENT LIABILITIES:
  Accounts payable......................................    $  2,209        $  1,116
  Accrued compensation and related costs................      12,420          16,043
  Deferred compensation.................................      11,244          10,747
  Restructuring and other accruals......................       1,166           2,687
  Other current liabilities.............................       4,624           4,428
                                                            --------        --------
    Total current liabilities...........................      31,663          35,021
DEFERRED INCOME TAXES DUE TO FORMER SUBSIDIARY..........       6,204           6,244
COMMITMENTS AND CONTINGENCIES...........................          --              --
                                                            --------        --------
  Total liabilities.....................................      37,867          41,265
                                                            --------        --------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; shares authorized--
   10,000,000; none issued..............................          --              --
  Common stock, $.01 par value; shares authorized--
   100,000,000; shares issued--44,565,515...............         446             446
  Capital in excess of par value........................     122,760         122,935
  Accumulated deficit...................................     (34,811)        (35,552)
  Treasury stock, at cost, 214,170 and 567,901 shares...        (483)         (1,295)
  Accumulated other comprehensive (loss) income:
    Unrealized holding loss, net........................        (233)           (276)
    Cumulative translation adjustment...................         136             115
                                                            --------        --------
     Total stockholders' equity.........................      87,815          86,373
                                                            --------        --------
     Total liabilities and stockholders' equity.........    $125,682        $127,638
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

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                  For the
                                                             Three Months Ended
                                                                 March 31,
                                                             ------------------
                                                              2001       2000
                                                             -------    -------
                                                                 (unaudited)
REVENUES...................................................  $34,086    $33,182
                                                             -------    -------

COSTS AND EXPENSES:
 Project personnel.........................................   18,151     16,113
 Other project expenses....................................    5,139      5,154
 Management and administrative support.....................    9,292      9,227
 Goodwill amortization.....................................      230        230
 Restructuring and other (credits) charges.................   (1,488)     4,701
 Incentive compensation....................................    2,065      2,113
                                                             -------    -------
                                                              33,389     37,538
                                                             -------    -------
OPERATING INCOME (LOSS)....................................      697     (4,356)
                                                             -------    -------

OTHER INCOME (EXPENSE):
 Net investment income.....................................      541      1,124
 Interest expense..........................................      --          (8)
                                                             -------    -------
                                                                 541      1,116
                                                             -------    -------

INCOME (LOSS) BEFORE INCOME TAXES..........................    1,238     (3,240)

INCOME TAX PROVISION (BENEFIT).............................      497     (1,299)
                                                             -------    -------

NET INCOME (LOSS)..........................................  $   741    $(1,941)
                                                             =======    =======

BASIC NET EARNINGS (LOSS) PER COMMON SHARE.................  $  0.02    $ (0.04)
                                                             =======    =======

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.......   44,087     43,803
                                                             =======    =======

DILUTED NET EARNINGS (LOSS) PER COMMON SHARE...............  $  0.02    $ (0.04)
                                                             =======    =======

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING........................................   46,328     43,803
                                                             =======    =======

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

================================================================================
                                    Page 4

                         TECHNOLOGY SOLUTIONS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                For the
                                                           Three Months Ended
                                                               March 31,
                                                           -------------------
                                                            2001        2000
                                                           -------    --------
                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)......................................  $   741    $ (1,941)
  Restructuring and other (credits) charges..............   (1,488)      4,701
  Adjustments to reconcile net income (loss) to net cash
   from operating activities:
    Depreciation and amortization........................      646       1,330
    Provisions for receivable valuation allowances and
     reserves for possible losses........................       --         323
    Deferred income taxes................................      (43)        402

    Changes in assets and liabilities:
      Receivables........................................   (3,717)     (2,305)
      Purchases of trading securities related to deferred
       compensation program..............................     (498)     (1,777)
      Refundable income taxes............................      183      (1,879)
      Other current assets...............................     (155)     (6,408)
      Accounts payable...................................    1,092      (1,004)
      Accrued compensation and related costs.............   (3,623)     (7,229)
      Deferred compensation..............................      498       1,777
      Restructuring and other accruals...................      (33)     (7,097)
      Other current liabilities..........................      197      (1,456)
      Other assets.......................................      315        (300)
                                                           -------    --------
        Net cash used in operating activities............   (5,885)    (22,863)
                                                           -------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from available-for-sale securities............    1,000         500
  Capital expenditures...................................     (356)       (611)
  Additional cash contributed to eLoyalty Corporation....       --     (20,000)
  Cash used by discontinued operations...................       --        (901)
                                                           -------    --------
        Net cash provided by (used in) investing
         activities......................................      644     (21,012)
                                                           -------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options................      267       4,481
  Proceeds from employee stock purchase plan.............      329       1,265
  Purchase of treasury stock.............................      (36)         --
                                                           -------    --------
        Net cash provided by financing activities........      560       5,746
                                                           -------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
 CASH EQUIVALENTS........................................       21         258
                                                           -------    --------

DECREASE IN CASH AND CASH EQUIVALENTS....................   (4,660)    (37,871)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........   40,574      81,002
                                                           -------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD.................  $35,914    $ 43,131
                                                           =======    ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Unaudited)
================================================================================

NOTE 1--BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Technology Solutions Company and its subsidiaries (TSC or the Company). The consolidated balance sheet as of March 31, 2001, the consolidated statements of operations for the three months ended March 31, 2001 and 2000 and the consolidated statements of cash flows for the three months ended March 31, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2001 and for all periods presented. All adjustments made, except those related to restructuring and other charges, have been of a normal and recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the United States Securities and Exchange Commission (SEC) on March 22, 2001.

NOTE 2--THE COMPANY

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

On February 15, 2000, TSC distributed the common stock of eLoyalty Corporation (eLoyalty) owned by the Company to the Company's stockholders (the Spin-Off). eLoyalty operated within the Company prior to the Spin-Off and is now a separate, publicly traded company (see Note 9). There were no discontinued operations in the Company's results of operations for the quarter ended March 31, 2000, as the Company provided for the estimated loss on distribution in its results of operations for the year ended December 31, 1999.

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Unaudited)
                                  (Continued)
================================================================================

NOTE 3--STOCK OPTIONS

As of March 31, 2001, options to purchase 12.0 million shares of common stock were outstanding and options to purchase an additional 2.0 million shares of common stock were available for grant under the Technology Solutions Company 1996 Stock Incentive Plan.

NOTE 4--CAPITAL STOCK

In September 2000, the Company announced its plan to repurchase up to 3,000,000 shares of its outstanding common stock (the Repurchase Program). During the quarter ended March 31, 2001, the Company repurchased 21,000 common shares under the Repurchase Program for an aggregate purchase price of $36,105. As of March 31, 2001, the Company was authorized to purchase up to 1,945,900 common shares under the Repurchase Program.

NOTE 5--EARNINGS (LOSS) PER COMMON SHARE

The Company discloses basic and diluted earnings (loss) per share in the consolidated statements of operations under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Earnings
(loss) per common share assuming dilution is computed by dividing net earnings
(loss) by the weighted average number of common shares outstanding during each period presented, plus the dilutive effect of common equivalent shares arising from the assumed exercise of stock options using the treasury stock method. Common equivalent shares of 4,461,000 were not included in the diluted loss per share calculation as they were antidilutive for the three months ended March 31, 2000. Earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period presented.

   Reconciliation of Basic and Diluted Earnings (Loss) Per Share for the Three Months Ended
-----------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                   March 31, 2001                       March  31, 2000
                          ---------------------------------     -------------------------------
                                     (unaudited)                          (unaudited)
                                                      Per                                  Per
                               Net                  Common         Net                   Common
                             Income      Shares      Share        Loss       Shares       Share
                             ------     -------     -------     --------    --------     ------
Basic Earnings
(Loss) Per Share              $741       44,087      $0.02       $(1,941)     43,803     $(0.04)
                                                     =====                               ======
Effect of Stock Options         --        2,241                       --          --
                              ----       ------                  -------      ------

Diluted Earnings
(Loss) Per Share              $741       46,328      $0.02        $(1,941)     43,803     $(0.04)
                              ====       ======      =====        =======      ======     ======

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Unaudited)
                                  (Continued)
================================================================================

NOTE 6--COMPREHENSIVE INCOME (LOSS)

The Company's comprehensive income (loss) was as follows:

                                                     For the Three Months Ended
(In thousands)                                               March 31,
                                                    ---------------------------
                                                     2001                 2000
                                                    ------              -------
Net Income (Loss).................................   $741               $(1,941)
Other Comprehensive Income (Loss):
   Net Unrealized Holding Income (Losses) on
     Available-for-Sale Securities, net of tax....     43                   (31)
   Translation Adjustment.........................     21                    13
                                                     ----               -------
   Other Comprehensive Income (Loss)..............     64                   (18)
                                                     ----               -------
Total Comprehensive Income (Loss).................   $805               $(1,959)
                                                     ====               =======

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Unaudited)
                                  (Continued)
================================================================================

NOTE 7--BUSINESS SEGMENTS

TSC is organized into two business segments, Digital Enterprise Consulting (DEC) and Peer3. The DEC segment provides information technology consulting and business consulting services that help clients in developing and implementing all aspects of their electronic business capabilities. The DEC segment includes TSC's Enterprise Management, Digital Supply Chain Management and Extended Support Services practices. The Peer3 segment is focused on harnessing the intellectual capital of client companies. TSC believes that offering these complementary services allows the Company to serve clients in their information technology, eBusiness, change management and training needs. This structure also allows the Company's employees the flexibility and opportunity to grow and develop. The two areas work in an integrated manner that develops, shares and cross references methodologies, tools, project management plans, benchmark information, templates and best practices overall.

There are no intersegment revenues. The Company currently evaluates the performance of its segments and allocates resources to them based on revenues and receivables.

The table below presents information about the reported revenues and receivables of TSC (in thousands) for the three months ended March 31, 2001 and 2000.


For and as of the three
months ended
March 31, 2001               DEC    Peer3    Total
--------------             -------  ------  -------
Revenues                   $31,072  $3,014  $34,086
Receivables                $36,933  $3,659  $40,592

For and as of the three
months ended
March 31, 2000               DEC    Peer3    Total
--------------             -------  ------  -------
Revenues                   $29,540  $3,642  $33,182
Receivables                $24,042  $3,736  $27,778

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Unaudited)
                                  (Continued)
================================================================================

The following is revenue and long-lived asset information by geographic area (in thousands):


For and as of the three
months ended                United     Foreign
March 31, 2001              States   Subsidiaries   Total
--------------             --------  ------------  --------
Revenues                   $ 31,789      $2,297    $ 34,086
Identifiable assets        $119,909      $5,773    $125,682

For and as of the three
months ended                United     Foreign
March 31, 2000              States   Subsidiaries   Total
--------------             --------  ------------  --------
Revenues                   $ 30,961      $2,221    $ 33,182
Identifiable assets        $122,565      $1,633    $124,198

Foreign revenue is based on the country in which the legal subsidiary is domiciled. No single foreign country's revenue was material to the consolidated revenues of the Company.


NOTE 8--DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During the quarter ended March 31, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of SFAS No. 133 had no material impact on the Company's results of operations or its financial position.

On June 30, 2000 the Company paid $200,000 and received a warrant to purchase up to 94,563 shares of common stock. This warrant was issued in connection with a loan (included in Long-Term Receivables and Other) and will expire on June 30, 2008. This warrant is considered a derivative under SFAS No. 133.

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Unaudited)
                                  (Continued)
================================================================================

NOTE 9--OTHER EVENTS

RESTRUCTURING AND OTHER CHARGES--During the quarter ended March 31, 2000, the Company recorded a pre-tax charge of $4.7 million for the closure of its Latin American operations. During the quarter ended September 30, 2000, the Company collected $0.4 million of accounts receivables previously written-off and, as a result, the cumulative charge has been reduced to $4.3 million. As of March 31, 2001, the Company had used approximately $4.0 million of this charge for cash payments of $2.8 million related to severance costs for approximately 40 employees, lease terminations and professional fees (paid during the year ended December 31, 2000) and $1.6 million in asset write-offs, offset by the accounts receivables collections of $0.4 million. The remaining accrual balance of $0.3 million as of March 31, 2001 represents professional fees, tax charges and various other closure costs that are expected to be incurred by the end of the second quarter of 2001.

During the quarter ended December 31, 1999, the Company recorded $7.0 million in restructuring and other charges associated with lease terminations of $3.0 million, former executive severance costs of $1.8 million, CourseNet Systems, Inc. acquisition costs of $1.3 million and write-offs of other assets of $0.9 million. The Company determined that a portion of the lease terminations became unnecessary due to changes in TSC office usage by TSC and eLoyalty and has also determined that the actual costs for these lease terminations will be less than previously anticipated and, as a result, the cumulative charge was reduced by $0.4 million to $6.6 million during the quarter ended September 30, 2000 and by $1.5 million to $5.1 million during the quarter ended March 31, 2001. As of March 31, 2001, the Company had used $4.2 million of these restructuring and other charges as a result of cash payments of $1.8 million (paid during the quarter ended March 31, 2000) for executive severance costs and $2.4 million in asset and other write-offs. The remaining accrual balance of $0.9 million as of March 31, 2001 relates to amounts that the Company is contractually obligated to pay through 2004 as a result of lease terminations.

SPIN-OFF--On February 15, 2000 TSC successfully completed the Spin-Off. The total net assets contributed to eLoyalty at the Spin-Off was $96.6 million which consisted of current assets of $104.4 million, non-current assets of $18.7 million, current liabilities of $28.0 million and other comprehensive loss of $1.5 million.

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared with Three Months Ended March 31,
2000

On February 15, 2000 TSC completed the Spin-Off. For the quarter ended March 31, 2000, there were no discontinued operations reported for the Spin-Off in the Company's results of operations, as the Company provided for the net loss on distribution in its results of operations for the year ended December 31, 1999.

Consolidated net revenues for the quarter ended March 31, 2001 increased 3 percent to $34.1 million compared with $33.2 million for the same period in the prior year. This increase was primarily due to the growth of certain areas within the Digital Enterprise Consulting (DEC) segment, as well as an increase in average billing rates, offset by a decrease in revenues from the Peer3 segment.

Project personnel costs, which represent mainly professional salaries and benefits, increased to $18.2 million for the quarter ended March 31, 2001 from $16.1 million for the same period in the prior year, an increase of 13 percent. The increase was mainly due to an increase in professional headcount during the quarter ended March 31, 2001. Project personnel costs as a percentage of net revenues increased to 53 percent for the quarter ended March 31, 2001 from 49 percent for the same period in the prior year due to lower staff utilization.

Other project expenses consist of nonbillable expenses directly incurred for client projects and business development. These expenses include recruiting fees, sales and marketing expenses, personnel training, software development costs and provisions for receivable valuation allowances. Other project expenses remained virtually unchanged at approximately $5.1 million for the quarter ended March 31, 2001 compared to the same period in the prior year. Changes in other project expenses consisted of the following: an increase in hiring costs of $0.7 million as a result of increased headcount, a decrease in travel costs of $0.7 million as a result of the Company implementing more effective cost controls, a decrease in the provision for receivable valuation allowances of $0.3 million and an increase in various other costs of $0.3 million including business development and communication costs. Other project expenses as a percentage of net revenues decreased slightly to 15 percent for the quarter ended March 31, 2001 from 16 percent for the same period in the prior year.

Management and administrative support costs increased to $9.3 million for the quarter ended March 31, 2001 from $9.2 million for the same period in the prior year. This increase included an increase in infrastructure costs of $0.3 million offset by a decrease in practice area management and administrative costs of $0.2 million. As a result of the Spin-Off, TSC and eLoyalty entered into a Shared Services Agreement pursuant to which TSC provided to eLoyalty certain administrative services. The Company charged these services to eLoyalty and as a result a credit of $0.9 million was included in the infrastructure costs during the quarter ended March 31, 2000. There

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)
================================================================================

were no such charges during the quarter ended March 31, 2001. Excluding this credit infrastructure costs decreased $0.6 million during the quarter ended March 31, 2001 compared to the same period in the prior year. This decrease included a decrease in internal systems of $0.6 million and a decrease in domestic office costs of $0.3 million, offset by an increase in corporate marketing expenses of $0.3 million.

Goodwill amortization of $0.2 was recorded during the quarters ended March 31, 2001 and 2000 as a result of the CourseNet Systems, Inc. (CourseNet) acquisition in the fourth quarter of 1999.

During the quarter ended March 31, 2000, the Company recorded a pre-tax charge of $4.7 million for the closure of its Latin American operations. During the quarter ended September 30, 2000, the Company collected $0.4 million of accounts receivables previously written-off and, as a result, the cumulative charge has been reduced to $4.3 million. As of March 31, 2001, the Company had used approximately $4.0 million of this charge for cash payments of $2.8 million related to severance costs for approximately 40 employees, lease terminations and professional fees (paid during the year ended December 31, 2000) and $1.6 million in asset write-offs, offset by the accounts receivables collections of $0.4 million. The remaining accrual balance of $0.3 million as of March 31, 2001 represents professional fees, tax charges and various other closure costs that are expected to be incurred by the end of the second quarter of 2001.

During the quarter ended December 31, 1999, the Company recorded $7.0 million in restructuring and other charges associated with lease terminations of $3.0 million, former executive severance costs of $1.8 million, CourseNet acquisition costs of $1.3 million and write-offs of other assets of $0.9 million. The Company determined that a portion of the lease terminations became unnecessary due to changes in TSC office usage by TSC and eLoyalty and has also determined that the actual costs for these lease terminations will be less than previously anticipated and, as a result, the cumulative charge was reduced by $0.4 million to $6.6 million during the quarter ended September 30, 2000 and by $1.5 million to $5.1 million during the quarter ended March 31, 2001. As of March 31, 2001, the Company had used $4.2 million of these restructuring and other charges as a result of cash payments of $1.8 million (paid during the quarter ended March 31, 2000) for executive severance costs and $2.4 million in asset and other write-offs. The remaining accrual balance of $0.9 million as of March 31, 2001 relates to amounts that the Company is contractually obligated to pay through 2004 as a result of lease terminations.

Incentive compensation of $2.1 million was accrued during the quarters ended March 31, 2001 and 2000. Incentive compensation as a percentage of net revenues remained unchanged at 6 percent for the quarter ended March 31, 2001 compared to same period in the prior year. The Company expects to continue to accrue incentive compensation throughout the 2001 calendar year.

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)
================================================================================

Consolidated operating income was $0.7 million for the quarter ended March 31, 2001 compared to consolidated operating loss of $4.4 million for the same period in the prior year. The Company's operating income for the quarter ended March 31, 2001 included a credit for the adjustment of previous restructuring and other charges of $1.5 million (as discussed previously in this section). The Company's operating loss for the quarter ended March 31, 2000 included a charge for the closure of the Latin American operations of $4.7 million. Excluding these charges and credits, the operating loss for the quarter ended March 31, 2001 was $0.8 million compared to operating income of $0.3 million for the same period in the prior year. This decrease was mainly due to the increase in project personnel costs as a result of an increase in headcount and lower utilization.

Other income and expense for the quarter ended March 31, 2001 was $0.5 million compared to $1.1 million for the same period in the prior year. The decrease is a result of lower cash and cash equivalent balances during the quarter ended March 31, 2001 compared to the same period in the prior year. The decrease in cash and cash equivalent balances mainly resulted from the Spin-Off of eLoyalty and the costs associated with the Spin-Off.

The Company's effective tax rate for the quarter ended March 31, 2001 was a tax provision of 40 percent compared to a tax benefit of 40 percent for the same period in the prior year.

Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding increased due to the exercise of stock options and the issuance of shares under the Company's employee stock purchase plan, partially offset by the repurchase of some outstanding shares.

LIQUIDITY AND CAPITAL
RESOURCES

Net cash used in operating activities was $5.9 million and $22.9 million for the quarters ended March 31, 2001 and 2000, respectively. Net cash used in operating activities for the quarter ended March 31, 2001 included a decrease in accrued compensation and related costs due to the payment of bonuses, an increase in receivables and ongoing investment spending in Peer3 software development, partially offset by other favorable working capital activities, such as, accounts payable.

The Company believes that its cash and cash equivalents, marketable securities and anticipated cash flows are sufficient to meet the Company's current cash requirements.

Net cash provided by investing activities was $0.6 million for the quarter ended March 31, 2001. The Company received $1.0 million from the sale of available-for-sale securities. The proceeds from available-for-sale securities were transferred to cash and cash equivalents.

Capital expenditures for the quarter ended March 31, 2001 were $0.4 million. The Company currently has no material commitments for capital expenditures.

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)
================================================================================

The Company has a $10.0 million unsecured line of credit facility (the Facility) with Bank of America National Trust and Savings Association (Bank of America). The agreement expires December 31, 2001. At the Company's election, loans made under the Facility bear interest at either the Bank of America reference rate or the applicable Eurodollar interest rate plus 0.75 percent. The unused line fee is 0.125 percent of the unused portion of the commitment. The Facility requires, among other things, the Company to maintain certain financial ratios. As of March 31, 2001, the Company was in compliance with these financial ratio requirements. There was no borrowing under the line of credit during the quarter ended March 31, 2001.

This Form 10-Q contains or may contain certain forward-looking statements concerning the Company's financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions. These forward-looking statements involve significant risks and uncertainties. Although the Company believes its expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form 10-Q include, among others, the pace of technological change, the Company's ability to manage growth and attract and retain employees, the Company's ability to accommodate a changing business environment, general business and economic conditions in the Company's operating regions, market conditions and competitive and other factors, all as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 under Management's Discussion and Analysis of Financial Condition and Results of Operations "Assumptions Underlying Certain Forward-Looking Statements and Factors that May Affect Future Results" and elsewhere from time to time in the Company's other SEC reports. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Actual results may vary materially.

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

                          PART II. OTHER INFORMATION
================================================================================

ITEM 6--EXHIBITS AND REPORT ON FORM 8-K

     (a) No reports on Form 8-K were filed during the quarter ended March 31, 2001.

          All other items in Part II are either not applicable to the Company during the quarter ended March 31, 2001, the answer is negative, or a response has been previously reported and an additional report of the information is not required, pursuant to the instructions to Part II.

================================================================================

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of May 2001.

                                       TECHNOLOGY SOLUTIONS COMPANY




Date:  May 11, 2001                    By: /s/ LAURENCE P. BIRCH
                                       -------------------------------
                                              Laurence P. Birch
                                           Chief Financial Officer


================================================================================