Form 10-Q
period 2001-06-30
TECHNOLOGY SOLUTIONS COMPANY
filed 2001-08-10
CIK 877645

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

                      For the quarter ended June 30, 2001

                        Commission file number 0-19433


                                  [LOGO] TSC


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

    As of July 31, 2001, there were outstanding 44,063,839 shares of TSC Common Stock, par value $.01.

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY
                              Index to Form 10-Q

================================================================================

                                    Part I
                                    ------
                                                                        Page
                                                                       Number
                                                                       ------
FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS

      Consolidated Balance Sheets as of
         June 30, 2001 and December 31, 2000 .........................   3

      Consolidated Statements of Operations
         for the Three Months and Six Months Ended
         June 30, 2001 and 2000.......................................   4

      Consolidated Statements of Cash Flows
         for the Six Months Ended June 30, 2001 and 2000 .............   5

      Notes to Consolidated Financial Statements......................   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............  13


                                     Part II
                                     -------

OTHER INFORMATION

      Item 4..........................................................  21

      Item 6..........................................................  21


SIGNATURES............................................................  22

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
                                    ASSETS
                                    ------

                                                                                                     June 30,          December 31,
                                                                                                      2001                   2000
                                                                                                     ------                 ------
                                                                                                   (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents...............................................................        $ 34,874             $ 40,574
     Marketable securities...................................................................          14,192               16,791
     Receivables, less allowance for doubtful receivables of $10,950 and $3,713..............          29,732               33,165
     Deferred income taxes...................................................................          10,211               10,211
     Refundable income taxes.................................................................           3,053                3,241
     Other current assets....................................................................           2,491                2,734
                                                                                                     --------             --------
        Total current assets.................................................................          94,553              106,716

COMPUTERS, FURNITURE AND EQUIPMENT, NET......................................................           3,388                3,520
GOODWILL ....................................................................................             129                3,526
DEFERRED INCOME TAXES........................................................................          13,304                7,438
LONG-TERM RECEIVABLES AND OTHER..............................................................           6,008                6,438
                                                                                                     --------             --------
        Total assets.........................................................................        $117,382             $127,638
                                                                                                     ========             ========


                                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                   -------------------------------------

CURRENT LIABILITIES:
     Accounts payable........................................................................        $  2,517             $  1,116
     Accrued compensation and related costs..................................................          14,430               16,043
     Deferred compensation...................................................................           9,037               10,747
     Restructuring and other accruals........................................................           5,383                2,687
     Other current liabilities...............................................................           3,336                4,428
                                                                                                     --------             --------
        Total current liabilities............................................................          34,703               35,021
DEFERRED INCOME TAXES DUE TO FORMER SUBSIDIARY...............................................           6,204                6,244
COMMITMENTS AND CONTINGENCIES................................................................              --                   --
                                                                                                     --------             --------
        Total liabilities....................................................................          40,907               41,265
                                                                                                     --------             --------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; shares authorized--10,000,000; none issued.............              --                   --
     Common stock, $.01 par value; shares authorized--100,000,000; shares issued--
      44,695,731 and 44,565,515..............................................................             447                  446
     Capital in excess of par value..........................................................         122,704              122,935
     Accumulated deficit.....................................................................         (45,854)             (35,552)
     Treasury Stock, at cost, 361,192 and 567,901 shares.....................................            (757)              (1,295)
     Accumulated other comprehensive (loss) income:
      Unrealized holding loss, net...........................................................            (195)                (276)
      Cumulative translation adjustment......................................................             130                  115
                                                                                                     --------             --------
        Total stockholders' equity...........................................................          76,475               86,373
                                                                                                     --------             --------

        Total liabilities and stockholders' equity...........................................        $117,382             $127,638
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

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                            For the Three                 For the Six
                                                                             Months Ended                 Months Ended
                                                                               June 30,                     June 30,
                                                                          ------------------           -------------
                                                                          2001           2000          2001          2000
                                                                          ----           ----          ----          ----
                                                                             (unaudited)                  (unaudited)
REVENUES...........................................................      $ 34,018      $ 36,254     $  68,104      $ 69,436
                                                                         --------      --------     ---------      --------

COSTS AND EXPENSES:
  Project personnel................................................        17,896        17,381        36,047        33,494
  Other project expenses...........................................        12,166         5,031        17,305        10,185
  Management and administrative support............................         8,640         7,499        17,932        16,726
  Goodwill amortization............................................           153           230           383           460
  Restructuring and other charges..................................         9,256            --         7,768         4,701
  Incentive compensation...........................................         2,594         2,933         4,659         5,046
                                                                         --------      --------     ---------      --------
                                                                           50,705        33,074        84,094        70,612
                                                                         --------      --------     ---------      --------

OPERATING (LOSS) INCOME............................................       (16,687)        3,180       (15,990)       (1,176)
                                                                         --------      --------     ---------      --------

OTHER INCOME (EXPENSE):
  Net investment income............................................           398           739           939         1,863
  Interest expense.................................................           --             (6)          --            (14)
                                                                         --------      --------     ---------      --------
                                                                              398           733           939         1,849
                                                                         --------      --------     ---------      --------

(LOSS) INCOME BEFORE INCOME TAXES..................................       (16,289)        3,913       (15,051)          673

INCOME TAX (BENEFIT) PROVISION.....................................        (5,246)        1,622        (4,749)          323
                                                                         --------      --------     ---------      --------

NET (LOSS) INCOME..................................................      $(11,043)     $  2,291     $ (10,302)     $    350
                                                                         ========      ========     =========      ========

BASIC NET (LOSS) EARNINGS PER COMMON SHARE........................       $  (0.25)     $   0.05     $   (0.23)     $   0.01
                                                                         ========      ========     =========      ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING...............        44,390        44,195        44,239        44,000
                                                                         ========      ========     =========      ========

DILUTED NET (LOSS) EARNINGS PER COMMON SHARE.......................      $  (0.25)     $   0.05     $   (0.23)     $   0.01
                                                                         ========      ========     =========      ========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING......................................................        44,390        48,258        44,239        48,295
                                                                         ========      ========     =========      ========

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY
                     Consolidated statements of cash Flows
                                (In thousands)

                                                                                                      For the
                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                                     -------
                                                                                               2001              2000
                                                                                               ----              ----
                                                                                                     (unaudited)
         CASH FLOWS FROM OPERATING ACTIVITIES:
           Net (loss) income........................................................         $(10,302)         $    350
           Restructuring and other charges..........................................            7,768             4,701
           Adjustments to reconcile net (loss) income to net
             cash from operating activities:
              Depreciation and amortization.........................................            1,210             2,605
              Provisions for receivable valuation allowances and
                reserves for possible losses, net of recoveries.....................            8,495               577
              Loss on sale of investments...........................................               --                 5
              Deferred income taxes.................................................           (5,704)              522

              Changes in assets and liabilities:
                Receivables.........................................................           (5,324)          (10,601)
                Purchases of trading securities related to deferred
                  compensation plan.................................................             (601)           (2,292)
                Former employees' distributions from
                  deferred compensation plan........................................            2,311               812
                Refundable income taxes.............................................              187              (888)
                Other current assets................................................             (340)           (3,926)
                Accounts payable....................................................            1,410               542
                Accrued compensation and related costs..............................           (1,594)           (4,348)
                Deferred compensation...............................................           (1,710)            1,480
                Restructuring and other accruals....................................           (1,461)           (8,887)
                Other current liabilities...........................................           (1,044)           (1,707)
                Other assets........................................................              431              (365)
                                                                                             --------          --------
                  Net cash used in operating activities.............................           (6,268)          (21,420)
                                                                                             --------          --------

         CASH FLOWS FROM INVESTING ACTIVITIES:
           Proceeds from available-for-sale securities..............................            1,000               725
           Capital expenditures.....................................................             (695)           (1,320)
           Additional cash contribution to eLoyalty Corporation.....................               --           (20,000)
           Cash used by discontinued operations.....................................               --            (2,311)
                                                                                             --------          --------
                  Net cash provided by (used in) investing activities...............              305           (22,906)
                                                                                             --------          --------

         CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from exercise of stock options..................................              824             4,702
           Proceeds from employee stock purchase plan...............................              633             1,812
           Purchase of treasury stock...............................................           (1,311)               --
                                                                                             --------          --------
                  Net cash provided by financing activities.........................              146             6,514
                                                                                             --------          --------

         EFFECT OF EXCHANGE RATE CHANGES ON CASH
           AND CASH EQUIVALENTS.....................................................              117               299
                                                                                             --------          --------

         DECREASE IN CASH AND CASH EQUIVALENTS......................................           (5,700)          (37,513)

         CASH AND CASH EQUIVALENTS,
            BEGINNING OF PERIOD.....................................................           40,574            81,002
                                                                                             --------          --------
         CASH AND CASH EQUIVALENTS, END OF PERIOD...................................         $ 34,874          $ 43,489
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

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Technology Solutions Company and its subsidiaries (TSC or the Company). The consolidated balance sheet as of June 30, 2001, the consolidated statements of operations for the three and six months ended June 30, 2001 and 2000 and the consolidated statements of cash flows for the six months ended June 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2001 and for all periods presented. All adjustments made, except those related to restructuring and other charges, have been of a normal and recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the United States Securities and Exchange Commission (SEC) on March 22, 2001.



NOTE 2 -- THE COMPANY

TSC delivers business benefits through information technology (IT) consulting and systems integration services that help clients transform their businesses, their internal business processes and their relationships with customers, suppliers, distributors and employees and help these organizations realize the full benefits of information technology throughout the enterprise. The Company's clients generally are located throughout North America and in Europe.

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


NOTE 3 -- STOCK OPTIONS
As of June 30, 2001, options to purchase 11.0 million shares of common stock were outstanding and options to purchase an additional 2.6 million shares of common stock were available for grant under the Technology Solutions Company 1996 Stock Incentive Plan.

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

================================================================================


NOTE 4 -- CAPITAL STOCK

In September 2000, the Company announced its plan to repurchase up to 3,000,000 shares of its outstanding common stock (the Repurchase Program). During the six months ended June 30, 2001, the Company repurchased 629,350 common shares under the Repurchase Program for an aggregate purchase price of $1,311,280. As of June 30, 2001 cumulative purchases under the Repurchase Program were 1,662,450 common shares and 1,337,550 common shares were available for purchase.


NOTE 5 -- (LOSS) EARNINGS PER COMMON SHARE

The Company discloses basic and diluted (loss) earnings per share in the consolidated statements of operations under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." (Loss) earnings per common share assuming dilution is computed by dividing net (loss) earnings by the weighted average number of common shares outstanding during each period presented, plus the dilutive effect of common equivalent shares arising from the assumed exercise of stock options using the treasury stock method. Common equivalent shares of 1,446,000 and 1,702,000 were not included in the diluted loss per share calculation as they were antidilutive for the three and six months ended June 30, 2001, respectively. (Loss) earnings per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during each period presented.


     Reconciliation of Basic and Diluted (Loss) Earnings Per Share for the Three
--------------------------------------------------------------------------------
Months Ended
------------
(In thousands, except per share data)

                                     June 30, 2001                         June 30, 2000
                               ---------------------------------------------------------------
                                       (unaudited)                            (unaudited)
                               Net                Per Common        Net                   Per Common
                               Loss      Shares      Share        Income        Shares       Share
                               ----      ------      -----        ------        ------       -----
Basic (Loss) Earnings
Per Share                   $(11,043)    44,390    $(0.25)        $2,291        44,195      $0.05
                                                   ======                                   =====
Effect of Stock Options           --         --                       --         4,063
                            ---------    ------                   ------        ------
Diluted (Loss)
Earnings Per Share          $(11,043)    44,390    $(0.25)        $2,291        48,258      $0.05
                            ========     ======    ======         ======        ======      =====


================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

================================================================================


    Reconciliation of Basic and Diluted (Loss) Earnings Per Share for the Six Months Ended
-------------------------------------------------------------------------------------------
(In thousands, except per share data)

                               June 30, 2001                         June 30, 2000
                      ------------------------------         ------------------------------
                                 (unaudited)                            (unaudited)
                                               Per                                      Per
                         Net                  Common           Net                    Common
                         Loss      Shares      Share          Income      Shares       Share
                      --------   ---------     -----         --------    ---------     -----
Basic (Loss)
Earnings Per Share    $(10,302)    44,239     $(0.23)        $    350       44,000    $   0.01
                                              ======                                  ========
Effect of Stock
Options                     --         --                          --        4,295
                      --------   --------                    --------    ---------
Diluted (Loss)
Earnings Per Share    $(10,302)    44,239     $(0.23)        $    350       48,295    $   0.01
                      ========   ========     ======         ========    =========    ========

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

=============================== ================================================

NOTE 6 -- COMPREHENSIVE (LOSS) INCOME

The Company's comprehensive (loss) income was as follows:

                                                                                  For the Three Months Ended
      (In thousands)                                                                       June 30,
                                                                             ------------------------------------

                                                                                  2001                2000
                                                                             ---------------    -----------------
      Net (Loss) Income.................................................        $(11,043)              $2,291

      Other Comprehensive Income:
       Net Unrealized Holding Gains (Losses) on
        Available-for-Sale Securities, net of tax.......................              38                  (50)
       Translation Adjustment...........................................              (6)                  54
                                                                                --------               ------
          Other Comprehensive Income... ................................              32                    4
                                                                                --------               ------
      Total Comprehensive (Loss) Income ................................        $(11,011)              $2,295
                                                                                =========              ======

                                                                                   For the Six Months Ended
      (In thousands)                                                                      June 30,
                                                                             ------------------------------------
                                                                                  2001                2000
                                                                             ---------------    -----------------
      Net (Loss) Income.................................................        $(10,302)              $  350
      Other Comprehensive Income (Loss):
       Net Unrealized Holding Gains (Losses) on
        Available-for-Sale Securities, net of tax.......................              81                  (81)
       Translation Adjustment                                                         15                   67
                                                                                --------               ------
          Other Comprehensive Income (Loss).............................              96                  (14)
                                                                                --------               ------
      Total Comprehensive (Loss) Income.................................        $(10,206)              $  336
                                                                                =========              ======

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

================================================================================

NOTE 7 -- BUSINESS SEGMENTS

Prior to June 2001, the Company was organized into two business segments, Digital Enterprise Consulting (currently named Enterprise Commerce Management or
ECM) and Peer3. Effective June 4, 2001, the Company terminated the investment in and closed the Peer3 software development operation within the Peer3 segment. The Company retained their Change and Learning Management (CLM) business (which was included in the Peer3 segment) and currently reports the CLM business within ECM. The ECM business now represents the Company's only business segment. ECM provides information technology consulting and business consulting services that help clients develop and implement solutions that deliver business benefits through technology. ECM includes TSC's Enterprise Management, Digital Supply Chain Management, Extended Support Services and Change and Learning Management practices. The Peer3 segment was focused on harnessing the intellectual capital of client companies.

The following is revenue and identifiable asset information by geographic area (in thousands):

For and as of the Three                    United          Foreign
Months Ended June 30, 2001                 States       Subsidiaries      Total
--------------------------              ------------    ------------    ---------
Revenues                                    $31,774         $2,244       $34,018
Identifiable assets                        $112,011         $5,371      $117,382

For and as of the Three                    United          Foreign
Months Ended June 30, 2000                 States       Subsidiaries      Total
--------------------------              ------------    ------------    ---------
Revenues                                    $34,770         $1,484       $36,254
Identifiable assets                        $125,253         $3,057      $128,310

For and as of the Six                      United          Foreign
Months Ended June 30, 2001                 States       Subsidiaries      Total
--------------------------              ------------    ------------    ---------
Revenues                                    $63,563         $4,541       $68,104
Identifiable assets                        $112,011         $5,371      $117,382

For and as of the Six                      United          Foreign
Months Ended June 30, 2000                 States       Subsidiaries      Total
--------------------------              ------------    ------------    ---------
Revenues                                    $65,731         $3,705       $69,436
Identifiable assets                        $125,253         $3,057      $128,310

Foreign revenues and identifiable assets are based on the country in which the legal subsidiary is domiciled. No single foreign country's revenues or identifiable assets were material to the consolidated revenues or identifiable assets of the Company.

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

================================================================================

NOTE 8 -- DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

In connection with a loan receivable, on June 30, 2000 the Company paid $200,000 and received a warrant to purchase up to 94,563 shares of common stock of another company. The warrant and loan receivable are included in Long-Term Receivables and Other and will expire on June 30, 2008 and February 5, 2008, respectively. The warrant is considered a derivative under SFAS No. 133, as such changes in fair market value are reported in the Company's results of operations.


NOTE 9 -- OTHER EVENTS

RESTRUCTURING AND OTHER CHARGES -- During the quarter ended June 30, 2001, the Company recorded $9.2 million in restructuring and other charges comprised of $6.9 million relating to the closure of the Peer3 software development operation within the Peer3 segment and $2.3 million in non-Peer3 severance related costs. The Peer3 charge included $3.0 million in CourseNet Systems, Inc. (CourseNet) goodwill impairment, $1.5 million in costs associated with lease terminations and asset write-offs, $1.5 million in severance costs, $0.4 million in professional fees and $0.5 million in computer lease terminations, commitments and other costs. As of June 30, 2001, the Company had made cash payments of $0.2 million related to severance costs of approximately 30 employees, $0.4 million in professional fees and $0.2 million in other costs. The remaining accrual balance of $3.0 million relates to asset write-offs, on-going lease costs, lease terminations and severance costs and is expected to continue through 2006. The non-Peer3 severance charge of $2.3 million relates to $1.5 million in severance costs, $0.5 million in asset write-offs and $0.3 million in other costs. As of June 30, 2001, the Company had used $1.1 million of this charge for cash payments of $0.6 million related to the severance of approximately 70 employees and $0.5 million in asset write-offs. The remaining accrual balance of $1.2 million is expected to be utilized by the second quarter of 2002.

During the quarter ended March 31, 2000, the Company recorded a pre-tax charge of $4.7 million for the closure of its Latin American operations. During the quarter ended September 30, 2000, the Company collected $0.4 million of accounts receivables previously written-off and, as a result, the cumulative charge has been reduced to $4.3 million. As of June 30, 2001, the Company had used approximately $4.0 million of this charge for cash payments of $2.8 million related to severance costs for approximately 40 employees, lease terminations and

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

================================================================================

professional fees (paid during the year ended December 31, 2000) and $1.6 million in asset write-offs, offset by the accounts receivables collections of $0.4 million. The remaining accrual balance of $0.3 million as of June 30, 2001 represents professional fees, tax charges and various other closure costs that are expected to be utilized by the end of 2001.

In addition, during the quarter ended December 31, 1999, the Company recorded $7.0 million in restructuring and other charges associated with lease terminations of $3.0 million, former executive severance costs of $1.8 million, CourseNet acquisition costs of $1.3 million and write-offs of other assets of $0.9 million. The Company determined that a portion of the lease terminations became unnecessary due to changes in TSC office usage by TSC and eLoyalty and has also determined that the actual costs for these lease terminations will be less than previously anticipated and, as a result, the cumulative charge was reduced by $0.4 million to $6.6 million during the quarter ended September 30, 2000 and by $1.5 million to $5.1 million during the quarter ended March 31, 2001. As of June 30, 2001, the Company had used $4.2 million of these restructuring and other charges as a result of cash payments of $1.8 million (paid during the quarter ended March 31, 2000) for executive severance costs and $2.4 million in asset and other write-offs. The remaining accrual balance of $0.9 million as of June 30, 2001 relates to amounts that the Company is contractually obligated to pay through 2004 as a result of lease terminations.

SPIN-OFF -- On February 15, 2000 TSC successfully completed the Spin-Off. The total net assets contributed to eLoyalty at the Spin-Off was $96.6 million which consisted of current assets of $104.4 million, non-current assets of $18.7 million, current liabilities of $28.0 million and other comprehensive loss of $1.5 million.


NOTE 10 -- SUBSEQUENT EVENTS

On July 13, 2001, TSC sold its Peer3 software assets to KnowledgePlanet.com Corporation (KnowledgePlanet) for cash and shares of KnowledgePlanet common stock.

On August 7, 2001, the Company announced that it increased the number of outstanding common shares it can repurchase (the Repurchase Program) by 2,000,000 shares from 3,000,000 shares to 5,000,000 shares (see Note 4).

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 Compared with Three Months Ended June 30, 2000

Consolidated net revenues for the quarter ended June 30, 2001 decreased 6 percent to $34.0 million compared with $36.3 million for the same period in the prior year. This decrease was mainly due to a decline in the demand for certain lines of business within TSC as well as a decrease in Peer3 revenues, offset by an increase in average billing rates. During the quarter ended June 30, 2001, TSC terminated the investment in and closed the Peer3 software development operation within the Peer3 segment (as discussed further in this section).

Project personnel costs, which represent mainly professional salaries and benefits, increased slightly to $17.9 million for the quarter ended June 30, 2001 from $17.4 million for the same period in the prior year, an increase of 3 percent. The increase was mainly due to annual salary increases. Project personnel costs as a percentage of net revenues increased to 53 percent for the quarter ended June 30, 2001 from 48 percent for the same period in the prior year due to lower staff utilization.

Other project expenses consist of nonbillable expenses directly incurred for client projects and business development. These expenses include recruiting fees, sales and marketing expenses, personnel training, software development costs and provisions for receivable valuation allowances. Other project expenses increased to $12.1 million for the quarter ended June 30, 2001 from $5.0 million for the same period in the prior year, an increase of $7.1 million. The increase resulted from additional receivable valuation allowances of $7.6 million recorded during the quarter ended June 30, 2001 mainly due to financial problems at dot-com companies. As of June 30, 2001 the Company does not hold significant unreserved receivables from dot-com companies. Excluding this charge, other project expenses decreased $0.5 million or 10 percent for the quarter ended June 30, 2001 compared to the same period in the prior year. This decrease is a result of the Company implementing more effective cost controls. Other project expenses as a percentage of net revenues increased to 36 percent for the quarter ended June 30, 2001 from 14 percent for the same period in the prior year as a result of the aforementioned $7.6 million in additional receivable valuation allowances. Excluding the additional allowance, other project expenses as a percentage of net revenues decreased slightly to 13 percent for the quarter ended June 30, 2001 from 14 percent for the same period in the prior year.

Management and administrative support costs increased $1.1 million to $8.6 million for the quarter ended June 30, 2001 from $7.5 million for the same period in the prior year. This increase included an increase in infrastructure costs of $1.6 million offset by a decrease in practice area management and administrative costs of $0.5 million. As a result of the Spin-Off (see Note 2), TSC and eLoyalty entered into a Shared Services Agreement pursuant to which TSC provided to eLoyalty certain administrative services.

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)
================================================================================

The Company charged these services to eLoyalty and, as a result, infrastructure costs were reduced by $1.8 million during the quarter ended June 30, 2000. There were no such charges during the quarter ended June 30, 2001. Excluding costs charged to eLoyalty, infrastructure costs decreased $0.2 million during the quarter ended June 30, 2001 compared to the same period in the prior year.

Goodwill amortization of $0.2 million was recorded during the quarters ended June 30, 2001 and 2000 as a result of the CourseNet Systems, Inc. (CourseNet) acquisition in the fourth quarter of 1999. During the quarter ended June 30, 2001, a goodwill impairment charge of $3.0 million was taken as a result of the closure of the Peer3 software development operation (as discussed further in this section).

During the quarter ended June 30, 2001, the Company recorded $9.2 million in restructuring and other charges comprised of $6.9 million relating to the closure of the Peer3 software development operation within the Peer3 segment and $2.3 million in non-Peer3 severance related costs. The Peer3 charge included $3.0 million in CourseNet goodwill impairment, $1.5 million in costs associated with lease terminations and asset write-offs, $1.5 million in severance costs, $0.4 million in professional fees and $0.5 million in computer lease terminations, commitments and other costs. As of June 30, 2001, the Company had made cash payments of $0.2 million related to severance costs of approximately 30 employees, $0.4 million in professional fees and $0.2 million in other costs. The remaining accrual balance of $3.0 million relates to asset write-offs, on-going lease costs, lease terminations and severance costs and is expected to continue through 2006. The non-Peer3 severance charge of $2.3 million relates to $1.5 million in severance costs, $0.5 million in asset write-offs and $0.3 million in other costs. As of June 30, 2001, the Company had used $1.1 million of this charge for cash payments of $0.6 million related to the severance of approximately 70 employees and $0.5 million in asset write-offs. The remaining accrual balance of $1.2 million is expected to be utilized by the second quarter of 2002.

Incentive compensation of $2.6 million was accrued during the quarter ended June 30, 2001 compared to $2.9 million for the same period in the prior year. Incentive compensation as a percentage of net revenues remained unchanged at 8 percent for the quarter ended June 30, 2001 compared to same period in the prior year. The Company expects to continue to accrue incentive compensation throughout the 2001 calendar year.

Consolidated operating loss was $16.7 million for the quarter ended June 30, 2001 compared to consolidated operating income of $3.2 million for the same period in the prior year. The Company's operating loss for the quarter ended June 30, 2001 included $9.2 million of charges relating to the closure of the Peer3 software development operation and non-Peer3 severance costs (as discussed previously in this section). Excluding this charge, the operating loss for the quarter ended June 30,

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)
================================================================================

2001 was $7.4 million compared to operating income of $3.2 million for the same period in the prior year. This decrease was mainly due to additional receivable valuation allowances of $7.6 million and a decline in revenues.

Other income and expense for the quarter ended June 30, 2001 was $0.4 million compared to $0.7 million for the same period in the prior year. The decrease is a result of lower cash and cash equivalent balances and lower interest rates during the quarter ended June 30, 2001 compared to the same period in the prior year.

The Company's effective tax rate for the quarter ended June 30, 2001 was a tax benefit of 32 percent compared to a tax provision of 41 percent for the same period in the prior year. The difference in the effective tax rate was primarily due to the write down of CourseNet assets as a result of the closure of the Peer3 software development operation (as discussed previously in this section).

Weighted average number of common shares outstanding increased due to the exercise of stock options and the issuance of shares under the Company's employee stock purchase plan, offset by treasury stock purchases. Weighted average number of common and common equivalent shares outstanding decreased because there were no adjustments for the effect of stock options as the adjustment would have been anti-dilutive for the quarter ended June 30, 2001.


Six Months Ended June 30, 2001 Compared with Six Months Ended June 30, 2000

On February 15, 2000 TSC completed the Spin-Off (see Note 2). For the six months ended June 30, 2000, there were no discontinued operations reported for the Spin-Off in the Company's results of operations, as the Company provided for the net loss on distribution in its results of operations for the year ended December 31, 1999.

Consolidated net revenues for the six months ended June 30, 2001 decreased 2 percent to $68.1 million compared with $69.4 million for the same period in the prior year. This decrease was mainly due to a decrease in revenues from Peer3. During the quarter ended June 30, 2001, TSC terminated the investment in and closed the Peer3 software development operation within the Peer3 segment (as discussed further in this section).

Project personnel costs, which represent mainly professional salaries and benefits, increased to $36.0 million for the six months ended June 30, 2001 from $33.5 million for the same period in the prior year, an increase of 8 percent. The increase was mainly due to an increase in professional headcount during the first quarter of 2001 as well as annual salary increases during the six months ended June 30, 2001 compared to the same period in prior year. Headcount reductions related to the restructuring and other charges did not take effect until later in the second quarter of 2001. Project personnel costs as a percentage of net revenues increased to

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)
================================================================================
53 percent for the six months ended June 30, 2001 from 48 percent for the same period in the prior year due to lower staff utilization.

Other project expenses consist of nonbillable expenses directly incurred for client projects and business development. These expenses include recruiting fees, sales and marketing expenses, personnel training, software development costs and provisions for receivable valuation allowances. Other project expenses increased to $17.3 million for the six months ended June 30, 2001 from $10.2 million for the same period in the prior year, an increase of $7.1 million. The increase resulted from additional receivable valuation allowances of $7.6 million recorded during the quarter ended June 30, 2001 mainly due to financial problems at dot-com companies. As of June 30, 2001 the Company does not hold significant unreserved receivables from dot-com companies. Excluding this charge, other project expenses decreased $0.5 million or 5 percent for the six months ended June 30, 2001 compared to the same period in the prior year. This decrease is a result of the Company implementing more effective cost controls. Other project expenses as a percentage of net revenues increased to 25 percent for the quarter ended June 30, 2001 from 15 percent for the same period in the prior year as a result of the aforementioned $7.6 million in additional receivable valuation allowances. Excluding the additional allowance, other project expenses as a percentage of net revenues decreased slightly to 14 percent for the six months ended June 30, 2001 compared to 15 percent for the same period in the prior year.

Management and administrative support costs increased to $17.9 million for the six months ended June 30, 2001 from $16.7 million for the same period in the prior year. This increase included an increase in infrastructure costs of $1.9 million offset by a decrease in practice area management and administrative costs of $0.7 million. As a result of the Spin-Off, TSC and eLoyalty entered into a Shared Services Agreement pursuant to which TSC provided to eLoyalty certain administrative services. The Company charged these services to eLoyalty and, as a result, infrastructure costs were reduced by $2.7 million during the six months ended June 30, 2000. There were no such charges during the six months ended June 30, 2001. Excluding costs charged to eLoyalty, infrastructure costs decreased $0.8 million during the six months ended June 30, 2001 compared to the same period in the prior year. This decrease included a decrease in domestic office costs, internal systems and human resources areas and corporate marketing expenses.

Goodwill amortization of $0.4 million was recorded during the six months ended June 30, 2001 compared to $0.5 million for the same period in the prior year. Goodwill was recorded as a result of the CourseNet acquisition in the fourth quarter of 1999. During the quarter ended June 30, 2001, a goodwill impairment charge of $3.0 million was taken as a result of the closure of the Peer3 software development operation (as discussed further in this section).

During the quarter ended June 30, 2001, the Company recorded $9.2 million in

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)
================================================================================

restructuring and other charges comprised of $6.9 million relating to the closure of the Peer3 software development operation within the Peer3 segment and $2.3 million in non-Peer3 severance related costs. The Peer3 charge included $3.0 million in CourseNet goodwill impairment, $1.5 million in costs associated with lease terminations and asset write-offs, $1.5 million in severance costs, $0.4 million in professional fees and $0.5 million in computer lease terminations, commitments and other costs. As of June 30, 2001, the Company had made cash payments of $0.2 million related to severance costs of approximately 30 employees, $0.4 million in professional fees and $0.2 million in other costs. The remaining accrual balance of $3.0 million relates to asset write-offs, on-going lease costs, lease terminations and severance costs and is expected to continue through 2006. The non-Peer3 severance charge of $2.3 million relates to $1.5 million in severance costs, $0.5 million in asset write-offs and $0.3 million in other costs. As of June 30, 2001, the Company had used $1.1 million of this charge for cash payments of $0.6 million related to the severance of approximately 70 employees and $0.5 million in asset write-offs. The remaining accrual balance of $1.2 million is expected to be utilized by the second quarter of 2002.

During the quarter ended March 31, 2000, the Company recorded a pre-tax charge of $4.7 million for the closure of its Latin American operations. During the quarter ended September 30, 2000, the Company collected $0.4 million of accounts receivables previously written-off and, as a result, the cumulative charge has been reduced to $4.3 million. As of June 30, 2001, the Company had used approximately $4.0 million of this charge for cash payments of $2.8 million related to severance costs for approximately 40 employees, lease terminations and professional fees (paid during the year ended December 31, 2000) and $1.6 million in asset write-offs, offset by the accounts receivables collections of $0.4 million. The remaining accrual balance of $0.3 million as of June 30, 2001 represents professional fees, tax charges and various other closure costs that are expected to be utilized by the end of 2001.

In addition, during the quarter ended December 31, 1999, the Company recorded $7.0 million in restructuring and other charges associated with lease terminations of $3.0 million, former executive severance costs of $1.8 million, CourseNet acquisition costs of $1.3 million and write-offs of other assets of $0.9 million. The Company determined that a portion of the lease terminations became unnecessary due to changes in TSC office usage by TSC and eLoyalty and has also determined that the actual costs for these lease terminations will be less than previously anticipated and, as a result, the cumulative charge was reduced by $0.4 million to $6.6 million during the quarter ended September 30, 2000 and by $1.5 million to $5.1 million during the quarter ended March 31, 2001. As of June 30, 2001, the Company had used $4.2 million of these restructuring and other charges as a result of cash payments of $1.8 million (paid during the quarter ended March 31, 2000) for executive severance

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)
================================================================================

costs and $2.4 million in asset and other write-offs. The remaining accrual balance of $0.9 million as of June 30, 2001 relates to amounts that the Company is contractually obligated to pay through 2004 as a result of lease terminations.

Incentive compensation of $4.7 million was accrued during the six months ended June 30, 2001 compared to $5.0 million for the same period in the prior year. Incentive compensation as a percentage of net revenues remained unchanged at 7 percent for the six months ended June 30, 2001 compared to same period in the prior year. The Company expects to continue to accrue incentive compensation throughout the 2001 calendar year.

Consolidated operating loss was $16.0 million for the six months ended June 30, 2001 compared $1.2 million for the same period in the prior year. The Company's operating loss for the six months ended June 30, 2001 included $9.2 million of charges relating to the closure of the Peer3 software development operation and non- Peer3 severance costs, offset by a credit for prior year restructuring and other charges of $1.5 million (as discussed previously in this section). The Company's operating loss for the six months ended June 30, 2000 included a charge for the closure of the Latin American operations of $4.7 million. Excluding these charges and credits, the operating loss for the six months ended June 30, 2001 was $8.2 million compared to operating income of $3.5 million for the same period in the prior year. This decrease was mainly due to additional receivable valuation allowances of $7.6 million, an increase in project personnel costs of $2.6 million as a result of lower utilization, an increase in professional headcount during the first quarter of 2001 and annual salary increases, and a decline in revenues of $1.3 million.

Other income and expense for the six months ended June 30, 2001 was $0.9 million compared to $1.8 million for the same period in the prior year. The decrease is a result of lower cash and cash equivalent balances and lower interest rates during the six months ended June 30, 2001 compared to the same period in the prior year. The decrease in cash and cash equivalent balances mainly resulted from the Spin-Off of eLoyalty and the costs associated with the Spin-Off.

The Company's effective tax rate for the six months ended June 30, 2001 was a tax benefit of 32 percent compared to a tax provision of 48 percent for the same period in the prior year. The decrease in the effective tax rate was primarily due to the write down of CourseNet assets as a result of the closure of the Peer3 software development operation during the quarter ended June 30, 2001 (as discussed previously in this section).

Weighted average number of common shares outstanding increased due to the exercise of stock options and the issuance of shares under the Company's employee stock purchase plan, partially offset by treasury stock purchases. Weighted average number of common and common equivalent shares outstanding decreased because there were no adjustments for the effect of stock options as

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)
================================================================================

the adjustment would have been anti-dilutive for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $5.7 million during the six months ended June 30, 2001. The major uses of cash were the purchase of treasury shares (as described further in Note 4) of $1.3 million and the payment of bonuses during the first quarter of 2001 of $5.9 million related to calendar year 2000.

Net cash used in operating activities was $6.3 million and $21.4 million for the six months ended June 30, 2001 and 2000, respectively. Net cash used in operating activities for the six months ended June 30, 2001 included the net loss and an increase in receivables, offset by restructuring and other charges. Cash commitments relating to remaining restructuring and other charges are $2.2 million in severance related costs and $2.3 million of other commitments.

The Company believes that its cash and cash equivalents, marketable securities and anticipated cash flows are sufficient to meet the Company's current cash requirements.

Net cash provided by investing activities was $0.3 million for the six months ended June 30, 2001. The Company received $1.0 million from the sale of available-for-sale securities. The proceeds from available-for-sale securities were transferred to cash and cash equivalents. Capital expenditures for the six months ended June 30, 2001 were $0.7 million. The Company currently has no material commitments for capital expenditures.

The Company has a $10.0 million unsecured line of credit facility (the Facility) with Bank of America National Trust and Savings Association (Bank of America). The agreement expires December 31, 2001. At the Company's election, loans made under the Facility bear interest at either the Bank of America reference rate or the applicable Eurodollar interest rate plus 0.75 percent. The unused line fee is 0.125 percent of the unused portion of the commitment. The Facility requires, among other things, the Company to maintain certain financial ratios. As of June 30, 2001, the Company was in compliance with these financial ratio requirements. There was no borrowing under the line of credit during the six months ended June 30, 2001.

NEW ACCOUNTING STANDARDS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective for any business combinations initiated after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method of accounting. Use of the pooling-of-interests method is no longer permitted. SFAS No. 142 will be effective for TSC January 1, 2002. Under SFAS No. 142, goodwill should no longer be amortized to earnings, but instead be reviewed for impairment on at least an annual basis. The

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)
================================================================================

Company anticipates that the adoption of SFAS No. 141 and SFAS No. 142 will not have a significant effect on the Company's results of operations or its financial position.

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

================================================================================

                         TECHNOLOGY SOLUTIONS COMPANY

                          PART II. OTHER INFORMATION
================================================================================

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               TSC's 2001 Annual Meeting of Stockholders (the "Annual Meeting") was held on April 26, 2001. Represented at the Annual Meeting, either in person or by proxy, were 41,834,759 voting shares. The following actions were taken by a vote of TSC's stockholders at the Annual Meeting:

                 1. Mr. Michael R. Zucchini was elected to serve as a member of TSC's Board of Directors receiving 41,406,154 votes in favor of election and 428,065 votes withheld. Subsequent to his election, Mr. Zucchini resigned from his position on the Board of Directors to pursue other interests. On July 26, 2001 TSC announced that Carl F. Dill, Jr., formerly Vice President and Chief Information Officer of AOL Timer Warner Inc., has joined TSC's Board of Directors. Mr. Jack
                     N. Hayden was elected to serve as a member of TSC's Board of Directors receiving 37,120,451 votes in favor of election and 4,714,308 votes withheld. There were no votes against, abstentions or broker non-votes with respect to the election of any nominee named. In addition, the terms of office for Messrs. Stephen B. Oresman and Raymond P. Caldiero continue until the 2002 Annual Meeting and that of Mr. William H. Waltrip continues until the 2003 Annual Meeting.

                 2. The appointment of PricewaterhouseCoopers LLP as independent auditors for TSC for its fiscal year ending December 31, 2001 was ratified; 41,724,730 votes were cast for the ratification; 56,976 votes were cast against the ratification and there were 53,053 abstentions. There were no votes withheld or broker non-votes.

ITEM 6--EXHIBITS AND REPORT ON FORM 8-K

          (a) No reports on Form 8-K were filed during the quarter ended June 30, 2001.

               All other items in Part II are either not applicable to the Company during the quarter ended June 30, 2001, the answer is negative, or a response has been previously reported and an additional report of the information is not required, pursuant to the instructions to Part II.

================================================================================

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of August 2001.

                                              TECHNOLOGY SOLUTIONS COMPANY



Date: August 10, 2001                         By: /s/ LAURENCE P. BIRCH
      ------------------                          ---------------------------
                                                      Laurence P. Birch
                                                    Chief Financial Officer

================================================================================
                                    Page 22