Form 10-Q
period 2001-09-30
TECHNOLOGY SOLUTIONS COMPANY
filed 2001-11-09
CIK 877645

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                ________________



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2001

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

    As of November 2, 2001, there were outstanding 43,421,942 shares of TSC Common Stock, par value $.01.

================================================================================

                          TECHNOLOGY SOLUTIONS COMPANY
                               Index to Form 10-Q

===============================================================================

                                     Part I
                                     ------
                                                                                    Page
                                                                                   Number
                                                                                   ------
FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS

      Consolidated Balance Sheets as of
         September 30, 2001 and December 31, 2000 ..............................        3

      Consolidated Statements of Operations
         for the Three Months and Nine Months Ended
         September 30, 2001 and 2000............................................        4

      Consolidated Statements of Cash Flows
         for the Nine Months Ended September 30, 2001 and 2000 .................        5

      Notes to Consolidated Financial Statements................................        6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................       13


                                     Part II
                                     -------

Other Information

      Item 6....................................................................       21

SIGNATURES......................................................................       22

===============================================================================

                          PART I. FINANCIAL INFORMATION
===============================================================================
ITEM 1.  Financial Statements
                          TECHNOLOGY SOLUTIONS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                     ASSETS
                                     ------

                                                                                  September 30,         December 31,
                                                                                      2001                 2000
                                                                                    --------              -------
                                                                                   (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents .................................................   $  41,299            $  40,574
     Marketable securities .....................................................       1,772                6,044
     Marketable securities held in trust .......................................       8,383               10,747
     Receivables, less allowance for doubtful receivables
        of $11,175 and $3,713 ..................................................      27,155               33,165
     Deferred income taxes .....................................................       9,598               10,211
     Refundable income taxes ...................................................       3,053                3,241
     Other current assets ......................................................       2,144                2,734
                                                                                   ---------            ---------
        Total current assets ...................................................      93,404              106,716

COMPUTERS, FURNITURE AND EQUIPMENT, NET ........................................       2,221                3,520
GOODWILL .......................................................................          --                3,526
DEFERRED INCOME TAXES ..........................................................      13,304                7,438
LONG-TERM RECEIVABLES AND OTHER ................................................       6,229                6,438
                                                                                   ---------            ---------
        Total assets ...........................................................   $ 115,158            $ 127,638
                                                                                   =========            =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
     Accounts payable ..........................................................   $   2,462            $   1,116
     Accrued compensation and related costs ....................................      14,817               16,043
     Deferred compensation .....................................................       8,383               10,747
     Restructuring and other accruals ..........................................       3,102                2,687
     Other current liabilities .................................................       4,063                4,428
                                                                                   ---------            ---------
        Total current liabilities ..............................................      32,827               35,021

DEFERRED INCOME TAXES DUE TO FORMER SUBSIDIARY .................................       6,204                6,244
COMMITMENTS AND CONTINGENCIES ..................................................          --                   --
                                                                                   ---------            ---------
        Total liabilities ......................................................      39,031               41,265
                                                                                   ---------            ---------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; shares authorized--
        10,000,000; none issued ................................................          --                   --
     Common stock, $.01 par value; shares authorized--
        100,000,000; shares issued-- 44,695,788 and 44,565,515 .................         447                  446
     Capital in excess of par value ............................................     122,628              122,935
     Accumulated deficit .......................................................     (44,917)             (35,552)
     Treasury Stock, at cost, 1,027,546 and 567,901 shares .....................      (1,897)              (1,295)
     Accumulated other comprehensive (loss) income:
        Unrealized holding loss, net ...........................................        (169)                (276)
        Cumulative translation adjustment ......................................          35                  115
                                                                                   ---------            ---------
        Total stockholders' equity .............................................      76,127               86,373
                                                                                   ---------            ---------

        Total liabilities and stockholders' equity .............................   $ 115,158            $ 127,638
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

                          TECHNOLOGY SOLUTIONS COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                           For the Three             For the Nine
                                                                            Months Ended             Months Ended
                                                                           September 30,             September 30,
                                                                           -------------             -------------
                                                                          2001        2000          2001        2000
                                                                          ----        ----          ----        ----
                                                                             (unaudited)               (unaudited)

REVENUES ............................................................   $  29,503   $  31,044    $  97,607    $ 100,480
                                                                        ---------   ---------    ---------    ---------

COSTS AND EXPENSES:
  Project personnel .................................................      15,724      17,486       51,771       50,980
  Other project expenses ............................................       3,279       5,704       12,089       15,312
  Bad debt expense ..................................................         355       3,316        8,850        3,893
  Management and administrative support .............................       6,824       7,330       24,756       24,056
  Goodwill amortization .............................................          --         230          383          690
  Restructuring and other (credits) charges .........................          --        (926)       7,768        3,775
  Incentive compensation ............................................       2,213       1,015        6,872        6,061
                                                                        ---------   ---------    ---------    ---------
                                                                           28,395      34,155      112,489      104,767
                                                                        ---------   ---------    ---------    ---------

OPERATING INCOME (LOSS) .............................................       1,108      (3,111)     (14,882)      (4,287)
                                                                        ---------   ---------    ---------    ---------

OTHER INCOME (EXPENSE):
  Net investment income .............................................         499         741        1,438        2,604
  Interest expense ..................................................          --          --           --          (14)
                                                                        ---------   ---------    ---------    ---------
                                                                              499         741        1,438        2,590
                                                                        ---------   ---------    ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES ...................................       1,607      (2,370)     (13,444)      (1,697)

INCOME TAX PROVISION (BENEFIT) ......................................         670        (853)      (4,079)        (530)
                                                                        ---------   ---------    ---------    ---------

NET INCOME (LOSS) ...................................................   $     937   $  (1,517)   $  (9,365)   $  (1,167)
                                                                        =========   =========    =========    =========

BASIC NET EARNINGS (LOSS)
  PER COMMON SHARE ..................................................   $    0.02   $   (0.03)   $   (0.21)   $   (0.03)
                                                                        =========   =========    =========    =========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING .........................................      43,951      44,456       44,142       44,152
                                                                        =========   =========    =========    =========

DILUTED NET EARNINGS (LOSS)
  PER COMMON SHARE ..................................................   $    0.02   $   (0.03)   $   (0.21)   $   (0.03)
                                                                        =========   =========    =========    =========

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING ................................................      45,033      44,456       44,142       44,152
                                                                        =========   =========    =========    =========

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

================================================================================

                          TECHNOLOGY SOLUTIONS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                      For the
                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                                    ------------
                                                                                                2001             2000
                                                                                                ----             ----
                                                                                                     (unaudited)
         CASH FLOWS FROM OPERATING ACTIVITIES:
           Net loss.................................................................          $(9,365)         $ (1,167)
           Restructuring and other charges..........................................            7,768             3,775
           Adjustments to reconcile net loss to net
             cash from operating activities:
              Depreciation and amortization.........................................            1,644             3,292
              Provisions for receivable valuation allowances and
                reserves for possible losses, net of recoveries.....................            8,850             3,893
              Loss on sale of investments...........................................               --                 9
              Deferred income taxes.................................................           (5,180)              (41)

              Changes in assets and liabilities:
                Receivables.........................................................           (3,065)          (12,028)
                Purchases of trading securities related to deferred
                  compensation plan, net of market adjustments......................              (83)           (2,311)
                Former employees' distributions from
                  deferred compensation plan........................................            2,447               980
                Refundable income taxes.............................................              187            (1,319)
                Other current assets................................................                8             1,065
                Accounts payable....................................................            1,363            (1,279)
                Accrued compensation and related costs..............................           (1,113)           (5,180)
                Deferred compensation...............................................           (2,364)            1,331
                Restructuring and other accruals....................................           (2,886)           (9,043)
                Other current liabilities...........................................             (292)           (1,961)
                Other assets........................................................              338            (3,685)
                                                                                              -------          --------
                  Net cash used in operating activities.............................           (1,743)          (23,669)
                                                                                              -------          --------

         CASH FLOWS FROM INVESTING ACTIVITIES:
           Proceeds from available-for-sale securities..............................            4,425             1,225
           Capital expenditures.....................................................             (828)           (1,613)
           Additional cash contribution to eLoyalty Corporation.....................               --           (20,000)
           Cash used by discontinued operations.....................................               --            (2,311)
                                                                                              -------          --------
                  Net cash provided by (used in) investing activities...............            3,597           (22,699)
                                                                                              -------          --------

         CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from exercise of stock options..................................              937             4,943
           Proceeds from employee stock purchase plan...............................              877             2,175
           Purchase of treasury stock...............................................           (2,895)             (573)
                                                                                              -------          --------
                  Net cash (used in) provided by financing activities...............           (1,081)            6,545
                                                                                              -------          --------

         EFFECT OF EXCHANGE RATE CHANGES ON CASH
           AND CASH EQUIVALENTS.....................................................              (48)              279
                                                                                              -------          --------
         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS.........................................................              725           (39,544)

         CASH AND CASH EQUIVALENTS,
           BEGINNING OF PERIOD......................................................           40,574            81,002
                                                                                              -------          --------

         CASH AND CASH EQUIVALENTS, END OF PERIOD...................................          $41,299          $ 41,458
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

================================================================================

                          TECHNOLOGY SOLUTIONS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 1 --BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Technology Solutions Company and its subsidiaries (TSC or the Company). The consolidated balance sheet as of September 30, 2001, the consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000 and the consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2001 and for all periods presented. All adjustments made, except those related to restructuring and other charges, have been of a normal and recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the United States Securities and Exchange Commission (SEC) on March 22, 2001.

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

On February 15, 2000, TSC distributed the common stock of eLoyalty Corporation (eLoyalty) owned by the Company to the Company's stockholders (the Spin-Off). eLoyalty operated within the Company prior to the Spin-Off and is now a separate, publicly traded company. There were no discontinued operations in the Company's results of operations for the nine months ended September 30, 2000, as the Company provided for the estimated loss on distribution in its results of operations for the year ended December 31, 1999. The total net assets contributed to eLoyalty at the Spin-Off was $96.6 million which consisted of current assets of $104.4 million, non-current assets of $18.7 million, current liabilities of $28.0 million and other comprehensive loss of $1.5 million.

NOTE 3 -- STOCK OPTIONS

As of September 30, 2001, options to purchase 10.1 million shares of common stock were outstanding and options to purchase an additional 3.4 million shares of common stock were available for grant under the Technology Solutions Company 1996 Stock Incentive Plan.

================================================================================
                                     Page 6

                          TECHNOLOGY SOLUTIONS COMPANY

================================================================================

NOTE 4 -- CAPITAL STOCK

In September 2000, the Company announced its plan to repurchase up to a total of 3,000,000 shares of its outstanding common stock (the Repurchase Program). This amount was increased to 5,000,000 in August 2001. During the nine months ended September 30, 2001, the Company repurchased 1,530,927 common shares (901,577 during the quarter ended September 30, 2001) under the Repurchase Program for an aggregate purchase price of $2,894,921. As of September 30, 2001 cumulative purchases under the Repurchase Program were 2,564,027 common shares and 2,435,973 common shares were available for purchase.

NOTE 5 -- EARNINGS (LOSS) PER COMMON SHARE

The Company discloses basic and diluted earnings (loss) per share in the consolidated statements of operations under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Earnings
(loss) per common share assuming dilution is computed by dividing net earnings
(loss) by the weighted average number of common shares outstanding during each period presented, plus the dilutive effect of common equivalent shares arising from the assumed exercise of stock options using the treasury stock method. Common equivalent shares of 3,290,000, 1,545,000 and 3,997,000 were not included in the diluted loss per share calculation as they were antidilutive for the three months ended September 30, 2000 and the nine months ended September 30, 2001 and 2000, respectively. Earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period presented.

     Reconciliation of Basic and Diluted Earnings (Loss) Per Share for the Three
     ---------------------------------------------------------------------------
Months Ended
------------

(In thousands, except per share data)

                          September 30, 2001          September 30, 2000
                      ----------------------------------------------------------
                              (unaudited)                 (unaudited)
                                           Per                            Per
                         Net             Common      Net                 Common
                       Income   Shares    Share     Loss       Shares     Share
                       ------   ------    -----     ----       ------     -----
Basic Earnings (Loss)
Per Share               $937    43,951    $0.02   $(1,517)     44,456    $(0.03)
                                          =====                          ======

Effect of Stock
Options                   --     1,082                 --          --
                        ----   -------            -------      ------
Diluted Earnings
(Loss) Per Share        $937    45,033    $0.02   $(1,517)     44,456    $(0.03)
                        ====   =======    =====   =======      ======    ======

================================================================================
                                     Page 7

                          TECHNOLOGY SOLUTIONS COMPANY

================================================================================



    Reconciliation of Basic and Diluted Loss Per Share for the Nine Months Ended
--------------------------------------------------------------------------------

(In thousands, except per share data)

                          September 30, 2001             September 30, 2000
                      ---------------------------  ----------------------------
                             (unaudited)                    (unaudited)

                                          Per                             Per
                          Net            Common        Net               Common
                         Loss    Shares   Share        Loss    Shares    Share
                         ----    ------   -----        ----    ------    -----

Basic Loss
Per Share              $(9,365)  44,142  $(0.21)     $(1,167)  44,152   $(0.03)
                                         ======                         ======
Effect of Stock
Options                     --       --                   --       --
                       -------   ------              -------   ------
Diluted Loss Per
Share                  $(9,365)  44,142  $(0.21)     $(1,167)  44,152   $(0.03)
                       =======   ======  ======      =======   ======   ======

================================================================================
                                     Page 8

                          TECHNOLOGY SOLUTIONS COMPANY

================================================================================

NOTE 6 -- COMPREHENSIVE INCOME (LOSS)

The Company's comprehensive income (loss) was as follows:

                                                                           For the Three Months Ended
(In thousands)                                                                    September 30,
                                                                           --------------------------

                                                                               2001           2000
                                                                           -----------    -----------
Net Income (Loss).................................................         $       937    $    (1,517)
Other Comprehensive Income (Loss):
   Net Unrealized Holding Gains (Losses) on
     Available-for-Sale Securities, net of tax....................                  26            (15)

   Translation Adjustment                                                          (95)           (17)
                                                                           -----------    -----------

      Other Comprehensive Loss ...................................                 (69)           (32)
                                                                           -----------    -----------

Total Comprehensive Income (Loss).................................         $       868    $    (1,549)
                                                                           ===========    ===========



                                                                            For the Nine Months Ended
(In thousands)                                                                    September 30,
                                                                           --------------------------

                                                                               2001           2000
                                                                           -----------    -----------

Net Loss..........................................................         $    (9,365)   $    (1,167)
Other Comprehensive Income (Loss):
   Net Unrealized Holding Gains (Losses) on
     Available-for-Sale Securities, net of tax....................                 107            (96)
   Translation Adjustment                                                          (80)            50
                                                                           -----------    -----------
      Other Comprehensive Income (Loss)...........................                  27            (46)
                                                                           -----------    -----------

Total Comprehensive Loss..........................................         $    (9,338)   $    (1,213)
                                                                           ===========    ===========


================================================================================
                                     Page 9

                          TECHNOLOGY SOLUTIONS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
================================================================================

NOTE 7 -- BUSINESS SEGMENTS

Prior to June 2001, the Company was organized into two business segments, Digital Enterprise Consulting (currently named Enterprise Commerce Management or
ECM) and Peer3. Effective June 4, 2001, the Company terminated the investment in and closed the Peer3 software development operation within the Peer3 segment. The Company retained the Change and Learning Management (CLM) business (which was included in the Peer3 segment) and currently reports the CLM business within ECM. ECM provides information technology consulting and business consulting services that help clients develop and implement solutions that deliver business benefits through technology. ECM includes TSC's Enterprise Management, Digital Supply Chain Management, Extended Support Services and Change and Learning Management practices.

The following is revenue and identifiable asset information by geographic area (in thousands):

For and as of the Three Months         United         Foreign
Ended September 30, 2001               States      Subsidiaries    Total
-------------------------------        ------      ------------    -----
Revenues                              $ 28,247        $1,256      $ 29,503
Identifiable assets                   $109,553        $5,605      $115,158

For and as of the Three Months         United         Foreign
Ended September 30, 2000               States      Subsidiaries    Total
-------------------------------        ------      ------------    -----
Revenues                              $ 29,679        $1,365      $ 31,044
Identifiable assets                   $118,867        $3,900      $122,767

For and as of the Nine Months          United         Foreign
Ended September 30, 2001               States      Subsidiaries    Total
-------------------------------        ------      ------------    -----
Revenues                              $ 91,810        $5,797      $ 97,607
Identifiable assets                   $109,553        $5,605      $115,158

For and as of the Nine Months          United         Foreign
Ended September 30, 2000               States      Subsidiaries    Total
-------------------------------        ------      ------------    -----
Revenues                              $ 95,410        $5,070      $100,480
Identifiable assets                   $118,867        $3,900      $122,767

Foreign revenues and identifiable assets are based on the country in which the legal subsidiary is domiciled. No single foreign country's revenues or identifiable assets were material to the consolidated revenues or identifiable assets of the Company.

================================================================================
                                    Page 10

                          TECHNOLOGY SOLUTIONS COMPANY

================================================================================

NOTE 8 -- DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In connection with a loan receivable, on June 30, 2000 the Company paid $0.2 million and received a warrant to purchase up to 94,563 shares of common stock of another company. The warrant is considered a derivative under SFAS No. 133, therefore changes in fair market value are reported in the Company's results of operations. The warrant will expire on June 30, 2008 and has been written-down by $0.2 million.

NOTE 9 -- OTHER EVENTS

During the quarter ended June 30, 2001, the Company recorded $9.2 million in restructuring and other charges comprised of $6.9 million relating to the closure of the Peer3 software development operation and $2.3 million in non-Peer3 severance related costs. The Peer3 charge included $3.0 million in goodwill impairment, $0.9 million in asset write-offs, $0.6 million in costs associated with lease terminations, $1.5 million in severance costs, $0.4 million in professional fees and $0.5 million in computer lease terminations, commitments and other costs. As of September 30, 2001, the Company had made cash payments of $0.8 million related to Peer3 severance costs of approximately 30 employees, $0.4 million in professional fees, $0.1 million in lease costs and $0.3 million in other costs. The remaining accrual balance of $1.2 million relates to lease terminations and severance costs and is expected to be utilized by February 2003. The non-Peer3 severance charge of $2.3 million relates to $1.5 million in severance costs, $0.5 million in asset write-offs and $0.3 million in other costs. As of September 30, 2001, the Company had used $1.3 million of this charge for cash payments of $0.8 million related to the severance of approximately 70 employees and $0.5 million in asset write-offs. The remaining accrual balance of $1.0 million is expected to be utilized by the end of the second quarter of 2002.

During the quarter ended March 31, 2000, the Company recorded a pre-tax charge of $4.7 million for the closure of its Latin American operations. During the quarter ended September 30, 2000, the Company collected $0.4 million of accounts receivables previously written-off and, as a result, the cumulative charge was reduced to $4.3 million. As of September 30, 2001, the Company had used approximately $4.1 million of this charge for cash payments of $2.9 million related to severance costs for approximately 40 employees, lease terminations and professional fees ($0.1 million paid during the nine months ended September 30, 2001) and $1.6 million in asset write-offs, offset by the accounts receivables collections of $0.4 million. The remaining accrual balance of $0.2 million as of September 30, 2001 represents professional fees, tax charges and various other closure costs and is expected to be utilized by the end of 2001.

During the quarter ended December 31, 1999, the Company recorded $7.0 million in restructuring and other charges associated with lease terminations of $3.0 million, former executive severance costs of $1.8 million, CourseNet Systems, Inc. acquisition costs of $1.3 million and write-offs of other assets of $0.9 million. The Company determined that a portion of

================================================================================
                                    Page 11

                          TECHNOLOGY SOLUTIONS COMPANY

================================================================================

the lease terminations became unnecessary due to changes in TSC office usage by TSC and eLoyalty and also determined that the actual costs for these lease terminations would be less than previously anticipated and, as a result, the cumulative charge was reduced by $0.4 million to $6.6 million during the quarter ended September 30, 2000 and by $1.5 million to $5.1 million during the quarter ended March 31, 2001. As of September 30, 2001, the Company had made cash payments of $1.8 million (paid during the quarter ended March 31, 2000) for executive severance costs, and $0.2 million in lease costs (paid during the nine months ended September 30, 2001). The remaining accrual balance of $0.7 million as of September 30, 2001 relates to amounts that the Company is contractually obligated to pay through 2004 as a result of lease terminations.

In addition, on March 30, 1999, the Company announced that it was making a number of changes to its business operations and, as a result, the Company recorded a restructuring charge of $10.5 million associated with those changes and the severance of employees, primarily consulting personnel. During the quarter ended September 30, 2000, the Company determined that $0.1 million of this charge was overestimated and, as a result, the cumulative charge was reduced to $10.4 million. The Company used the full restructuring accrual of $10.4 million for cash payments of $8.8 million associated with the severance of approximately 270 employees and $1.6 million in asset write-offs and other costs.

================================================================================
                                    Page 12

                          TECHNOLOGY SOLUTIONS COMPANY

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared with Three Months Ended September 30, 2000

Consolidated net revenues for the quarter ended September 30, 2001 decreased 5 percent to $29.5 million compared with $31.0 million for the same period in the prior year. This decrease was primarily due to an overall decline in the demand for information technology services.

Project personnel costs, which represent mainly professional salaries and benefits, decreased to $15.7 million for the quarter ended September 30, 2001 from $17.5 million for the same period in the prior year, a decrease of 10 percent. The decrease was mainly due to a decrease in professional headcount resulting from the second quarter 2001 restructuring and other charges (as discussed further in this section), slightly offset by annual salary increases. Project personnel costs as a percentage of net revenues decreased to 53 percent for the quarter ended September 30, 2001 from 56 percent for the same period in the prior year due to these headcount reductions and the resulting higher staff utilization.

Other project expenses consist of nonbillable expenses incurred for client projects and business development. These expenses include recruiting fees, sales and marketing expenses, personnel training, and software development costs. Other project expenses decreased to $3.3 million for the quarter ended September 30, 2001 from $5.7 million for the same period in the prior year, a decrease of $2.4 million, or 43 percent. This decrease was due to a decrease of $1.2 million in travel costs as a result of lower headcount and the Company implementing more effective cost controls throughout the period, a decrease of $0.7 million in software development costs as a result of the closure of the Peer3 software development operation in the second quarter of 2001 (as discussed further in this section), a decrease of $0.2 million in other headcount related costs such as hiring, training and communication expenses and a decrease of $0.3 million in various other costs including international costs and sales commission expenses. Other project expenses as a percentage of net revenues decreased to 11 percent for the quarter ended September 30, 2001 from 18 percent for the same period in the prior year as a result of the items mentioned above.

Bad debt expense decreased to $0.4 million for the quarter ended September 30, 2001 from $3.3 million for the same period in the prior year. During the quarter ended September 30, 2000, the Company recorded $2.7 million of bad debt expense mainly due to cash flow problems at dot-com clients.

Management and administrative support costs consist of practice area costs which include support personnel, practice area selling, marketing and recruiting costs; and infrastructure costs which include office costs, internal systems, human resources, accounting, finance, tax, investor relations, legal, corporate marketing and corporate recruiting. Management and administrative support costs decreased $0.5 million to $6.8

================================================================================
                                    Page 13

                          TECHNOLOGY SOLUTIONS COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)
================================================================================

million for the quarter ended September 30, 2001 from $7.3 million for the same period in the prior year. This decrease included a decrease in practice area management and administrative costs of $0.8 million, offset by an increase in infrastructure costs of $0.3 million. The decrease in practice area management and administrative costs included decreases in selling and marketing expenses and recruiting costs. As a result of the Spin-Off (see Note 2), TSC and eLoyalty entered into a Shared Services Agreement pursuant to which TSC provided to eLoyalty certain administrative services. The Company charged these services to eLoyalty and, as a result, infrastructure costs were reduced by $0.8 million during the quarter ended September 30, 2000. There was no such offset during the quarter ended September 30, 2001. Disregarding amounts billed to eLoyalty, infrastructure costs decreased $0.5 million during the quarter ended September 30, 2001 compared to the same period in the prior year.

Goodwill amortization of $0.2 million was recorded during the quarter ended September 30, 2000 as a result of a previous acquisition. During the quarter ended June 30, 2001, the Company closed the Peer3 software development operations and recorded a goodwill impairment charge of $3.0 million (as discussed further in this section). Accordingly, there was no goodwill expense for the quarter ended September 30, 2001.

During the quarter ended September 30, 2000, the Company reversed previously incurred restructuring and other charges of $0.9 million. This reversal reflected the collection of accounts receivable previously written off of $0.4 million, the reduction of previous charges for certain lease terminations of $0.4 million and the reduction of previously taken severance charges of $0.1 million.

Incentive compensation of $2.2 million was accrued during the quarter ended September 30, 2001 compared to $1.0 million for the same period in the prior year. Incentive compensation as a percentage of net revenues increased to 8 percent for the quarter ended September 30, 2001 from 3 percent for the same period in the prior year. This increase was primarily a result of the Company achieving more of its internal performance targets for the quarter ended September 30, 2001 as compared to the same period in the prior year. The Company expects to continue to accrue incentive compensation throughout the 2001 calendar year.

Consolidated operating income was $1.1 million for the quarter ended September 30, 2001 compared to consolidated operating loss of $3.1 million for the same period in the prior year. The Company's operating loss for the quarter ended September 30, 2000 included $0.9 million of credits relating to the prior period restructuring and other charges. Excluding this credit, the operating loss for the quarter ended September 30, 2000 was $4.0 million. This improvement in operating income was mainly due to the decrease in project personnel costs, other project expenses and bad debt expense, partially offset by a decline in revenues.

================================================================================
                                    Page 14

                         TECHNOLOGY SOLUTIONS COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)
================================================================================

Other income and expense for the quarter ended September 30, 2001 was $0.5 million compared to $0.7 million for the same period in the prior year. The decrease is a result of lower cash and cash equivalent balances and lower interest rates during the quarter ended September 30, 2001 compared to the same period in the prior year.

The Company's effective tax rate for the quarter ended September 30, 2001 was a tax provision of 42 percent compared to a tax benefit of 36 percent for the same period in the prior year. The tax charge for the quarter ended September 30, 2001 is higher than the federal tax rate mainly due to the effect of state income taxes.

Weighted average number of common shares outstanding decreased due to treasury stock purchases, offset by the exercise of stock options and the issuance of shares under the Company's employee stock purchase plan. Weighted average number of common and common equivalent shares outstanding increased because there was no adjustment for the effect of stock options as the adjustment would have been anti-dilutive for the quarter ended September 30, 2000.

Nine Months Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000

Consolidated net revenues for the nine months ended September 30, 2001 decreased 3 percent to $97.6 million compared with $100.5 million for the same period in the prior year. This decrease was primarily due to an overall decline in the demand for information technology services, offset by an increase in average billing rates.

Project personnel costs increased slightly to $51.8 million for the nine months ended September 30, 2001 from $51.0 million for the same period in the prior year, an increase of 2 percent. The increase was mainly due to annual salary increases, partially offset by lower average headcount resulting from second quarter 2001 restructuring charges (as described further in this section). Project personnel costs as a percentage of net revenues increased to 53 percent for the nine months ended September 30, 2001 from 51 percent for the same period in the prior year due to lower staff utilization during the first and second quarters of 2001. As a result of these headcount reductions, utilization improved during the quarter ended September, 30, 2001 compared to the same period in the prior year.

Other project expenses decreased to $12.1 million for the nine months ended September 30, 2001 from $15.3 million for the same period in the prior year, a decrease of $3.2 million. This decrease was mainly due to a decrease of $2.6 million in travel costs as a result of lower average headcount and the Company implementing more effective cost controls throughout the period and a decrease of $0.6 million in various other costs including software development costs as a result of the closure of the Peer3 software development operation in the second quarter of 2001 and international expenses. Other project expenses as a percentage of net revenues decreased to 12 percent for the nine months ended September 30, 2001 from 15 percent for the same period in the prior year as a result of

================================================================================
                                    Page 15

                         TECHNOLOGY SOLUTIONS COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)
================================================================================

the items mentioned above.

Bad debt expense increased to $8.9 million for the nine months ended September 30, 2001 from $3.9 million for the same period in the prior year. The Company recorded $7.6 million during the second quarter of 2001 and $2.7 million during the third quarter of 2000 of bad debt expense mainly due to financial problems at dot-com clients.

Management and administrative support costs increased to $24.8 million for the nine months ended September 30, 2001 from $24.1 million for the same period in the prior year. This increase included an increase in infrastructure costs of $1.6 million offset by a decrease in practice area management and administrative costs of $0.9 million. As a result of the Spin-Off, TSC and eLoyalty entered into a Shared Services Agreement pursuant to which TSC provided to eLoyalty certain administrative services. The Company charged these services to eLoyalty and, as a result, infrastructure costs were reduced by $3.5 million during the nine months ended September 30, 2000. There was no such offset during the nine months ended September 30, 2001. Disregarding amounts billed to eLoyalty, infrastructure costs decreased $1.9 million during the nine months ended September 30, 2001 compared to the same period in the prior year. This decrease included decreases in domestic office costs, internal systems and human resources areas and corporate marketing expenses. The decrease in practice area management and administrative costs of $0.9 million included decreases in selling and marketing expenses, recruiting costs and international costs.

Goodwill amortization of $0.4 million was recorded during the nine months ended September 30, 2001 compared to $0.7 million for the same period in the prior year. During the quarter ended June 30, 2001, the Company closed the Peer3 software development operations and recorded a goodwill impairment charge of $3.0 million (as discussed further in this section).

During the quarter ended June 30, 2001, the Company recorded $9.2 million in restructuring and other charges comprised of $6.9 million relating to the closure of the Peer3 software development operation and $2.3 million in non-Peer3 severance related costs. The Peer3 charge included $3.0 million in goodwill impairment, $0.9 million in asset write-offs, $0.6 million in costs associated with lease terminations, $1.5 million in severance costs, $0.4 million in professional fees and $0.5 million in computer lease terminations, commitments and other costs. As of September 30, 2001, the Company had made cash payments of $0.8 million related to Peer3 severance costs of approximately 30 employees, $0.4 million in professional fees, $0.1 million in lease costs and $0.3 million in other costs. The remaining accrual balance of $1.2 million relates to lease terminations and severance costs and is expected to be utilized by February 2003. The non-Peer3 severance charge of $2.3 million relates to $1.5 million in severance costs, $0.5 million in asset write-offs and $0.3 million in other costs. As of September 30, 2001, the

================================================================================
                                    Page 16

                         TECHNOLOGY SOLUTIONS COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)
================================================================================

Company had used $1.3 million of this charge for cash payments of $0.8 million related to the severance of approximately 70 employees and $0.5 million in asset write-offs. The remaining accrual balance of $1.0 million is expected to be utilized by the end of the second quarter of 2002.

During the quarter ended March 31, 2000, the Company recorded a pre-tax charge of $4.7 million for the closure of its Latin American operations. During the quarter ended September 30, 2000, the Company collected $0.4 million of accounts receivables previously written-off and, as a result, the cumulative charge was reduced to $4.3 million. As of September 30, 2001, the Company had used approximately $4.1 million of this charge for cash payments of $2.9 million related to severance costs for approximately 40 employees, lease terminations and professional fees ($0.1 million paid during the nine months ended September 30, 2001) and $1.6 million in asset write-offs, offset by the accounts receivables collections of $0.4 million. The remaining accrual balance of $0.2 million as of September 30, 2001 represents professional fees, tax charges and various other closure costs and is expected to be utilized by the end of 2001.

In addition to the credit taken for the Latin America charge as discussed above, during the nine months ended September 30, 2000, the Company reversed previously incurred restructuring and other charges of $0.5 million. This reversal reflected the reduction of previous charges for certain lease terminations of $0.4 million and the reduction of previously taken severance charges of $0.1 million.

Incentive compensation of $6.9 million was accrued during the nine months ended September 30, 2001 compared to $6.1 million for the same period in the prior year. Incentive compensation as a percentage of net revenues increased to 7 percent for the nine months ended September 30, 2001 compared to 6 percent for the same period in the prior year. This increase was primarily a result of the Company achieving more of its internal performance targets for the nine months ended September 30, 2001 as compared to the same period in the prior year. The Company expects to continue to accrue incentive compensation throughout the 2001 calendar year.

Consolidated operating loss was $14.9 million for the nine months ended September 30, 2001 compared to consolidated operating loss of $4.3 million for the same period in the prior year. The Company's operating loss for the nine months ended September 30, 2001 included $9.2 million of charges relating to the closure of the Peer3 software development operation and non-Peer3 severance costs, offset by a credit for prior year restructuring and other charges of $1.5 million. The Company's operating loss for the nine months ended September 30, 2000 included a charge for the closure of the Latin American operations of $4.7 million, offset by credits for prior restructuring and charges of $0.9 million. Excluding these charges and credits, the operating loss for the nine months ended September 30, 2001 was $7.1 million compared to $0.5 million for the same period in the prior year. This decrease

================================================================================
                                    Page 17

                         TECHNOLOGY SOLUTIONS COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)
================================================================================

was mainly due an increase in the bad debt expense and the decline in revenues, offset by a decrease in other project expenses.

Other income and expense for the nine months ended September 30, 2001 was $1.4 million compared to $2.6 million for the same period in the prior year. The decrease is a result of lower cash and cash equivalent balances and lower interest rates during the nine months ended September 30, 2001 compared to the same period in the prior year. The decrease in cash and cash equivalent balances partially resulted from the Spin-Off of eLoyalty and the costs associated with the Spin-Off.

The Company's effective tax rate for the nine months ended September 30, 2001 was a tax benefit of 30 percent compared to a tax benefit of 31 percent for the same period in the prior year.

Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding decreased slightly due to treasury stock purchases, offset by the exercise of stock options and the issuance of shares under the Company's employee stock purchase plan.

On February 15, 2000 TSC completed the Spin-Off (see Note 2). For the nine months ended September 30, 2000, there were no discontinued operations reported for the Spin-Off in the Company's results of operations, as the Company provided for the net loss on distribution in its results of operations for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $0.7 million during the nine months ended September 30, 2001. The increase resulted from the proceeds from available-for sale securities of $4.4 million (transferred from marketable securities) and the exercise of stock options and issuance of employee stock purchase shares of $1.8 million, offset by treasury stock purchases of $2.9 million and cash paid for restructuring and other charges of $2.9 million. Marketable Securities Held in Trust relates to the Company's deferred compensation plan and is not generally available for operations. Historically this was classified under Marketable Securities.

Net cash used in operating activities was $1.7 million and $23.7 million for the nine months ended September 30, 2001 and 2000, respectively. Net cash used in operating activities for the nine months ended September 30, 2001 mainly resulted from payments made for restructuring and other charges. Cash commitments relating to remaining restructuring and other charges are $1.3 million in severance related costs and $1.8 million of other commitments and are expected to be paid through 2004. The Company believes that its cash and cash equivalents, marketable securities and anticipated cash flows are sufficient to meet the Company's current cash requirements.

Net cash provided by investing activities was $3.6 million for the nine months ended September 30, 2001. The Company received $4.4 million from the sale of available-for-

================================================================================
                                    Page 18

                         TECHNOLOGY SOLUTIONS COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)
================================================================================

sale securities. The proceeds from available-for-sale securities were transferred to cash and cash equivalents. Capital expenditures for the nine months ended September 30, 2001 were $0.8 million. The Company currently has no material commitments for capital expenditures.

The Company has a $10.0 million unsecured line of credit facility (the Facility) with Bank of America National Trust and Savings Association (Bank of America). The agreement expires December 31, 2001. At the Company's election, loans made under the Facility bear interest at either the Bank of America reference rate or the applicable Eurodollar interest rate plus 0.75 percent. The unused line fee is 0.125 percent of the unused portion of the commitment. The Facility requires, among other things, the Company to maintain certain financial ratios. As of September 30, 2001, the Company was in compliance with these financial ratio requirements. There was no borrowing under the line of credit during the nine months ended September 30, 2001.

NEW ACCOUNTING STANDARDS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective for any business combinations initiated after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method of accounting. Use of the pooling-of-interests method is no longer permitted. SFAS No. 142 will be effective for TSC January 1, 2002. Under SFAS No. 142, goodwill should no longer be amortized to earnings, but instead be reviewed for impairment on at least an annual basis. The Company anticipates that the adoption of SFAS No. 141 and SFAS No. 142 will not have a significant effect on the Company's results of operations or its financial position.

On August 15, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required for adoption for fiscal years beginning after June 14, 2002. The Company anticipates that the adoption of SFAS No. 143 will not have a significant effect on the Company's results of operations or its financial position.

On October 3, 2001, the FASB issued SFAS No.144, "Accounting for the impairment or Disposal of Long-Lived Assets." The objectives of SFAS No. 144 are to address the significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of," and to develop a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company anticipates that the adoption of SFAS No. 144 will not have a significant effect on the Company's results of operations or its financial position.

================================================================================
                                    Page 19

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

================================================================================
                                    Page 20

                          TECHNOLOGY SOLUTIONS COMPANY

                           PART II. OTHER INFORMATION
================================================================================

ITEM 6--EXHIBITS AND REPORT ON FORM 8-K

     (a) No reports on Form 8-K were filed during the quarter ended September 30, 2001.

          All other items in Part II are either not applicable to the Company during the quarter ended September 30, 2001, the answer is negative, or a response has been previously reported and an additional report of the information is not required, pursuant to the instructions to Part II.

================================================================================
                                     Page 21

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November 2001.

                                TECHNOLOGY SOLUTIONS COMPANY



Date: November 9, 2001         By:  /s/ LAURENCE P. BIRCH
      --------------------           -----------------------------
                                            Laurence P. Birch
                                         Chief Financial Officer

================================================================================
                                    Page 22