Form 10-K
period 2001-12-31
TECHNOLOGY SOLUTIONS COMPANY
filed 2002-03-19
CIK 877645

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2001

Commission file number 0 - 19433

Technology Solutions Company

Incorporated in the State of Delaware
Employer Identification No. 36-3584201

205 North Michigan Avenue, Suite 1500, Chicago, Illinois 60601
(312) 228-4500

Securities Registered Pursuant To Section 12(g) Of The Act:
Common Stock, $.01 par value per share
Preferred Stock Purchase Rights

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

        The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant (based upon the per share closing price of $1.76 on March 8, 2002, and, for the purpose of this calculation only, the assumption that all of registrant's directors and executive officers are affiliates) was approximately $73 million.

        The number of shares outstanding of the registrant's Common Stock, $.01 par value per share, as of March 8, 2002 was 42,596,942.

        Documents Incorporated by Reference: Information required by Part III (Items 10, 11, 12 and 13) of this document is incorporated by reference to certain portions of registrant's definitive Proxy Statement distributed in connection with its 2002 Annual Meeting of Stockholders.

Technology Solutions Company

PART I.

ITEM 1. BUSINESS

General

        Technology Solutions Company ("TSC") is a leading systems integrator and consulting firm focused on helping organizations achieve operational excellence and extend their enterprises. TSC specializes in technical consulting and the implementation of packaged software applications. TSC trades on the Nasdaq Stock Market® under the symbol "TSCC." TSC is incorporated under the laws of the state of Delaware and operates within one reportable business segment. As used herein, the terms "TSC" or the "Company," unless the context otherwise clearly requires, refer to Technology Solutions Company and its subsidiaries. This report discusses the twelve months ended December 31, 2001.

        The solutions TSC implements allow its clients to transform their organizations, their business processes and their relationships with customers, partners, suppliers, distributors and employees to help realize the full benefits of information technology ("IT"), both within the four walls of the organization and throughout the extended enterprise of the value chain. The Company accomplishes this by leveraging its industry-specific domain expertise with extensive functional and technical knowledge of the most widely used software application packages to facilitate improved efficiencies and revenue opportunities as well as reduced operating costs for its clients.

        This 10-K Report includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global economic, business, competitive, market and regulatory factors. For a discussion of certain of the assumptions and risk factors underlying any forward-looking statements contained herein, refer to the section entitled "Assumptions Underlying Certain Forward-Looking Statements and Factors That May Affect Future Results" contained in Item 7 hereof.

Services

        TSC provides services on a client-specific basis. This allows the Company to focus on each client's needs as well as to offer superior application and industry expertise in high-growth markets such as financial services and life sciences, and in application areas such as Enterprise Resource Planning ("ERP"), digital supply chain management, extended support services, change management and training. TSC typically concentrates on large corporate projects. TSC has implemented major new systems within manufacturing, distribution, retail, transportation, telecommunications, banking, insurance, healthcare and other financial service firms.

        TSC provides system integration services for core ERP solutions from SAP AG and its U.S. subsidiary SAP America, Inc. (SAP); the human resources, financial and manufacturing systems supplied by PeopleSoft, Inc. (PeopleSoft); the Oracle Applications suite of client/server products developed by Oracle Corporation (Oracle); and the Baan integrated client/server product supplied by Invensys Software and Systems Division of Invensys plc (Baan). Historically, core ERP solutions have been TSC's main offerings and currently represent approximately 70 percent of the business's revenue.

        TSC offers its clients a wide range of IT consulting and systems integration services including end-to-end integrated solutions that cross functional boundaries within the client's organization and throughout the client's extended enterprise. These services involve the full range of lifecycle services, from assessment to implementation to support.

        TSC's services frequently begin with one or more assessments. For example, on a major project the assessments may include: review of a client's current IT strategy and its consistency with the business strategy of the firm, assessment of a client's Internet strategy, and assessment of a client's computer network architecture and operations management capabilities.

        Subsequent to the assessment stage, TSC often helps develop an IT strategy with the client, assist in the selection of the appropriate platform and architecture, plan the phases of the project and then move into the implementation stage. The implementation stage generally involves integrating the following:

•	eBusiness infrastructure	•	Web site content
•	Business-to-Business (B2B) applications	•	Business-to-Consumer (B2C) applications
•	Core ERP systems	•	Supply chain management systems
•	Customer support systems

        Many of TSC's IT solutions implemented are Web-enabled. Most of the primary ERP vendors have expanded their service offerings to include capabilities, layered on the ERP backbone, that allow an enterprise to become eBusiness enabled. An increasing number of TSC's projects have an eBusiness component that extends the enterprise beyond core ERP.

        Due to its extensive domain expertise, TSC is equipped with best practice toolkits and templates that help make package-based engineering fast and reliable. The Company's seasoned project managers and integration specialists use methodologies and best practices that were assembled from years of industry and consulting experience.

        Post-implementation, TSC can provide ongoing hosting and support for systems and applications through its extended support services.

Core Offerings

        The Company's core offerings help its client's to achieve operational excellence, extend their enterprises and provide enabling capabilities.

        Operational Excellence—The Company believes efficiency within the four walls is a must to profit from an organization's core business. This means following best practices in both the discipline to execute and the systems to support. Enterprise business processes that are automated with core ERP solutions provide the foundation that allow companies to integrate their extended enterprise with their core business processes (e.g., order entry, order fulfillment and delivery), allowing them to increase the benefits of eBusiness.

        Extending the Enterprise—TSC also believes that understanding the entire supply chain is critical to an organization's success. This means a strategy that includes all constituents in the value network. The Company helps its clients with timely collaboration with the client's network partners. As companies improve their operations, they are able to make the entire value chain more efficient and effective. Companies can then pursue new ways to interface with their customers, suppliers, employees and many other business partners. TSC provides the business experience and technical expertise to enable these companies to extend their enterprises beyond their own four walls to achieve strategic advantages.

        Enabling Capabilities—The Company can also offer its clients a full array of services that ensure successful implementations, leverage intellectual capital and provide ongoing support. These capabilities include business analytics for operational data and Web-based data; technologies for change management, multimedia and end-user training; integration between disparate solutions or systems; integration with multiple applications; complete knowledge management solutions; and outsourcing support of business applications.

        With the closure of its Peer3 software development operations in June 2001 (as further discussed in Item 7), TSC intensified its focus on developing solid integration methodologies for all types of eLearning software. The eLearning integration services team prepares assessments, provides strategic recommendations, and provides implementation and integration services.

        The following are examples of the services TSC delivers to its clients:

Operational Excellence	Extending The Enterprise	Enabling Capabilities
• Help clients streamline their business processes
• Offer complete ERP implementation services
• Leverage deep knowledge of leading packaged software solutions, including:
    • Configure To Order
    • Logistics and Internal
        Supply Chain
    • Asset Management
    • Front Office Applications
    • Product Data Management
    • Manufacturing Execution
        Systems
• Other Legacy Systems	• Help clients understand their entire value network
• Help clients improve speed & collaboration across the four walls of their organization
• Leverage deep knowledge of both add-on modules and point solutions, including:
    • Product Lifecycle
        Management
    • Supply Chain Management
    • Private Exchanges
    • Customer Relationship
    Management
• eLearning	• Offer a full array of capabilities to enable business functions both inside and across the four walls of an organization, including:
    • Business Intelligence
    • Change & Learning
        Technologies
    • Enterprise Application
        Integration
    • Content Management
    • Knowledge Management
• Extended Support

Customers

        TSC serves customers in the United States and international markets. The Company's typical clients are firms that are over $500 million in annual revenue and include work at larger firms, or large divisions or subsidiaries that fall into this market segment. During 2001, TSC performed project work for over 170 corporations, including 12 of the Fortune 50 companies. During the year ended December 31, 2001, two customers represented 14 percent and 12 percent of revenues. No client accounted for ten percent or more of revenues during the years ended December 31, 2000 or 1999. TSC's business is focused on the commercial market. It does not currently have any direct engagements in the local, state and federal government segments of the domestic systems integration market.

        The Company's IT services support the vertical markets of discrete and process manufacturing, services markets, and markets with unique processes and/or regulatory compliance issues.

        Examples of these markets are:

Discrete Manufacturing	Process Manufacturing	Services	Industries with Unique Processes and/or Regulatory Compliance Issues
High-tech	Chemical	Software	Life sciences (pharmaceutical & healthcare)
Automotive	Oil & Gas	Telecommunications	Financial Services
Aerospace & Defense

Competition

        The IT consulting and systems integration markets are highly competitive and include participants from a variety of market segments. Participants include systems consulting and implementation firms, contract programming companies, application software firms, the service groups of computer equipment companies, facilities management companies, "Big Five" accounting/consulting firms, and general management consulting firms. Occasionally, some of our application software partners compete with us. Thousands of firms fall into these categories. Among the more recognizable participants in the eBusiness consulting and systems integration business are Accenture Ltd. (Accenture); Booz, Allen & Hamilton Inc.; Cambridge Technology Partners (a subsidiary of Novell, Inc.); Computer Sciences Corporation; Andersen LLP; Deloitte Consulting; Electronic Data Systems Corporation; Cap Gemini Ernst & Young; IBM; KPMG Consulting, Inc.; PricewaterhouseCoopers LLP; and Sapient Corporation.

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

        Many participants in the IT consulting and systems integration business have significantly greater financial, technical and marketing resources and client bases and, as a result, generate greater systems consulting and implementation revenues than does TSC. TSC competes more frequently with Accenture for major systems integration projects than with any other participant in the market. Accenture has substantially greater revenues, employee headcount and market share than does TSC.

        During times of economic slowdown, competition can intensify. For example, our larger competitors may pursue smaller engagements that they may otherwise not pursue. In addition, there can be pricing pressures encountered as companies try to minimize costs and negotiate lower prices for these services or perform these services in-house.

        TSC is a high-quality alternative to the "Big Five" accounting/consulting firms, combining the global experience, capabilities, methodologies and tools of the larger firms, with the flexibility and milestone-driven approach of boutique firms.

Competitive Differentiation

        TSC believes it competes primarily on the basis of the experience and expertise of its project managers, its proven track record in applying new technologies and innovative business solutions, its use of methodologies and implementation tools and the creativity of its proposals and delivered work product. Regarding price, TSC has similar or slightly higher bill rates as our competitors, but typically performs the work in fewer hours because of our more experienced consulting professionals, thus providing a lower overall cost to the client. The Company's core strengths include highly-experienced professionals with industry-specific expertise, strategic alliances with key technology solutions providers, a full range of services, and the proven ability to quickly implement new technologies. TSC has a strong heritage of referenceable client successes that dates back to its inception in 1988.

        Important factors in TSC's project work are project management as well as industry-specific and application knowledge. TSC dedicates an experienced, senior-level project manager, often a Vice President who averages 27 years of experience, to manage the typical large project. TSC's professional staff, averaging 14 years of experience, has specialized application skills and industry knowledge. This knowledge and experience is important not only to the successful development and implementation of the solution, but also to the redesign and the restructuring of the business processes utilizing the affected systems.

        TSC's project model is based on providing its clients with more experienced personnel and less personnel per client than typically provided by other firms. TSC's goal is to operate with a ratio of Vice President/Project Manager to professional staff of less than one Vice President to 15 professional staff. This compares to ratios of one partner (Vice President equivalent) to approximately 30 professional staff in many of the Big 5 consulting firms. TSC believes that its project staffing model reduces the risk of project failure and increases the consultants' ability to successfully address the clients' needs by having a knowledgeable and experienced project workforce.

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

        In each of its areas of business, TSC has developed methodologies, tools, templates, project management plans, best practices and benchmarks and other intellectual property which are used by TSC for the following:

  •
  To help improve the quality of the work performed by TSC

  •
  To lower the cost of the implementation

  •
  To reduce the time required to perform the work

        TSC's professionals bring to each client engagement technical skills, industry-specific and functional experience and significant consulting project expertise in the following areas:

        Systems Integration and Project Management—TSC works with the client to design and develop an appropriate solution to meet the client's needs. TSC's Project Manager typically assumes overall project management responsibility during the development and implementation phases and oversees the team assembled by TSC (typically consisting of a combination of TSC, client and vendor personnel) to implement the project and coordinate the various hardware, software, networking and other components.

        Software Products Expertise—Application software and other software products are increasingly used because they provide greater functionality, reduce development time and cut costs. TSC partners with many of the leading third-party software vendors that serve the systems development marketplace. We have significant expertise in successfully installing various third party software products.

        Reusable Tools and Methodologies—TSC has developed a number of methodologies, templates and tools which are used in various areas of the strategic planning, market analysis, business case, systems integration, project management and software package integration/implementation aspects of TSC's project work. These methodologies, templates and tools decrease the time required to implement a system, as well as increase reliability and reduce client risk associated with a particular project phase.

        Quality Assurance—The Company maintains a quality assurance program in which each project must have a quality assurance plan before the engagement is commenced. The plan must include the conduction of formal reviews to assure early identification and resolution of problems and other concerns to help insure the successful completion and customer satisfaction with the project. The knowledge gained through quality assurance reviews is spread throughout the Company by continuous improvements in our implementation methodologies, thereby helping the Company foresee and eliminate potential problems and concerns on other projects.

        The majority of work undertaken by TSC is based on planned phases and estimates and is recorded and billed on a time-and-materials basis as the project proceeds. The size of the team of TSC's professional staff assigned to a particular project varies depending on the size of the project and the stage of implementation. TSC's professional staff assigned to a project are billed out at various rates, depending upon the level of expertise of each individual.

Sales

        TSC employs two primary revenue approaches—one through its ongoing relationships with the leading software vendors, and the other through the relationships it cultivates through past engagements as well as through initiatives from its internal sales team.

        Through its relationships with the leading software vendors, the Company is often engaged for its consulting, integration and implementation services to leverage its industry- or solution-specific expertise.

        TSC utilizes a high-end relationship-selling model in most of its business areas. The critical component in this selling model is TSC's Vice President/Project Manager. The Project Managers are responsible for growing and enhancing the relationship between TSC and its current clients. By developing a thorough knowledge of the client's business, along with a close working relationship with the most senior members of the client's management team, TSC's Project Managers are able to establish TSC as a business partner, rather than a just a vendor, in the eyes of the client. By having a detailed knowledge of the mission, vision and strategy of the client, TSC strives to be the preferred supplier of IT and business consulting services to each client.

Alliances

        The Company maintains strategic alliances with key packaged software providers, which support and complement its service offerings. They include the leading ERP vendors—SAP, Oracle, PeopleSoft and Baan—as well as more than two dozen leading technology vendors, such as: Agile Software Corporation, MatrixOne, Inc., and PTC/ Parametric Technology Corporation (collaborative product lifecycle management); i2 Technologies, Inc. (supply chain management); Commerce One and Ariba Inc. (buy-side e-commerce/eProcurement); TanData/ConnectShip, Inc. (e-commerce shipping management); Firepond Inc. (e-commerce sales configurator); Adexa, Inc. (distributed collaborative supply chain management); Catalyst International, Inc. (warehouse management); Viewlocity, Inc. (supply chain execution management); Orsus Solutions, Ltd. (web-to-wireless software); Vitria Technology, Inc. and webMethods, Inc. (enterprise application integration); Brio Software, Inc., Cognos Inc. and Matrix Technology Group, Inc. (business intelligence); Allaire Corp./Macromedia, Inc.; AmQUEST, Inc./ Infocrossing, Inc. (technology infrastructure management services); BEA Systems, Inc. (application infrastructure software); Docent, Inc. (eLearning); Documentum, Inc. (content management); Irista/HK Systems (supply chain logistics); and Calico Commerce/ PeopleSoft, Inc. (enterprise configuration).

        Through these alliances, the Company can ensure that it remains at the forefront of technology advances. In addition, these alliances help TSC to generate revenues as they provide a source of referrals and the ability to jointly target specific accounts.

International

        TSC has limited international operations, which represented six percent of revenues for the year ended December 31, 2001 (see Note 14 in "Notes to Consolidated Financial Statements"). These international operations are in Europe. Total local staffing at the Company's international operations was five as of December 31, 2001. For discussion of certain risks related to the Company's International Operations, see "Risks of Conducting International Operations" under "Assumptions Underlying Certain Forward-Looking Statements and Factors That May Affect Future Results."

Personnel

        As of December 31, 2001, TSC had a total professional staff of 479 (excluding Infrastructure). The following table summarizes, as of December 31, 2001, the experience levels of TSC's professional staff.

	Average Relevant Experience (Years)
Level	% of Total	Consulting	Industry	Total
Vice Presidents	12%	17	10	27
Senior Principals	20%	8	15	23
Principals	33%	5	10	15
Senior Consultants	22%	3	6	9
Consultants	8%	2	5	7
Associate Consultants	5%	1	3	4

Infrastructure

        As of December 31, 2001, TSC had a staff of 59 individuals who comprised the corporate overhead infrastructure support function. The objective of the infrastructure function is to facilitate local decision-making and support the autonomy of the business and project managers, while maintaining the internal structure necessary to support TSC's goals. The functional areas within infrastructure include: senior corporate management; accounting; financial reporting; finance; tax; legal; treasury; human resources; employee benefits; marketing; public and investor relations; office operations; recruiting; training; internal communications; internal technology applications; planning; quality assurance; and risk management.

Intellectual Property Rights

        Many of the Company's clients have required that the Company grant to them all proprietary and intellectual property rights with respect to the work product resulting from the Company's performance of services, including the intellectual property rights to any custom software developed by the Company for them. Each grant of proprietary and intellectual property rights limits the Company's ability to reuse work product with other clients. In a limited number of such situations, the Company has obtained, and in the future may attempt to obtain, an ownership interest or a license from its clients to permit the Company to reuse or resell such work product. These arrangements may be nonexclusive or exclusive, and licensors to the Company may retain the right to sell products and services that compete with those of the Company. There can be no assurance, however, that the Company will be able to negotiate such licenses in the future.

        The Company also develops certain foundation and application software tools, methodologies and products that are owned by the Company and licensed to its clients. The Company regards these software tools, methodologies and products as proprietary and intends to protect its rights, where and as appropriate. However, there can be no assurance that any steps taken by the Company will be adequate to deter misappropriation of its proprietary rights or independent third party development of functionally equivalent products.

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

Spin-Off

        On February 15, 2000, TSC distributed the common stock of eLoyalty Corporation ("eLoyalty") owned by the Company to the Company's stockholders (the "Spin-Off"). eLoyalty operated within the Company prior to the Spin-Off and is now a separate, publicly traded company.

Executive Officers of the Registrant

        The executive officers of TSC as of March 19, 2002 are as follows:

William H. Waltrip	Chairman
Jack N. Hayden	President and Chief Executive Officer
Timothy P. Dimond	Senior Vice President and Chief Financial Officer
Paul R. Peterson	Senior Vice President, General Counsel and Corporate Secretary

        William H. Waltrip, age 64, has been a Director of the Company since December 1992 and Chairman of the Board since June 1993. Mr. Waltrip also served as Chief Executive Officer from June 1993 to June 1995. From 1996 to 1998, he served as the Chairman of the Board of Directors and, during 1996 and 2001, he served as Chief Executive Officer of Bausch & Lomb, Inc. From 1991 to 1993, he was Vice Chairman of Unifax, Inc., a broad-line food service distributor. From 1985 to 1988, he was President, Chief Operating Officer and a Director of IU International, a diversified services company with major interests in transportation, environmental services and distribution. From 1982 to 1985, he was President, Chief Executive Officer and a Director of Purolator Courier Corporation. From 1972 to 1982, he was President, Chief Operating Officer and Director of Pan American World Airways, Inc. He is also currently serving as a Director of Bausch & Lomb, Inc., the Teachers Insurance and Annuity Association, Thomas & Betts Corporation and Charles River Laboratories International Inc.

        Jack N. Hayden, age 55, has been President and Chief Executive Officer of the Company since February 2000. He joined TSC in April 1992 as Senior Vice President, served as interim Chief Financial Officer during late 1992 and early 1993, and assumed the role of Executive Vice President in July 1995. He served as Chief Executive Officer of Coleman Consulting Group, Inc., from September 1998 to March 1999. He rejoined the TSC executive team as Group President in March 1999. Prior to coming to TSC initially, he held the position of Vice President—Operations, Commercial Transport Division of McDonnell Douglas Corporation from 1990 to 1992. From 1989 to 1990, he served as Vice President-Finance of McDonnell Douglas Corporation. From 1971 to 1989, he served in numerous manufacturing and procurement positions at McDonnell Douglas Corporation.

        Timothy P. Dimond, age 42, rejoined TSC as Senior Vice President and Chief Financial Officer in January 2002. Previously he joined TSC in 1994 as Corporate Controller and from April 1999 through December 2000 assumed the role of Senior Vice President and Chief Financial Officer. In August 1998, he assumed the role of Vice President of Finance and Chief Accounting Officer after serving as the Vice President of Latin America Operations from 1996 to 1998. In 2001 he performed consulting services for various organizations.

        Paul R. Peterson, age 60, joined TSC in September 1992 as Vice President and General Counsel and was appointed Corporate Secretary in October 1992. In June 1996, he was made a Senior Vice President of the Company. Prior to coming to TSC, he worked for Bridgestone/Firestone, Inc. during the periods 1981 to 1984 and 1987 to 1992—where he held several positions including Divisional General Counsel. From 1984 to 1987, he was a corporate executive with Block Management Corporation, an H&R Block subsidiary, which managed Hyatt Legal

Services. He also served at the Federal Trade Commission as a senior executive from 1974 to 1981, and as a trial attorney from 1971 to 1974.

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

ITEM 3. LEGAL PROCEEDINGS

        The Company is party to lawsuits arising in the normal course of its business. Management believes the final outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2001.

Technology Solutions Company

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock is traded on The Nasdaq Stock Market® under the symbol "TSCC." As of March 8, 2002, there were approximately 280 holders of record of the Company's Common Stock. That number does not include beneficial owners of Common Stock whose shares are held in the name of banks, brokers, nominees or other fiduciaries.

        The following table sets forth the range of high and low trade prices on The Nasdaq Stock Market® for the Company's Common Stock for each calendar quarter in the years ended December 31, 2001 and 2000.

Quarter Ended	High		Low
March 31, 2000	$42.688	(a)	$6.500
June 30, 2000	$9.094		$4.000
September 30, 2000	$6.250		$1.813
December 31, 2000	$3.594		$1.375
March 31, 2001	$3.875		$1.625
June 30, 2001	$2.850		$1.531
September 30, 2001	$2.150		$1.500
December 31, 2001	$2.220		$1.660

  (a)
  Immediately after the Spin-Off of eLoyalty, TSC stock traded at 16.5278 percent of the combined value of one share of TSC stock and one share of eLoyalty stock. The high trade price for the quarter ended March 31, 2000 does not reflect the effect of the Spin-Off on the Company's stock price.

        On March 8, 2002, the last reported sale price on The Nasdaq Stock Market® for the Company's Common Stock was $1.76.

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

ITEM 6. SELECTED FINANCIAL DATA

        The following table summarizes certain selected financial data that is derived from the Company's audited financial statements. All the information should be read in conjunction with the Company's audited financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this filing. The Company's audited statements of operations for the years ended December 31, 2001, 2000 and 1999 and the audited balance sheets as of December 31, 2001 and 2000 are included elsewhere in this filing. The corresponding selected financial data set forth below should be read in conjunction with such audited financial statements. All amounts are in thousands, except per share data.

					For the Years Ended May 31,
	For the Years Ended December 31,			Seven Month Transition Period Ended December 31, 1998
	2001	2000	1999		1998	1997
Consolidated Statement of Operations Data:
Revenues	$123,430	$131,604	$156,320	$126,839	$189,603	$122,063
Operating (loss) income	(14,439)	(7,525)	(20,697)	1,844	22,471	14,094
(Loss) income from continuing operations	(8,910)	(2,662)	(11,578)	1,954	14,233	9,758
Income from discontinued operations, net	—	—	5,133	2,521	6,787	5,309
Loss on distribution of discontinued operations, net	—	—	(6,789)	—	—	—
Net (loss) income	$(8,910)	$(2,662)	$(13,234)	$4,475	$21,020	$15,067

Basic (loss) earnings per common share:
Continuing operations	$(0.20)	$(0.06)	$(0.27)	$0.05	$0.37	$0.28
Discontinued operations	$—	$—	$(0.04)	$0.06	$0.17	$0.15

Net (loss) earnings per common share*	$(0.20)	$(0.06)	$(0.31)	$0.11	$0.54	$0.43

Diluted (loss) earnings per common share:
Continuing operations	$(0.20)	$(0.06)	$(0.27)	$0.04	$0.33	$0.25
Discontinued operations	$—	$—	$(0.04)	$0.06	$0.16	$0.13

Net (loss) earnings per common share*	$(0.20)	$(0.06)	$(0.31)	$0.10	$0.49	$0.38

        *Earnings per common share data have been restated to reflect all of the Company's prior stock splits.

	December 31,				May 31,
	2001	2000	1999	1998	1998	1997
Consolidated Balance Sheet Data:
Total assets	$113,933	$127,638	$223,309	$219,099	$197,148	$133,866
Long-term debt	—	—	—	—	—	—

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Revenue in 2001 was impacted by economic weakness in the US and global economies. Spending patterns for information technology services in each quarter of 2001 were sequentially worse than the previous quarter. As a result, demand for information technology services was lower than initial 2001 estimates.

        The results of our operations are affected by general economic conditions as well as the level of economic activity and change in the industries we serve. Our business is also driven by the pace of technological change and the type and level of spending by our clients in the areas in which we provide services. Many factors can result in a deferral, reduction or cancellation of services requested by our prospective or current clients including budget constraints, economic conditions and perceived project progress, success or value. In addition, during economic downturns, there can be pricing pressures encountered as companies try to minimize costs and negotiate lower prices for these services. Our ability to successfully identify and prepare for these changes early in their cycles is a key driver of our performance. Therefore, our strategy is to anticipate these trends and identify cost-management initiatives that will allow us to manage costs relative to expected revenues.

        Project personnel costs constitute the majority of our operating costs. Because Project personnel costs are driven primarily by the cost of billable personnel, mainly compensation and benefits, maintaining these costs at a reasonable and predictable percentage of revenue is critical to our financial performance. Project personnel costs as a percentage of revenues are driven by utilization and average billing rates. Utilization represents the percentage of our billable professionals' time spent on billable work. It is our strategy to match our project personnel supply with demand. At times this requires us to reduce headcount and reassign employees to other active projects when they are no longer needed on a particular project. However, because of the mix of skills needed and project duration, implementing this strategy may be delayed at times. In furtherance of this strategy, we made significant staff reductions over the course of 2001 to address the decreased demand for the types of services that we offer, and the corresponding reduction in our revenues. However, any unexpected decline in revenues without a corresponding and timely reduction in staffing, or a staffing increase that is not accompanied by a corresponding increase in revenues, could have a material adverse effect on our business, operating results and financial condition.

        Our critical accounting policies are as follows:

  •
  Revenue recognition

  •
  Estimating the allowance for doubtful receivables

  •
  Accounting for income taxes

        These policies are discussed further in this section under "Revenues," "Bad Debt" and "Income Taxes."

PRESENTATION

        On February 15, 2000, we distributed the common stock of eLoyalty Corporation ("eLoyalty") owned by the Company to the Company's stockholders (the "Spin-Off"). Accordingly, the consolidated statements of operations for 1999 are discussed and analyzed with eLoyalty's operations presented on a discontinued operations basis. For the year ended December 31, 2000, there were no discontinued operations reported in our results of operations, as we had provided for the net loss on distribution in our results of operations for 1999.

SEGMENTS

        Prior to June 2001, we were organized into two business segments, Digital Enterprise Consulting and Peer3. Effective June 4, 2001, we terminated the investment in and closed our Peer3 software development operation within the Peer3 segment and now we report entirely within one business segment.

REVENUES

        We derive our revenues from a variety of information technology services, including systems integration, packaged software integration and implementation services, programming, strategic business and management consulting and extended support services. For most of our engagements, we recognize revenues on contracts on a time and materials basis as work is performed primarily based on hourly billing rates. For our limited number of fixed price contracts, we recognize revenues using the percentage-of-completion method, which is based on the percentage of work performed in the period compared to the total estimated work to be performed over the entire contract. Revenues are subject to revision as the contract progresses to completion. Any revisions in the estimate are charged to operations in the period in which the facts that give rise to the revision become known. Contracts are performed in phases. Losses on contracts, if any, are reserved in full when determined. Contract losses are determined by the amount by which the estimated cost of the contract exceeds the estimated total revenues that will be generated by the contract. Extended support revenues are recognized as services are rendered. Out-of-pocket expenses are presented net of amounts billed to clients in the accompanying consolidated statements of operations.

COSTS AND EXPENSES

Project Personnel

        Project personnel costs consist primarily of professional salaries and benefits.

Other Project Expenses

        Other project expenses consist of nonbillable expenses incurred for client projects and business development. These expenses include recruiting fees, selling expenses, personnel training and software development costs.

Bad Debt Expense

        We maintain an allowance for doubtful receivables resulting from the failure of our customers to make required payments. Management specifically analyzes accounts receivable, on a client by client basis, when evaluating the adequacy of our allowance for doubtful receivables and records any necessary bad debt expense based on the best estimate of the facts known to date. Should the facts regarding the collectability of receivables change, the resulting change in the allowance would be charged or credited to income in the period such determination is made and could materially impact our financial position and results of operations.

Management and Administrative Support

        Management and administrative support costs consist of practice area costs and infrastructure costs. Practice area costs include support personnel and practice area selling, marketing and recruiting costs. Infrastructure costs include senior corporate management; accounting; financial reporting; finance; tax; legal; treasury; human resources; employee benefits; marketing; public and investor relations; office operations; recruiting; training; internal communications; internal technology applications; planning; quality assurance; and risk management.

Goodwill Amortization

        Goodwill (the excess of cost over the fair market value of the net identifiable tangible and intangible assets of businesses acquired) is amortized on a straight-line basis, typically over a five-year period. The carrying value of goodwill is reviewed whenever events or circumstances indicate that impairment has occurred to assess recoverability based on undiscounted cash flows.

Incentive Compensation

        Incentive compensation is accrued at a set percentage of base salary, which varies by level of employee, and adjusted to reflect the amounts needed for active employees and for performance against targets, goals and objectives. Payments of incentive compensation are performance based and are determined by both objective financial based and subjective measures.

Income Taxes

        We use an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. We do not provide U.S. deferred income taxes on earnings of foreign subsidiaries that are expected to be indefinitely reinvested. Judgement is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have not provided a valuation allowance on our net deferred tax assets as we believe it is more likely than not that they will be fully utilized. While we have considered future taxable income in determining whether these deferred tax assets will be fully utilized, should actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish a valuation allowance. This resulting valuation allowance would be charged to income in the period such determination is made and could materially impact our financial position and results of operations.

CALENDAR 2001 COMPARED WITH CALENDAR 2000

Revenues

        Consolidated net revenues were $123.4 million for 2001, a decrease of 6 percent from 2000. We believe that this decline in revenue was primarily due to negative economic conditions throughout 2001. However other factors played a role in the decline, including a decline in corporate information technology capital expenditures as large and small companies reassessed their goals and budgets.

Costs and Expenses

        Project personnel costs were $65.1 million in 2001, a decrease of 4 percent from 2000. This decrease was largely attributable to staff reductions driven by our ongoing efforts to keep headcount in line with associated demand for our services, as described earlier in this item. Notwithstanding this reduction, project personnel costs as a percentage of net revenues were 53 percent for 2001 versus 51 percent for 2000, mainly due to a lower utilization during the first half of 2001. The staff reductions taken during 2001 improved utilization during the second half of 2001.

        Other project expenses were $15.2 million for 2001, a decrease of 27 percent from 2000. This decrease was mainly due to improved Company-wide cost controls; reduced travel costs associated with lower average headcount; decreased international expenditures; and reduced software development costs as a result of the closure of our Peer3 software development operation. Other project expenses as a percentage of net revenues decreased to 12 percent for 2001 from 16 percent for 2000 as a result of the items mentioned above.

        Bad debt expense was $9.4 million for 2001 compared to $5.2 million for 2000. This increase was largely attributable to financial problems at several clients.

        Management and administrative support costs were $31.2 million for 2001, a decrease of 1 percent. This decrease consisted of a decrease in practice area management and administrative costs of $2.0 million, offset by an increase in infrastructure costs of $1.5 million. The decrease in practice area management and administrative costs of $2.0 million included decreases in selling and marketing expenses and recruiting costs. In 2000 TSC and eLoyalty entered into a Shared Services Agreement between TSC and eLoyalty pursuant to which TSC provided to eLoyalty certain administrative services. We charged these services to eLoyalty and, as a result, net infrastructure costs were reduced by $3.8 million during 2000. There was no such offset during 2001. However, the infrastructure cost base was reduced by $2.3 million in 2001, excluding amounts billed to eLoyalty. This decrease included a reduction in domestic office costs, corporate marketing expenses and internal systems and human resources areas.

        Goodwill amortization of $0.4 million was recorded in 2001 compared to $0.9 million for 2000. These amounts were in addition to the $3.0 million goodwill impairment charge that was recorded during 2001 for the closure of our Peer3 software development operations (as discussed further in this section). As a result of this impairment charge, we have no goodwill on the balance sheet as of December 31. 2001.

        During 2001, we recorded $9.2 million in restructuring and other charges comprised of $6.9 million relating to the closure of our Peer3 software development operation and $2.3 million in non-Peer3 severance related costs. The Peer3 charge included $3.0 million in goodwill impairment, $0.9 million in asset write-offs, $0.6 million in costs associated with lease terminations, $1.4 million in severance costs, $0.4 million in professional fees and $0.6 million in computer lease terminations, commitments and other costs. As of December 31, 2001, we had used $5.8 million of this charge for the following: asset write-offs of $1.0 million; goodwill impairment of $3.0 million; and cash payments of $0.8 million related to Peer3 severance costs of approximately 30 employees, $0.4 million in professional fees, $0.2 million in lease costs and $0.4 million in other costs. The remaining accrual balance relates to lease terminations and is expected to be utilized by February 2003. The non-Peer3 severance charge of $2.3 million included $1.5 million in severance costs, $0.5 million in asset write-offs and $0.3 million in other costs. As of December 31, 2001, we had used $1.6 million of this charge for cash payments of $1.0 million related to the severance of approximately 70 employees, other cash payments of $0.1 million and $0.5 million in asset write-offs. We expect that the remaining accrual balance will be utilized by the second quarter of 2002. During 2001, we also reversed restructuring and other charges of $1.5 million related to certain lease terminations recorded in 1999.

        During 2000, we recorded restructuring and other charges of $4.7 million for the closure of our Latin American operations. Subsequent to the recording of the charge we collected $0.4 million of accounts receivables previously written-off and, as a result, the cumulative charge was reduced to $4.3 million in 2000. As of December 31, 2001, we had used $4.1 million of this charge for the following: cash payments of $1.6 million related to the severance costs for approximately 40 employees, lease terminations and professional fees ($0.1 million paid in 2001); $2.9 million in asset write-offs; and the offset of the accounts receivable collections of $0.4 million. The remaining accrual balance represents professional fees and various other closure costs and is expected to be utilized by the second quarter of 2002. During 2000, we also reversed restructuring and other charges of $0.5 million related to certain lease terminations and severance charges recorded in 1999.

        Incentive compensation of $8.8 million was accrued for 2001 compared to $9.0 million for 2000. Incentive compensation as a percentage of net revenues remained unchanged at 7 percent for both 2001 and 2000. We expect to continue to accrue incentive compensation in 2002.

Operating Loss

        Consolidated operating loss was $14.4 million for 2001 compared to a loss of $7.5 million for 2000. Our operating losses for 2001 and 2000 included certain restructuring and other charges and credits as described above. Excluding these charges and credits, our operating loss for 2001 was $6.7 million compared to a loss of $3.7 million for 2000. This increase in operating loss was mainly due to an increase in the bad debt expense and the decline in revenues, offset by a decrease in other project expenses.

Other Income and Expense

        Other income and expense for 2001 was $1.8 million compared to $3.2 million for 2000. This decrease is a result of lower interest rates and average cash and cash equivalent balances throughout 2001 as compared to 2000.

Income Tax Benefit

        The effective tax rate for 2001 was a tax benefit of 30 percent compared to a tax benefit of 38 percent for 2000. The tax benefit for 2001 was less than the federal statutory rate mainly due to nondeductible goodwill, partially offset by state tax benefits on the loss for the year.

Shares Outstanding

        Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding decreased slightly due to significant purchases of our stock under our previously announced stock repurchase program, offset by the exercise of stock options and the issuance of shares under the Company's employee stock purchase plan.

CALENDAR 2000 COMPARED WITH CALENDAR 1999

Revenues

        Consolidated net revenues were $131.6 million for 2000, a decrease of 16 percent from 1999. This decrease was mainly due to a decline in the demand for ERP solutions, as well as a decline in the demand for certain of our other services as a result of client budgetary constraints relating to Year 2000 issues.

Costs and Expenses

        Project personnel costs were $67.6 million for 2000, a decrease of 17 percent from 1999. This decrease was mainly due to a decrease in average professional headcount as we streamlined and refocused our business to respond to the reduced demand for our services. Due to this streamlining, project personnel costs as a percentage of net revenues remained relatively constant at 51 percent for 2000 versus 52 percent in the prior year, even as revenue declined year-over-year.

        Other project expenses were $20.9 million for 2000, a decrease of 3 percent from 1999. This decrease was largely comprised of reductions in our domestic hiring, training, communication and computer expenses related to a decrease in our average headcount and reductions in our international costs related to the closure of our Latin American operations and the restructuring of our European operations (as discussed further in this section). These decreases were partially offset by costs associated with increased selling and business development efforts. Notwithstanding this overall decline, other project expenses as a percentage of net revenues rose to 16 percent for 2000 from 14 percent for 1999 due to a year-over-year decline in revenues and increased selling and business development efforts.

        Bad debt expense was $5.2 million for 2000 compared to $3.8 million for 1999. This increase was primarily due to cash flow problems at certain of our dot-com clients.

        Management and administrative support costs were $31.7 million for 2000, a decrease of 25 percent from 1999. The decrease was due to a decrease of $14.2 million in infrastructure costs, offset by an increase in practice area management and administrative costs of $3.4 million. The decrease in infrastructure costs were mainly due to reductions in costs associated with, internal systems, human resources, corporate recruiting, domestic offices, legal, marketing, finance, accounting, investor relations and international operations. The increase in practice area management and administrative costs included increased practice area support personnel costs and various other costs due to increased selling efforts. Of the decrease in infrastructure costs discussed above, $3.8 million reflects a credit associated with the services we provided to eLoyalty in connection with the Spin-Off and pursuant to the Shared Services Agreement as more fully discussed earlier in this item.

        Goodwill amortization was $0.9 million for 2000 versus $0.2 million for 1999. This increase was attributable to our acquisition of CourseNet Systems, Inc. ("CourseNet") in the fourth quarter of 1999.

        During 2000, we recorded restructuring and other charges of $4.3 million for the closure of our Latin American operations, as more fully described earlier in this item. During 2000, we also reversed restructuring and other charges of $0.5 million related to certain lease terminations and severance charges recorded in 1999.

        During 1999, we recorded $17.5 million in restructuring and other charges associated with lease terminations of $3.0 million, former executive severance costs of $1.8 million, CourseNet acquisition costs of $1.3 million, asset write-offs of $0.9 million and changes to business operations and related severance costs of $10.5 million.

        Incentive compensation of $9.0 million was accrued for 2000 compared to $9.9 million for 1999. Incentive compensation as a percentage of net revenues was 7 percent for 2000 versus 6 percent for 1999. This increase resulted from our decision to retain certain staff with the necessary expertise that we believed was needed in 2001.

Operating Loss

        Consolidated operating loss from continuing operations was $7.5 million for 2000 compared to a loss of $20.7 million for 1999. Our operating loss for 2000 included certain restructuring and other charges and credits, as described above, as well as $1.4 million in administrative costs with respect to the period prior to the Spin-Off that would have been allocated to eLoyalty. Our operating loss for 1999 included certain restructuring and other charges as described above as well as $8.9 million in administrative costs with respect to the period prior to the Spin-Off that would have been allocated to eLoyalty. Excluding these charges and credits, operating loss for 2000 was $2.3 million compared to operating income of $5.7 million for 1999. This was mainly due to the reduction in revenues offset by a reduction in overall costs.

Other Income and Expense

        Other income and expense was $3.2 million for 2000 compared to $3.6 million for 1999. The decrease is a result of lower cash and cash equivalent balances during 2000 compared to 1999. The decrease in cash and cash equivalent balances mainly resulted from the Spin-Off of eLoyalty and the costs associated therewith.

Income Tax Benefit

        Our effective tax rate for 2000 was a tax benefit of 38 percent compared to a tax benefit of 32 percent for 1999. This increase resulted from foreign tax rate differences having minimal impact on the tax rate and non-taxable investments having a larger impact on the tax rate during 2000 compared to 1999.

Shares Outstanding

        Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding increased from 1999 to 2000. This increase was due to the exercise of stock options, the issuance of shares under our employee stock purchase plan and the purchase of our common stock by two venture capital firms in August 1999 (see Note 12 in "Notes to Consolidated Financial Statements"), partially offset by our repurchase of some of some outstanding shares.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities was $7.9 million in 2001 and net cash used in operating activities was $18.1 million in 2000. For 2001, the net loss, before bad debt expense, restructuring and other charges, depreciation and amortization and deferred income taxes contributed $5.3 million to cash provided by operations. In addition, tax refunds of $3.2 million, a decrease in receivables of $1.5 million and other working capital improvements of $1.1 million contributed an additional $5.8 million. Partially offsetting these amounts were payments made for restructuring and other charges of $3.3 million. Cash commitments relating to remaining restructuring and other charges are $1.1 million in severance related costs and $1.5 million of other commitments. These amounts are expected to be paid through 2004.

        Estimated future cash commitments also include various office facilities, property and office equipment under operating leases that expire at various dates. The minimum cash commitments (net of the amount included in restructuring charges) under these non-cancelable operating leases with terms in excess of one year are as follows: $2.1 million in 2002, $1.2 million in 2003, $0.8 million in 2004, $0.4 million in 2005 and $0.01 million in 2006. In addition, we have minimum annual commitments for telecommunications of $0.5 million in 2002 and $0.5 million in 2003. The Company has no guarantees of third party debt as of December 31, 2001, nor any other off-balance sheet commitments.

        Net cash provided by investing activities was $3.3 million for 2001. We received $4.7 million from the sale of available-for-sale securities. The proceeds from available-for-sale securities were transferred to cash and cash equivalents. Capital expenditures for 2001 were $1.4 million. We currently have no material commitments for capital expenditures.

        Net cash used in financing activities was $1.6 million for 2001. During the year, we purchased 1,957,827 treasury shares under our share repurchase program for $3.7 million and received $2.1 million from the exercise of stock options and purchases under the employee stock purchase plan.

        Cash and cash equivalents decreased $22.3 million in 2000 and $13.5 million in 1999 as a result of the eLoyalty Spin-off and costs associated with the Spin-Off. Since the Spin-Off we increased our cash from $40.6 million in 2000 to $50.1 million in 2001.

        Our primary sources of liquidity are our cash and cash equivalents, marketable securities and anticipated operating cash flows. We believe that these sources are sufficient to meet our current cash requirements. However, operating results and liquidity, including our ability to raise additional capital if necessary, may be adversely affected by a decrease in demand for the Company's services. While it is our strategy to reduce costs in order to match our capacity with demand, this may not achieve any necessary cost savings. In addition, a number of other factors, including change in general economic conditions, technological changes, competition, and the suspension or cancellation of a large project could have an adverse effect on future results and liquidity. These aforementioned factors, as well as other factors, are discussed further in this section under "Assumptions Underlying Certain Forward-looking Statements and Factors That May Affect Future Results."

        We have a $10.0 million unsecured line of credit facility (the "Facility") with Bank of America National Trust and Savings Association ("Bank of America"). The agreement expires December 31, 2002. At our election, loans made under the Facility bear interest at either the Bank of America reference rate or the applicable Eurodollar interest rate plus 0.75 percent. The unused line fee is 0.125 percent of the unused portion of the commitment. The Facility requires, among other things, that we maintain certain financial ratios. As of December 31, 2001, we were in compliance with these financial ratio requirements. There was no borrowing under the line of credit during 2001.

IMPACT OF INFLATION AND BACKLOG

        Inflation should not have a significant impact on our income to the extent we are able to raise our billing rates to commensurate with our staff compensation rates, which we have done successfully in the past. Because the majority of our contracts may be terminated on relatively short notice, we do not consider backlog to be meaningful. If we are unable to raise our billing rates, it could have a material adverse effect on our business, operating results and financial condition.

NEW ACCOUNTING STANDARDS

        On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective for any business combinations initiated after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method of accounting. Use of the pooling-of-interests method is no longer permitted. SFAS No. 142 was effective for TSC January 1, 2002. Under SFAS No. 142, goodwill should no longer be amortized to earnings, but instead be reviewed for impairment on at least an annual basis. We anticipate that the adoption of SFAS No. 141 and SFAS No. 142 will not have a significant effect on our results of operations or financial position.

        On August 15, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required for adoption for fiscal years beginning after June 14, 2002. We anticipate that the adoption of SFAS No. 143 will not have a significant effect on our results of operations or financial position.

        On October 3, 2001, the FASB issued SFAS No.144, "Accounting for the impairment or Disposal of Long-Lived Assets." The objectives of SFAS No. 144 are to address the significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of," and to develop a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. We anticipate that the adoption of SFAS No. 144 will not have a significant effect on our results of operations or financial position.

        In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket' Expenses Incurred." The EITF concluded that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. This consensus is to be applied in financial reporting periods beginning after December 15, 2001. Historically, we presented reimbursed out-of-pocket net of amounts billed to clients. Accordingly, beginning in calendar year 2002, we will include reimbursed out-of-pocket expenses as a separate component of revenues and expenses in our Statements of Operations. This change in presentation will not affect reported net income or loss.

ASSUMPTIONS UNDERLYING CERTAIN FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

        This Form 10-K contains or may contain certain forward-looking statements concerning our financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions. These forward-looking statements involve significant risks and uncertainties. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form 10-K include, among others, the pace of technological change, our ability to manage growth and attract and retain employees, our ability to accommodate a changing business environment, general business and economic conditions in our operating regions, market conditions and competitive and other factors, all as more fully described below. Such forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. The cautionary statements provided below are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the "PSLRA") and with the intention of obtaining the benefits of the "safe harbor" provisions of the PSLRA for any such forward-looking information. Many of the factors discussed below, as well as other factors, have also been discussed in our prior filings.

        Factors which could cause our actual financial and other results to differ materially from any results that we might project, forecast, estimate or budget in the forward-looking statements include, but are not limited to, the following:

Rapid Technological Change

        The systems consulting and implementation market has experienced rapid technological advances and developments in recent years including the development and issuance of new software products and applications. Our failure to stay abreast of such advances and developments could materially adversely affect our business. We utilize a number of different technologies in developing and providing IT solutions for our customers. The technologies we use are developing rapidly and are characterized by evolving industry standards in a wide variety of areas. While we evaluate technologies on an ongoing basis and endeavor to utilize those that are most effective in developing IT solutions for our customers, there can be no assurance that the technologies we utilize and the expertise we gain in those technologies will continue to be applicable in the future. There can be no assurance that new technologies will be made available to us or that we can economically apply such technologies. The inability to apply existing technologies and expertise to subsequent projects could have a material adverse effect on our business, operating results and financial condition.

Management of Change in Demand

        From time to time, our business has experienced significant increases and decreases in the demand for our services and thus, our revenues. Our ability to successfully manage such fluctuations in demand is key to our future success. An unexpected decline in demand without a corresponding and timely reduction in staffing and other expenses, or a staffing increase that is not accompanied by a corresponding increase in demand, could have a material adverse effect on our business, operating results and financial condition. Additionally, any future increase in demand without a corresponding increase in staffing may render us unable to maintain or improve our market share and/or strain or overwhelm existing management resources, operational resources, financial resources and management information systems and controls. There can be no assurance that we will be able to manage future fluctuation in demand successfully. In addition, there can be no assurance that we will grow or achieve the rates of growth we have experienced during certain periods in the recent past.

        We expect that we may need to further develop our financial and management controls, reporting systems and procedures to accommodate future growth or changes in the structure of our business. There can be no assurance that we would be able to develop such controls, systems or procedures effectively or on a timely basis, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

Ability to Attract and Retain Employees

        Our business consists mainly of professional services and is inherently labor intensive. Our success depends in large part upon our ability to attract, retain and motivate highly skilled employees, particularly project managers and other senior personnel, for our domestic and international operations. Qualified project managers are in particularly great demand and are likely to remain a limited resource during certain periods in the future. Several attributes of our work environment pose challenges to our ability to attract and retain employees, including (i) extensive travel requirements, (ii) our intense work environment and culture, (iii) our standards for employee technical skills and job performance, and (iv) our practice of adjusting the number of technical personnel to reflect active project levels. Although we expect to continue to attract sufficient numbers of highly skilled employees and to retain its existing project managers and other senior personnel for the foreseeable future, there can be no assurance that we will be able to do so. Failure to attract and retain key personnel could have a material adverse effect upon our business, operating results and financial condition.

Growth by Acquisition

        We may acquire existing businesses. The success of any such acquisition will depend upon, among other things, the ability of our management and employees to integrate acquired personnel, operations, products and technologies into our organization effectively, to retain and motivate key personnel of acquired businesses and to retain customers of acquired firms. There can be no assurance that we will be able to identify suitable acquisition opportunities, consummate acquisitions or successfully integrate acquired personnel and operations. In addition, any acquisitions we undertake may involve certain other risks, including potentially dilutive issuances of equity securities and the diversion of our management's attention from other business concerns.

Entry Into New Lines of Business

        We may enter into new lines of businesses. Our success in any such endeavor will depend upon, among other things, the ability of our management to identify suitable opportunities, successfully implement sound business strategies and avoid the legal and business risks of any new line of business in which we may operate. There can be no assurance that we will be able to do any of the foregoing. In addition, any such undertaking may divert management's attention from the operation and growth of our core business.

Dependence on Key Personnel

        The loss of some or all of our management personnel or project managers could have a material adverse impact on the Company, including its ability to secure and complete engagements. We have employment agreements with our senior management employees that contain non-competition, non-disclosure and non-solicitation covenants. Our employment agreements with our senior management employees generally do not have fixed expiration dates and may be terminated by either the Company or the employee. Our employment agreements with lower-tier Vice Presidents generally have a fixed initial term but are automatically renewed for successive one-year periods unless terminated by either the Company or the employee. Other senior employees also have employment agreements that are generally terminable by the Company or the employee upon 30 to 90 days written notice.

Cyclicality

        Certain of our customers and potential customers are in industries that experience cyclical variations in profitability, which may in turn affect their willingness or ability to fund systems projects such as those for which we may be engaged. Our experience indicates, however, that competitive pressures in cyclical industries sometimes compel businesses to undertake systems projects even during periods of losses or reduced profitability.

Litigation

        From time to time, we have been subject to litigation. Where we can make a reasonable estimate of the probable liability relating to pending litigation, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be wrong. In addition to the potential cost and use of cash, pending or future litigation could divert management's attention and resources causing a material adverse impact on our results of operations and financial condition.

Quarterly Results May Fluctuate

        Our results may fluctuate from quarter to quarter as a result of various factors such as differences in the number of billing days and/or holidays between quarters, the number of vacation days and sick days taken by our employees in a particular quarter, and varying weather conditions. These and other factors can reduce revenues in a given quarter with a corresponding adverse impact on our margins.

Project Risks

        Because of the project-based nature of our work and the fact that many of the projects we undertake are large, there is a risk of a material adverse impact on operating results because of the unanticipated suspension or cancellation of a large project or a client's refusal or failure to pay fees and expenses when due. A project cancellation or suspension or a refusal or failure to pay can be based on any number of causes, many of which are beyond our control. These include, but are not limited to, financial difficulties of a client, personality disputes between client and project personnel, a change in client priorities and a change in client ownership. The suspension or cancellation of a project or a failure or refusal to pay fees and expenses when due could result in a decrease or adjustment in revenues, the need to reassign staff and damage to our reputation.

        Because many of our projects are high profile, mission critical projects for major clients, a failure or inability to meet a client's expectations for the amounts budgeted, timing and deliverables for the projects we undertake could damage our reputation and affect our ability to attract new business.

        Third party products and services are integral to the success of many of our projects. To the extent that third parties do not deliver effective products and services on a timely basis, our project results could be negatively impacted. Although we attempt to limit this risk in its engagement arrangements with clients and maintain errors and omissions insurance, the failure of a project could expose us to significant incremental financial exposure.

Competition

        The systems consulting and implementation market comprises a large number of participants, is subject to rapid changes and is highly competitive. We compete with and face potential competition from a number of companies that have significantly greater financial, technical and marketing resources and greater name recognition than do we. We also compete with smaller service providers whose specific, more narrowly focused service offerings may be more attractive to potential clients than our multi-dimensional approach. Our clients primarily consist of Fortune 1000 and other large corporations and there are an increasing number of professional services firms seeking systems consulting and implementation engagements from that client base. We believe that our ability to compete depends in part on a number of factors outside our control, including the ability of our competitors to hire, retain and motivate a significant number of senior project managers, the ownership by our competitors of software used by potential clients, the development by others of software that is competitive with our products and services, and the price at which others offer comparable services.

        In addition, our clients could develop or acquire in-house expertise in services similar to those we provide, which would significantly reduce demand for our services. No assurance can be given that we will be able to maintain our existing client base, maintain or increase the level of revenue generated by our existing clients or be able to attract new clients.

Susceptibility to General Economic Conditions

        Our revenues and results of operations are subject to fluctuations based on the general economic conditions of the United States as well as the foreign countries in which we operate. The United States is currently experiencing a general economic downturn or recession. During these periods of general economic downturn or recession, businesses typically reduce or eliminate their spending on discretionary items such as the services that we provide. Therefore, in the event that this economic downturn continues or is not reversed, there can be no assurance that our business, operating results and financial condition will not be materially adversely affected.

Cost Overruns

        Although our engagements are generally billed on a time-and-materials basis, some of our projects are contracted on a "not-to-exceed" or fixed-price basis. Our failure to complete these projects within the "not-to-exceed" or fixed-price requirement exposes us to unrecoverable cost overruns, which could have a material adverse effect on our business, operating results and financial condition.

Intellectual Property Rights

        Many of our clients have required that we grant to them all proprietary and intellectual property rights with respect to the work product resulting from our performance of services, including the intellectual property rights to any custom software that we have developed for them. Each grant of proprietary and intellectual property rights limits our ability to reuse work product components and work product solutions with other clients. In a limited number of such situations, we have obtained, and in the future may attempt to obtain, ownership interest or a license from our clients to permit us to market custom software for the joint benefit of the client and the Company. These arrangements may be nonexclusive or exclusive, and licensors to the Company may retain the right to sell products and services that compete with ours. There can be no assurance, however, that we will be able to negotiate future software licenses upon terms acceptable to us.

        We also develop certain foundation and application software tools, methodologies and products that we own and licensed to our clients. We regard these software tools, methodologies and products as proprietary and intend to protect our rights, where appropriate, with registered copyrights, patents, registered trademarks, trade secret laws and contractual restrictions on disclosure and transferring title. However, there can be no assurance that any of these steps will be adequate to deter misappropriation of our proprietary rights or independent third party development of functionally equivalent products. "TSC" and "Technology Solutions Company" are registered service marks of the Company.

        In addition, our success is dependent upon our specialized expertise and methodologies. To protect our proprietary information, we rely on a combination of trade secret and common law employee non-disclosure policies and third-party confidentiality agreements. However, there can be no assurance that any of these steps will be adequate to deter misappropriation of our specialized expertise and methodologies.

        Although we believe that our services and products do not infringe on the intellectual property rights of others, there can be no assurance that others will not assert infringement claims against us in the future.

Risks of Conducting International Operations

        We engage in international operations. Because the cost of doing business abroad is typically higher for United States businesses than the cost of doing business domestically, we could experience a decline in our operating margins if the significance of our international operations increases. International operations and the provision of services in foreign markets are subject to a number of special risks, including currency exchange rate fluctuations, trade barriers, exchange controls, national and regional labor strikes, political risks, additional security concerns and risks of increases in duties, taxes and governmental royalties, as well as changes in laws and policies governing operations of foreign-based companies. In addition, any success we experience internationally may depend upon our ability to attract, develop and retain a sufficient number of highly skilled, motivated local professional employees in each of those foreign countries where we conduct operations. Competition for such local personnel qualified to deliver our services is intense, and there can be no assurance that we will be able to recruit, develop and retain a sufficient number of highly skilled, motivated local professional employees to compete successfully in the international market.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        TSC is exposed to interest rate fluctuations. Changes in interest rates affect interest income and expense on cash and cash equivalents, marketable securities and marketable securities held in trust.

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

        None.

Technology Solutions Company

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information contained under the headings "Election of Directors," "Nominees for Director," "Members of Board of Directors Continuing in Office" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's 2002 Annual Meeting of Stockholders (the "Proxy Statement") and the information contained under the heading "Executive Officers of the Registrant" in Item 1 hereof is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        Except for the information relating to Item 13 hereof and except for the information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information contained under the headings "Security Ownership of Directors and Management" and "Additional Information Relating to Voting Securities" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Except for the information relating to Item 11 hereof and except for the information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

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

In our opinion, the consolidated financial statements listed in the index appearing under item 14 (a) (1) present fairly, in all material respects, the financial position of Technology Solutions Company and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Chicago, Illinois
January 25, 2002

Technology Solutions Company

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2001	December 31, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,115	$40,574
Marketable securities	1,579	6,044
Marketable securities held in trust	8,278	10,747
Receivables, less allowance for doubtful receivables of $11,144 and $3,713	22,054	33,165
Deferred income taxes	13,394	10,211
Refundable income taxes	—	3,241
Other current assets	1,026	2,734

Total current assets	96,446	106,716
COMPUTERS, FURNITURE AND EQUIPMENT, NET	1,894	3,520
GOODWILL	—	3,526
DEFERRED INCOME TAXES	9,368	7,438
LONG-TERM RECEIVABLES AND OTHER	6,225	6,438

Total assets	$113,933	$127,638

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,718	$1,116
Accrued compensation and related costs	15,006	16,043
Deferred compensation	8,278	10,747
Restructuring and other accruals	2,573	2,687
Other current liabilities	4,026	4,428

Total current liabilities	31,601	35,021

DEFERRED INCOME TAXES DUE TO FORMER SUBSIDIARY	6,210	6,244
COMMITMENTS AND CONTINGENCIES	—	—

Total liabilities	37,811	41,265

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; shares authorized—10,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized—100,000,000; shares issued—44,695,788 and 44,565,515	447	446
Capital in excess of par value	122,612	122,935
Accumulated deficit	(44,462)	(35,552)
Treasury stock, at cost, 1,280,124 and 567,901 shares	(2,359)	(1,295)
Accumulated other comprehensive (loss) income:
Unrealized holding loss, net	(148)	(276)
Cumulative translation adjustment	32	115

Total stockholders' equity	76,122	86,373

Total liabilities and stockholders' equity	$113,933	$127,638

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

Technology Solutions Company

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the years ended December 31,
	2001	2000	1999
REVENUES	$123,430	$131,604	$156,320

COSTS AND EXPENSES:
Project personnel	65,130	67,617	81,575
Other project expenses	15,221	20,857	21,498
Bad debt expense	9,380	5,234	3,849
Management and administrative support	31,233	31,682	42,473
Goodwill amortization	383	920	225
Restructuring and other charges	7,768	3,775	17,489
Incentive compensation	8,754	9,044	9,908

	137,869	139,129	177,017

OPERATING LOSS	(14,439)	(7,525)	(20,697)

OTHER INCOME (EXPENSE):
Net investment income	1,772	3,260	3,705
Interest expense	—	(14)	(139)

	1,772	3,246	3,566

LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES	(12,667)	(4,279)	(17,131)
INCOME TAX BENEFIT	(3,757)	(1,617)	(5,553)

LOSS FROM CONTINUING OPERATIONS	(8,910)	(2,662)	(11,578)
DISCONTINUED OPERATIONS:
Income from discontinued operations (net of income taxes)	—	—	5,133
Loss on distribution of discontinued operations (net of income taxes)	—	—	(6,789)

LOSS FROM DISCONTINUED OPERATIONS (net of income taxes)	—	—	(1,656)

NET LOSS	$(8,910)	$(2,662)	$(13,234)

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

Technology Solutions Company

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(In thousands, except per share data)

	For the years ended December 31,
	2001	2000	1999
BASIC LOSS PER COMMON SHARE:
CONTINUING OPERATIONS	$(0.20)	$(0.06)	$(0.27)
DISCONTINUED OPERATIONS	—	—	(0.04)

NET LOSS PER COMMON SHARE	$(0.20)	$(0.06)	$(0.31)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	43,953	44,139	42,044

DILUTED LOSS PER COMMON SHARE:
CONTINUING OPERATIONS	$(0.20)	$(0.06)	$(0.27)
DISCONTINUED OPERATIONS	—	—	(0.04)

NET LOSS PER COMMON SHARE	$(0.20)	$(0.06)	$(0.31)

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	43,953	44,139	42,044

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

Technology Solutions Company

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

For the years ended December 31, 2001, 2000 and 1999—(In thousands, except share data)

	Common Stock Issued
			Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income		Comprehensive (Loss) Income
	Shares	Amount					Total
Balance as of December 31, 1998	41,242,886	$412	$94,886	$76,938	$(2,646)	$(1,345)	$168,245	$4,381

Purchase of 480,000 treasury shares	—	—	—	—	(4,930)	—	(4,930)
Issuance of 1,258,702 common stock shares and 597,146 treasury shares from exercise of stock options	1,258,702	13	8,814	—	5,990	—	14,817
Issuance of 353,137 common stock shares and 158,765 treasury shares from employee stock purchase plan	353,137	4	2,254	—	1,586	—	3,844
Issuance of 500,000 common stock shares to venture capital firms	500,000	5	4,501	—	—	—	4,506
Change in net unrealized holding loss on available-for-sale securities	—	—	—	—	—	(122)	(122)	$(122)
Net loss	—	—	—	(13,234)	—	—	(13,234)	(13,234)
Translation adjustment	—	—	—	—	—	485	485	485

Balance as of December 31, 1999	43,354,725	434	110,455	63,704	—	(982)	173,611	$(12,871)

Purchase of 1,033,100 treasury shares	—	—	—	—	(2,443)	—	(2,443)
Issuance of 1,003,067 common stock shares and 147,601 treasury shares from exercise of stock options	1,003,067	10	10,860	—	340	—	11,210
Issuance of 207,723 common stock shares and 317,598 treasury shares from employee stock purchase plan	207,723	2	1,620	—	808	—	2,430
Change in net unrealized holding loss on available-for-sale securities	—	—	—	—	—	(145)	(145)	$(145)
Net loss	—	—	—	(2,662)	—	—	(2,662)	(2,662)
eLoyalty dividend	—	—	—	(96,594)	—	—	(96,594)
Closure of Latin American operations	—	—	—	—	—	843	843
Translation adjustment	—	—	—	—	—	123	123	123

Balance as of December 31, 2000	44,565,515	$446	$122,935	$(35,552)	$(1,295)	$(161)	$86,373	$(2,684)

Purchase of 1,975,827 treasury shares	—	—	—	—	(3,710)	—	(3,710)
Issuance of 132,371 common stock shares and 607,252 treasury shares from exercise of stock options	132,371	1	(32)	—	1,302	—	1,271
Reversal of 2,098 common stock shares and issuance of 656,352 treasury shares from employee stock purchase plan	(2,098)	—	(291)	—	1,344	—	1,053
Change in net unrealized holding loss on available-for-sale securities	—	—	—	—	—	128	128	$128
Net loss	—	—	—	(8,910)	—	—	(8,910)	(8,910)
Translation adjustment	—	—	—	—	—	(83)	(83)	(83)

Balance as of December 31, 2001	44,695,788	$447	$122,612	$(44,462)	$(2,359)	$(116)	$76,122	$(8,865)

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

Technology Solutions Company

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,910)	$(2,662)	$(13,234)
Restructuring and other charges	7,768	3,775	17,489
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	2,057	3,968	10,148
Provision for receivable valuation allowances and reserves for possible losses, net of recoveries	9,380	5,234	5,909
(Gain) loss on sale of investments	(60)	9	(102)
Loss on disposal of fixed assets	360	—	6
Deferred income taxes	(5,013)	(1,239)	(6,216)
Changes in assets and liabilities:
Receivables	1,467	(15,366)	(5,786)
Purchases of trading securities related to deferred compensation plan, net of market adjustments	(255)	(1,596)	(6,159)
Former employees' distribution from deferred compensation plan	2,724	1,171	5,156
Refundable income taxes	3,241	2,164	—
Other current assets	1,142	1,515	3,120
Accounts payable	643	(1,866)	338
Accrued compensation and related costs	(912)	(2,383)	5,125
Deferred compensation	(2,469)	425	1,003
Restructuring and other accruals	(3,336)	(9,095)	12,708
Other current liabilities	(296)	(2,513)	(4,238)
Other assets	343	326	1,849

Net cash provided by (used in) operating activities	7,874	(18,133)	27,116

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	—	—	(1,500)
Proceeds from available-for-sale securities	4,705	1,225	2,820
Capital expenditures	(1,365)	(2,728)	(2,464)
Net assets of acquired businesses and other assets	—	—	(4,166)
Loan receivable and warrant	—	(3,976)	—
Additional cash contributed to eLoyalty Corporation	—	(20,000)	—
Cash used by discontinued operations	—	(2,311)	(13,462)

Net cash provided by (used in) investing activities	3,340	(27,790)	(18,772)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,081	5,162	9,214
Proceeds from employee stock purchase plan	1,039	2,409	3,844
Purchase of treasury stock	(3,710)	(2,443)	(4,930)
Sale of common stock	—	—	4,506

Net cash (used in) provided by financing activities	(1,590)	5,128	12,634

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(83)	367	551

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,541	(40,428)	21,529
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,574	81,002	59,473

CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,115	$40,574	$81,002

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

NOTE 1—THE COMPANY

        TSC delivers business benefits to companies worldwide through process and technology expertise and is a leading systems integrator and consulting firm. TSC delivers solutions to its clients to help them achieve operational excellence, extend their enterprises and provide enabling capabilities. TSC's core competencies include enterprise management, digital supply chain management, extended support services and change and learning technologies. The Company's clients generally are located throughout the United States and in Europe.

        On February 15, 2000, TSC distributed the common stock of eLoyalty Corporation ("eLoyalty") owned by the Company to the Company's stockholders (the "Spin-Off"). eLoyalty operated within the Company prior to the Spin-Off and is now a separate, publicly traded company (see Note 20). Accordingly, the consolidated statement of operations for the year ended December 31, 1999 was reclassified to report these operations as discontinued operations. The consolidated statement of cash flows for the year ended December 31, 1999 was not restated on a discontinued operations basis. There were no discontinued operations in the Company's results of operations for the year ended December 31, 2000, as the Company provided for the estimated net loss on distribution in its results of operations for year ended December 31, 1999.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION—The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions have been eliminated. Acquired businesses, accounted for using the purchase method, are included in the results of operations since their acquisition dates.

        REVENUE RECOGNITION—The Company derives its revenues from a variety of information technology services, including systems integration, packaged software integration and implementation services, programming, strategic business and management consulting and extended support services. For a majority of engagements, the Company recognizes revenues on contracts on a time and materials basis as work is performed primarily based on hourly billing rates. For fixed price contracts, the Company recognizes revenues using the percentage-of-completion method, which is based on the percentage of work performed in the period compared to the total estimated work to be performed over the entire contract. Revenues are subject to revision as the contract progresses to completion. Any revisions in the estimate are charged to operations in the period in which the facts that give rise to the revision become known. Contracts are performed in phases. Losses on contracts, if any, are reserved in full when determined. Contract losses are determined by the amount by which the estimated cost of the contract exceeds the estimated total revenues that will be generated by the contract. Extended support revenues are recognized as services are rendered. Out-of-pocket expenses are presented net of amounts billed to clients in the accompanying consolidated statements of operations.

        CASH AND CASH EQUIVALENTS—The Company considers all highly liquid investments readily convertible into cash (with original maturities of three months or less) to be cash equivalents. These short-term investments are carried at cost plus accrued interest, which approximates market.

        MARKETABLE SECURITIES—The Company's marketable securities consist of preferred stocks. The preferred stocks, all of which are classified as available-for-sale, are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a net after-tax amount in a separate component of stockholders' equity and comprehensive income until realized.

        MARKETABLE SECURITIES HELD IN TRUST—The Company's marketable securities held in trust consist of trading securities. These investments, which are related to the executive deferred compensation plan (see Note 10), are classified as trading securities, with unrealized gains and losses included in the Company's consolidated statements of operations. Realized gains or losses are determined on the specific identification method.

        COMPUTERS, FURNITURE AND EQUIPMENT—Computers, furniture and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives generally are five years or less. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the underlying lease term. Normal maintenance and repair costs are expensed as incurred. The costs and related accumulated depreciation or amortization of the assets sold or disposed of are removed from the balance sheet and any resulting gain or loss is included in operations. The carrying value of computers, furniture and equipment is reviewed whenever events or circumstances indicate that impairment has occurred to assess recoverability based on undiscounted future cash flows.

        GOODWILL—Goodwill (the excess of cost over the fair market value of the net identifiable tangible and intangible assets of businesses acquired) is amortized on a straight-line basis, typically over a five-year period. Accumulated amortization of goodwill as of December 31, 2000 was $1,073. There was no goodwill as of December 31, 2001. The carrying value of goodwill is reviewed whenever events or circumstances indicate that impairment has occurred to assess recoverability based on undiscounted cash flows.

        SOFTWARE DEVELOPMENT COSTS—The Company capitalizes certain software development costs incurred subsequent to the achievement of technological feasibility and prior to the general release of the product for sale. Amortization of software costs is the greater of the amount computed using the (a) ratio of current revenues to the total current and anticipated future revenues or (b) the straight-line method over the estimated economic life of the product.

        LOSS PER COMMON SHARE—The Company discloses basic and diluted loss per share in the consolidated statements of operations under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during each period presented, plus the dilutive effect of common equivalent shares arising from the assumed exercise of stock options using the treasury stock method. For 2001, 2000 and 1999, common equivalent shares of 1,476,169; 3,654,186; and 2,277,347, respectively were not included in the diluted loss per share calculation as they were antidilutive. Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during each period presented.

        FOREIGN CURRENCY TRANSLATION—The functional currencies for the Company's foreign subsidiaries are their local currencies. All assets and liabilities of foreign subsidiaries are translated to U.S. dollars at end of period exchange rates. The resulting translation adjustments are recorded as a component of stockholders' equity and comprehensive income. Income and expense items are translated at average exchange rates prevailing during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in the consolidated statements of operations.

        FAIR VALUE OF FINANCIAL INSTRUMENTS—The carrying values of current assets, including marketable securities, liabilities and long-term receivables approximated their fair values at December 31, 2001 and 2000, respectively.

        STOCK-BASED COMPENSATION—The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation costs for employee stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock.

        NEW ACCOUNTING STANDARDS—On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective for any business combinations initiated after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method of accounting. Use of the pooling-of-interests method is no longer permitted. SFAS No. 142 was effective for TSC January 1, 2002. Under SFAS No. 142, goodwill should no longer be amortized to earnings, but instead is to be reviewed for impairment on at least an annual basis. The Company anticipates that the adoption of SFAS No. 141 and SFAS No. 142 will not have a significant effect on the Company's results of operations or its financial position.

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

        In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred." The EITF concluded that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. This consensus is to be applied in financial reporting periods beginning after December 15, 2001. Historically, the Company has presented reimbursed out-of-pocket net of amounts billed to clients. Accordingly, beginning in calendar year 2002, the Company will include reimbursed out-of-pocket expenses as a separate component of revenues and expenses in its Statements of Operations. This change in presentation will not affect reported net income or loss.

        INCOME TAXES—The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. The Company does not provide U.S. deferred income taxes on earnings of foreign subsidiaries that are expected to be indefinitely reinvested. Judgement is required in determining its provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets.

        EMPLOYEE BENEFIT PLAN—The Company has a 401(k) Savings Plan (the "401(k) Plan"). The 401(k) Plan allows employees to contribute up to 15 percent of their annual compensation, subject to Internal Revenue Service statutory limitations. Company contributions to the 401(k) Plan are discretionary. The Company contributed $1,063, $2,016 and $2,301 to the 401(k) Plan in the years ended December 31, 2001, 2000 and 1999.

        ESTIMATES AND ASSUMPTIONS—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        RECLASSIFICATIONS—Certain reclassifications have been made to prior periods to conform to the current period classification. These reclassifications had no impact on net loss or shareholders' equity.

NOTE 3—ACQUISITIONS

        In 1999, the Company acquired CourseNet Systems, Inc. ("CourseNet") a leader in the delivery of e-learning solutions. Total consideration was approximately $5,166, which consisted of $4,166 in cash and the Company's $1,000 previous investment in CourseNet. Goodwill of approximately $4,599 resulted from the CourseNet acquisition. During the quarter ended June 30, 2001, the Company closed its Peer3 software development operations and recorded a goodwill impairment charge of $3,014 relating to the CourseNet acquisition. This acquisition was accounted for under the purchase method and accordingly its results were included in the Company's results since the date of acquisition.

NOTE 4—RECEIVABLES

        Receivables consisted of the following:

	December 31, 2001	December 31, 2000
Amounts billed to clients	$32,995	$36,287
Contracts in process	203	591

	33,198	36,878
Allowance for doubtful receivables	(11,144)	(3,713)

	$22,054	$33,165

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

NOTE 5—MARKETABLE SECURITIES

        Marketable securities and marketable securities held in trust are reported at fair value. The marketable securities, classified as available-for-sale, consist of preferred stocks of $1,579. There was no unrealized holding gain as of December 31, 2001. As of December 31, 2000, the gross unrealized holding gain relative to the preferred stocks was $6. As of December 31, 2001 and 2000, the gross unrealized holding loss was $226 and $429, respectively. The unrealized holding gain and losses are presented net and after-tax in a separate component of stockholders' equity and comprehensive income.

        Marketable securities held in trust, classified as trading securities (see Note 10), consist of securities related to the Company's executive deferred compensation plan of $8,278. The Company recognized gains of $138, $626 and $1,572 and losses of $1,123, $621 and $0 based on the specific identification method in its statements of operations for the years ended December 31, 2001, 2000 and 1999, respectively, related to the trading securities. Since the trading securities are related to the Company's executive deferred compensation plan, a corresponding charge or credit to earnings is included in the statements of operations to recognize the change in the liability for the deferred compensation plan.

NOTE 6—COMPUTERS, FURNITURE AND EQUIPMENT

        Computers, furniture and equipment consisted of the following:

	December 31, 2001	December 31, 2000
Computers	$8,362	$14,531
Furniture and equipment	3,919	5,088

	12,281	19,619
Accumulated depreciation	(10,387)	(16,099)

	$1,894	$3,520

        Depreciation and amortization expense was $1,674, $3,048 and $3,305 for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 7—LONG-TERM RECEIVABLES AND OTHER

        Long-term receivables and other consisted of the following:

	December 31, 2001	December 31, 2000
Customer receivable	$2,016	$2,016
Employee receivables	270	108
Loan receivable and warrant	3,800	3,976
Other	139	338

	$6,225	$6,438

        Amortization expense associated with capitalized software available for resale was $132 for the year ended December 31, 1999. Capitalized software available for resale was fully amortized as of December 31, 1999. No amounts were capitalized during the years ended December 31, 2001, 2000 and 1999.

        In connection with the loan receivable, on June 30, 2000 the Company paid $200 and received a warrant to purchase up to 94,563 shares of common stock. The warrant is considered a derivative under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," therefore changes in fair market value were reported in the Company's results of operations. The warrant will expire on June 30, 2008 and was valued at zero as of December 31, 2001.

NOTE 8—INCOME TAXES

        The benefit for income taxes consisted of the following:

	For the years ended December 31,
	2001	2000	1999
Current:
Federal	$—	$(2,464)	$(1,764)
State	—	(352)	(420)
Foreign	1,178	1,624	306

Total current	1,178	(1,192)	(1,878)

Deferred:
Federal	(3,992)	(1,514)	(986)
State	(943)	(216)	(198)
Foreign	—	1,305	(2,491)

Total deferred	(4,935)	(425)	(3,675)

Benefit for income taxes	$(3,757)	$(1,617)	$(5,553)

        Total income tax benefit differed from the amount computed by applying the federal statutory income tax rate to loss from continuing operations due to the following:

	For the years ended December 31,
	2001	2000	1999
Federal tax benefit at statutory rate	$(4,433)	$(1,498)	$(5,996)
State tax benefit, net of Federal benefit	(610)	(467)	(857)
Effect of foreign tax rate differences	43	16	509
Nontaxable investment income	(76)	(179)	(232)
Nondeductible goodwill and other acquisition related charges	1,234	322	581
Other	85	189	442

Income tax benefit	$(3,757)	$(1,617)	$(5,553)

        Total income tax was allocated as follows:

	For the years ended December 31,
	2001	2000	1999
Loss from continuing operations	$(3,757)	$(1,617)	$(5,553)
Items charged directly to stockholders' equity	(178)	(6,247)	(5,860)

Total income tax	$(3,935)	$(7,864)	$(11,413)

        Deferred tax assets and liabilities were comprised of the following:

	For the Years Ended December 31,
	2001	2000
Deferred tax assets:
Deferred compensation and bonuses	$3,385	$2,953
Net operating loss and credits	4,637	3,144
Net operating loss resulting from exercise of former subsidiary stock options	7,269	7,254
Receivable valuation allowances and reserves for possible losses	4,399	1,254
Legal and other accruals	2,669	2,331
Restructuring and other charges	650	963
Other	—	240

Total deferred tax assets	23,009	18,139

Deferred tax liabilities:
Prepaid expenses	(76)	(490)
Other	(171)	—

Total deferred tax liabilities	(247)	(490)

Net deferred tax asset	$22,762	$17,649

        The Company has not provided a valuation allowance on its deferred tax assets as the Company believes it is more likely than not that they will be fully utilized. While the Company has considered future taxable income in determining whether these deferred tax assets will be fully utilized, should actual results differ from these estimates, or the Company adjusts these estimates in future periods, the Company may need to establish a valuation allowance. This resulting valuation allowance would be charged to income in the period such determination is made and could materially impact the Company's financial position and results of operations. The net operating losses expire in 2020 and 2021. As discussed in Note 13, in connection with the eLoyalty Spin-Off, TSC option holders (excluding eLoyalty employees and directors who were not also directors of TSC) had each of their options granted prior to June 22, 1999 converted into one adjusted TSC option and one eLoyalty option. When a Company employee exercises an eLoyalty Corporation option, the employee may recognize taxable income (the "Option Deduction"). The Company obtained a ruling from the Internal Revenue Service (IRS) which provides that the Company is entitled to deduct the Option Deduction on its Federal Income Tax return. The net operating loss resulting from the exercise of former subsidiary stock options represents the future tax benefit attributable to this Option Deduction.

        As part of the Spin-Off, the Company entered into a Tax Sharing and Disaffiliation Agreement (the "Agreement") with eLoyalty Corporation. Under the terms of the Agreement, the Company agreed to reimburse eLoyalty for certain tax benefits attributable to this deduction when the actual tax benefit is realized by the Company. The long-term liability (deferred income taxes due to former subsidiary) of $6,210 represents this amount.

        (Loss) income before income taxes consisted of the following:

	For the years ended December 31,
	2001	2000	1999
United States	$(15,910)	$(1,382)	$(9,854)
Foreign	3,243	(2,897)	(7,277)

Total	$(12,667)	$(4,279)	$(17,131)

        Income taxes paid during the years ended December 31, 2001 and 1999 were $1,765 and $1,192, respectively. No income taxes were paid during the year ended December 31, 2000.

NOTE 9—LINE OF CREDIT

        The Company has a $10,000 unsecured line of credit facility (the "Facility") with Bank of America National Trust and Savings Association ("Bank of America"). The agreement expires December 31, 2002. At the Company's election, loans made under the Facility bear interest at either the Bank of America reference rate or the applicable Eurodollar interest rate plus 0.75 percent. The unused line fee is 0.125 percent of the unused portion of the commitment. The Facility requires, among other things, the Company to maintain certain financial ratios. As of December 31, 2001, the Company was in compliance with these financial ratio requirements. There was no borrowing under the line of credit during the year ended December 31, 2001.

NOTE 10—EXECUTIVE DEFERRED COMPENSATION PLAN

        Effective July 1, 1995, the Company instituted a nonqualified executive deferred compensation plan. All Company executives (defined as Vice Presidents and above) are eligible to participate in this voluntary program, which permits participants to elect to defer receipt of a portion of their compensation. Deferred contributions and investment earnings are payable to participants upon various specified events, including retirement, disability or termination. The accompanying consolidated balance sheets include the deferred compensation liability, including investment earnings thereon, owed to participants. The accompanying consolidated balance sheets also include the investments, classified as trading securities, purchased by the Company with the deferred funds. These investments remain assets of the Company and are available to the general creditors of the Company in the event of the Company's insolvency.

NOTE 11—EMPLOYEE STOCK PURCHASE PLAN

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

        Shares are purchased for the benefit of the participants at the end of each three month purchase period. The number of shares of the Company's Common Stock purchased under the Stock Purchase Plan during the years ended December 31, 2001, 2000 and 1999 were 654,254; 525,321; and 511,902, respectively. As of December 31, 2001, there were 1,278,386 shares available under the Stock Purchase Plan.

NOTE 12—CAPITAL STOCK

        During the years ended December 31, 2001 and 2000, the Company repurchased 1,975,827 shares and 1,033,100 of the Company's outstanding Common Stock for $3,710 and $2,443 under a 5,000,000 share repurchase program. As of December 31, 2001, there were 1,991,073 shares available to be purchased under this share repurchase program.

        During the year ended December 31, 1999 the Company repurchased 480,000 shares for $4,930 under a 2,000,000 share repurchase program.

        The timing and size of any future stock repurchases are subject to market conditions, stock prices, cash position and other cash requirements. Such repurchases are intended to cover issuance of stock under the Company's Stock Purchase Plan and Stock Option Plans (see Note 13).

        During June 1999, the Company entered into an agreement with two venture capital firms whereby these venture capital firms agreed to purchase 500,000 shares of the Company's common stock. On August 13, 1999, Technology Crossover Ventures and Sutter Hill Ventures funded to the Company cash proceeds of approximately $4,506 and the Company delivered 500,000 shares of Common Stock (the "Company Shares") to the venture capital firms. The purchase price of $9.013 per share was equal to the average last reported sale price for the ten consecutive trading days ended June 25, 1999 (the date of the agreement).

NOTE 13—STOCK OPTIONS

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

        The 1996 Plan and the Predecessor Plans authorize the grant of a variety of stock options and other awards if authorized by the Company's Board of Directors at prices not less than the fair market value at the date of grant. Options granted under the Predecessor Plans are generally exercisable beginning one year after the date of grant and are fully exercisable in three to four years from date of grant. Options granted under the 1996 Plan are generally exercisable beginning twelve months after date of grant and are fully exercisable within forty-two months from date of grant. There were 3,260,998 and 2,577,104 options available for grant as of December 31, 2001 and 2000, respectively.

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

        The Company has elected to disclose the pro forma effects of SFAS No. 123, "Accounting for Stock-Based Compensation." As allowed under the provisions of this statement, the Company will continue to apply APB Opinion No. 25 and related interpretations in accounting for the stock options awarded under the Company's 1996 Plan. Accordingly, no compensation expense has been recognized for these stock options as their exercise prices were equal to the fair value of the underlying stock on the dates of grant. Had compensation expense for the Company stock option grants, including the option adjustments in connection with the Spin-Off, and Employee Stock Purchase Plan been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated on the following page:

	For the Years Ended December 31,
	2001	2000	1999
Net loss:
As reported:
Continuing Operations	$(8,910)	$(2,662)	$(11,578)
Discontinued Operations	$—	$—	$(1,656)

Total	$(8,910)	$(2,662)	$(13,234)

Pro forma:
Continuing Operations	$(10,954)	$(3,841)	$(15,214)
Discontinued Operations	$—	$—	$(3,783)

Total	$(10,954)	$(3,841)	$(18,997)

Basic and diluted loss per share:
As reported:
Continuing Operations	$(0.20)	$(0.06)	$(0.27)
Discontinued Operations	$—	$—	$(0.04)

Total	$(0.20)	$(0.06)	$(0.31)

Pro forma:
Continuing Operations	$(0.25)	$(0.09)	$(0.36)
Discontinued Operations	$—	$—	$(0.09)

Total	$(0.25)	$(0.09)	$(0.45)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2001	2000	1999
Expected volatility	79.2%	50%	49.7%—54.2%
Risk-free interest rates	4.6%	5.6%—6.6%	4.6%—6.3%
Expected lives	4.5 years	3.8 years	4.5 years

        The Company has not paid and does not anticipate paying dividends; therefore, the expected dividend yield is assumed to be zero.

        A summary of the status of the Company's option plans is presented below:

	For the Years Ended December 31,
	2001 Shares	2001 Weighted- Average Exercise Prices	2000 Shares	2000 Weighted- Average Exercise Prices	1999 Shares	1999 Weighted- Average Exercise Prices
Outstanding at beginning of year	11,590,980	$2.53	8,638,182	$1.47	9,483,316	$1.33
Granted	1,671,000	$2.91	3,024,579	$5.02	2,130,863	$1.76
Exercised	(739,623)	$1.46	(1,150,668)	$1.36	(1,855,848)	$0.82
Forfeited	(2,354,894)	$3.60	(2,502,889)	$2.78	(1,120,149)	$2.03
Forfeitures due to Spin-Off	—		(3,238,448)	$1.53	—
Adjustment due to Spin-Off	—		6,820,224		—

Outstanding at end of year	10,167,463	$2.42	11,590,980	$2.53	8,638,182	$1.47

Exercisable at end of year	6,990,962	$2.04	5,610,433	$1.56	5,508,918	$1.22

        Weighted-average grant date fair value of options granted during the year:

For the Years Ended December 31,
2001	2000	1999
$1.86	$2.50	$0.84

        The following summarizes information about options outstanding as of December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Average Remaining Contractual Life	Weighted- Average Exercise Prices	Shares	Weighted- Average Exercise Prices
$0.01-$1.00	1,479,467	9 years	$0.42	1,479,467	$0.42
$1.01-$1.50	3,239,639	8 years	$1.47	2,725,271	$1.47
$1.51-$2.00	1,498,574	8 years	$1.72	964,527	$1.69
$2.01-$3.00	899,811	8 years	$2.42	544,277	$2.51
$3.01-$4.00	1,154,802	9 years	$3.57	199,785	$3.66
$4.01-$5.00	52,721	9 years	$4.69	27,128	$4.68
$5.01-$6.00	1,705,697	8 years	$5.39	965,002	$5.38
$6.01-$10.00	136,752	8 years	$6.82	85,505	$6.81

	10,167,463	8 years	$2.42	6,990,962	$2.04

NOTE 14—BUSINESS SEGMENTS

        Prior to June 2001, the Company was organized into two business segments, Digital Enterprise Consulting and Peer3. Effective June 4, 2001, the Company terminated the investment in and closed its Peer3 software development operation within the Peer3 segment. The Company retained the Change and Learning Technologies business, which was included in the Peer3 segment. TSC currently operates within one reportable business segment. TSC delivers business benefits to companies worldwide through process and technology expertise. TSC delivers client specific solutions to its clients to help them achieve operational excellence, extend their enterprises and provide enabling capabilities. TSC's core competencies include enterprise management, digital supply chain management, extended support services and change and learning technologies.

        The following is revenue and long-lived asset information by geographic area:

For and as of the year ended December 31, 2001	United States	Foreign Subsidiaries	Net Assets of Discontinued Operations	Total
Revenues	$116,425	$7,005	$—	$123,430
Identifiable assets	$108,636	$5,297	$—	$113,933
For and as of the year ended December 31, 2000	United States	Foreign Subsidiaries	Net Assets of Discontinued Operations	Total
Revenues	$124,430	$7,174	$—	$131,604
Identifiable assets	$123,334	$4,304	$—	$127,638
For and as of the year ended December 31, 1999	United States	Foreign Subsidiaries	Net Assets of Discontinued Operations	Total
Revenues	$147,377	$8,943	$—	$156,320
Identifiable assets	$143,030	$4,996	$75,283	$223,309

        Foreign revenues and identifiable assets are based on the country in which the legal subsidiary is domiciled. No single foreign country's revenues or identifiable assets were material to the consolidated revenues or identifiable assets of the Company.

NOTE 15—MAJOR CLIENTS

        The Company's five largest clients in the year ended December 31, 2001 accounted for 14 percent, 12 percent, 9 percent, 8 percent and 6 percent of total revenues, respectively; during the year ended December 31, 2000 the five largest clients accounted for 8 percent, 6 percent, 4 percent, 4 percent and 4 percent of total revenues, respectively; during the year ended December 31, 1999 the five largest clients accounted for 4 percent, 4 percent, 4 percent, 4 percent and 3 percent of total revenues, respectively.

NOTE 16—COMMITMENTS AND CONTINGENCIES

        The Company leases various office facilities under operating leases expiring at various dates through January 31, 2006. Additionally, the Company leases various property and office equipment under operating leases expiring at various dates. Rental expense for all operating leases approximated $4,191, $4,876 and $7,826 for the years ended December 31, 2001, 2000 and 1999, respectively. Future minimum rental commitments under noncancelable operating leases with terms in excess of one year are as follows:

Calendar Year	Amount
2002	$2,218
2003	1,355
2004	840
2005	369
2006	10

Total	$4,792

        Of the future minimum rental commitments, the Company has accrued, as part of the restructuring charges as discussed in Note 20, $128, $132 and $80 for calendar years 2002, 2003 and 2004, respectively. The Company had no capital leases as of December 31, 2001 and 2000.

        The Company is party to lawsuits arising out of the normal course of business. Management believes the final outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 17—STOCKHOLDER RIGHTS PLAN

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

        Under specified conditions, each Right will entitle the holder to purchase the Company's Common Stock (or if the Company is acquired in a merger or other business combination, common stock of the acquirer) at the exercise price having a current market value of two times the exercise price. The terms of the Rights may be amended by the Company's Board of Directors.

NOTE 18—COMPREHENSIVE INCOME (LOSS)

        The Company's comprehensive income (loss) and related tax effects were as follows:

For the Year Ended December 31, 2001	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Change in unrealized holding loss on available-for-sale securities:
Unrealized holding gains arising during the period	$258	$(91)	$167
Less: adjustment for gain realized in net loss	(60)	21	(39)

Net unrealized gain	198	(70)	128
Cumulative translation adjustment	(83)	—	(83)

Other comprehensive income	$115	$(70)	$45

For the Year Ended December 31, 2000	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Change in unrealized holding loss on available-for-sale securities:
Unrealized holding losses arising during the period	$(233)	$82	$(151)
Less: adjustment for loss realized in net loss	9	(3)	6

Net unrealized loss	(224)	79	(145)
Cumulative translation adjustment	123	—	123

Other comprehensive loss	$(101)	$79	$(22)

For the Year Ended December 31, 1999	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Change in unrealized holding loss on available-for-sale securities:
Unrealized holding losses arising during the period	$(86)	$30	$(56)
Less: adjustment for gain realized in net loss	(102)	36	(66)

Net unrealized loss	(188)	66	(122)
Cumulative translation adjustment	485	—	485

Other comprehensive income	$297	$66	$363

NOTE 19—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter Ended	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Revenues	$34,086	$34,018	$29,503	$25,823
Operating income (loss)	$697	$(16,687)	$1,108	$443
Net income (loss)	$741	$(11,043)	$937	$455
Basic net earnings (loss) per common share	$0.02	$(0.25)	$0.02	$0.01
Diluted net earnings (loss) per common share	$0.02	$(0.25)	$0.02	$0.01
Quarter Ended	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
Revenues	$33,182	$36,254	$31,044	$31,124
Operating (loss) income	$(4,356)	$3,180	$(3,111)	$(3,238)
Net (loss) income	$(1,941)	$2,291	$(1,517)	$(1,495)
Basic net (loss) earnings per common share	$(0.04)	$0.05	$(0.03)	$(0.03)
Diluted net (loss) earnings per common share	$(0.04)	$0.05	$(0.03)	$(0.03)

NOTE 20—OTHER EVENTS

        RESTRUCTURING AND OTHER CHARGES—During the quarter ended June 30, 2001, the Company recorded $9,256 in restructuring and other charges comprised of $6,930 relating to the closure of its Peer3 software development operation and $2,326 in non-Peer3 severance related costs. The Peer3 charge included $3,014 in goodwill impairment, $866 in asset write-offs, $668 in costs associated with lease terminations, $1,430 in severance costs, $357 in professional fees and $595 in computer lease terminations, commitments and other costs. As of December 31, 2001, the Company had used $5,850 of this charge for the following: asset write-offs of $1,013; goodwill impairment of $3,014; and cash payments of $786 related to Peer3 severance costs of approximately 30 employees, $357 in professional fees, $223 in lease costs and $457 in other costs. The remaining accrual balance of $1,080 relates to lease terminations and severance costs and is expected to be utilized by February 2003. In addition, in connection with this closure, in July 2001 TSC sold its Peer3 software assets to a private company for cash and shares of common stock. TSC recorded the common stock at a fair value of zero based on the financial position of the private company and TSC's liquidation preference. The non-Peer3 severance charge of $2,326 included $1,480 in severance costs, $520 in asset write-offs and $326 in other costs. As of December 31, 2001, the Company had used $1,579 of this charge for cash payments of $1,001 related to the severance of approximately 70 employees, other cash payments of $58 and $520 in asset write-offs. The remaining accrual balance of $747 is expected to be utilized by the second quarter of 2002.

        During the quarter ended March 31, 2000, the Company recorded a pre-tax charge of $4,701 for the closure of its Latin American operations. During the quarter ended September 30, 2000, the Company collected $400 of accounts receivables previously written-off and, as a result, the cumulative charge was reduced to $4,301. As of December 31, 2001, the Company had used $4,116 of this charge for cash payments of $1,600 related to severance costs for approximately 40 employees, lease terminations and professional fees ($94 paid during the year ended December 31, 2001) and $2,916 in asset write-offs, offset by the accounts receivables collections of $400. The remaining accrual balance of $185 as of December 31, 2001 represents professional fees and various other closure costs and is expected to be utilized by the second quarter of 2002.

        During the quarter ended December 31, 1999, the Company recorded $6,967 in restructuring and other charges associated with lease terminations of $3,011, former executive severance costs of $1,814, CourseNet Systems, Inc. acquisition costs of $1,300 and write-offs of other assets of $842. The Company determined that a portion of the lease terminations became unnecessary due to changes in TSC office usage by TSC and eLoyalty and also determined that the actual costs for these lease terminations would be less than previously anticipated and, as a result, the cumulative charge was reduced by $404 to $6,563 during the quarter ended September 30, 2000 and by $1,488 to $5,075 during the quarter ended March 31, 2001. As of December 31, 2001, the Company had made cash payments of $1,747 (paid during the quarter ended March 31, 2000) for executive severance costs and $435 in lease costs (paid during the year ended December 31, 2001). The remaining accrual balance of $561 as of December 31, 2001 relates to amounts that the Company is contractually obligated to pay through 2004 as a result of lease terminations.

        In addition, on March 30, 1999, the Company announced that it was making a number of changes to its business operations and, as a result, the Company recorded a restructuring charge of $10,522 associated with those changes and the severance of employees, primarily consulting personnel. During the quarter ended September 30, 2000, the Company determined that $122 of this charge was overestimated and, as a result, the cumulative charge was reduced to $10,400. The Company used the full restructuring accrual of $10,400 for cash payments of $8,809 associated with the severance of approximately 270 employees and $1,591 in asset write-offs and other costs.

        SPIN-OFF—On February 15, 2000 TSC completed the Spin-Off. The total net assets contributed to eLoyalty at the Spin-Off was $96,594 which consisted of current assets of $104,350, non-current assets of $18,721, current liabilities of $27,993 and accumulated other comprehensive loss of $1,516. Operating results from eLoyalty prior to the Spin-Off were as follows:

For the Year Ended December 31, 1999
Revenues	$140,465

Income before income taxes	$12,954
Income tax provision	7,821

Income from discontinued operations	5,133
Loss on distribution of discontinued operations before income taxes	(7,336)
Income tax benefit	(547)

Loss on distribution of discontinued operations	(6,789)

Total loss from discontinued operations	$(1,656)

        The $6,789 loss on distribution of discontinued operations represents fees and other costs related to the eLoyalty transaction and the net loss incurred by eLoyalty from January 1, 2000 through February 15, 2000. In addition in connection with the Spin-Off, on February 15, 2000, Technology Crossover Ventures and Sutter Hill Ventures purchased from eLoyalty Corporation 2.5 million common shares for approximately $8,400.

        At the time of the Spin-Off, TSC and eLoyalty entered into a Shared Services Agreement pursuant to which TSC provided to eLoyalty certain administrative services, such as, internal systems, accounting, resources management and benefits through December 31, 2000. The Company charged $3,764 of these services to eLoyalty during the year ended December 31, 2000.

Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31, 2001, 2000 and 1999 (In thousands)

Description of Allowance and Reserves	Balance at beginning of year	Net Assets of Discontinued Operations	Additions	Deductions	Balance at end of year
December 31, 1999
Allowance for doubtful receivables	$4,845	$(2,084)	$5,909	$(4,955)	$3,715

December 31, 2000
Allowance for doubtful receivables	$3,715	$—	$5,234	$(5,236)	$3,713

December 31, 2001
Allowance for doubtful receivables	$3,713	$—	$9,380	$(1,949)	$11,144

Technology Solutions Company

PART IV. (CONTINUED)

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (CONTINUED)

Item 14(a)(3) Exhibits

        The following documents are filed herewith or incorporated by reference and made a part of this Report.

Exhibit #	Description of Document
3.1	Restated Certificate of Incorporation of Technology Solutions Company, filed as Exhibit 3(i) to TSC's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998, file no. 0-19433, is hereby incorporated by reference.
3.2	Bylaws of TSC, as amended, filed as Exhibit 3 to TSC's Current Report on Form 8-K dated November 22, 1998, file no. 0-19433, is hereby incorporated by reference.
4.1
Certificate of Designation of Series A Junior Participating Preferred Stock, filed as Exhibit 4.1 to TSC's Annual Report on Form 10-K for the year ended December 31, 1999, file no. 0-19433, is hereby incorporated by reference.
4.2	Rights Agreement with Mellon Investor Services, L.L.C., filed as exhibit 4 to TSC's Current Report on Form 8-K dated October 29, 1998, file no. 0-19433, is hereby incorporated by reference.
4.3
First Amendment to Rights agreement with Mellon Investor Services, L.L.C., filed as Exhibit 4.3 to TSC's Annual Report on Form 10-K for the year ended December 31, 1999, file no. 0-19433, is hereby incorporated by reference.
10.01
Technology Solutions Company Original Option Plan, as amended, filed as Exhibit 10.02 to TSC's Annual Report on Form 10-K for the fiscal year ended May 31, 1992, file no. 0-19433, is hereby incorporated by reference.
10.02
Technology Solutions Company 1992 Stock Incentive Plan, filed as Exhibit 10.03 to TSC's Annual Report on Form 10-K for the fiscal year ended May 31, 1992, file no. 0-19433, is hereby incorporated by reference.

10.03
1993 Outside Directors Stock Option Plan, as amended, filed as Exhibit 10.05 to TSC's Annual Report on Form 10-K for the fiscal year ended May 31, 1994, file no. 0-19433, is hereby incorporated by reference.
10.05
Technology Solutions Company 1996 Stock Incentive Plan, as amended, filed as Exhibit 4.3 to TSC's Registration Statement on Form S-8 filed July 16, 1997, file no. 333-31387, is hereby incorporated by reference.
10.06	Employment Agreement of William H. Waltrip, filed as Exhibit 10.06 to TSC's Annual Report on Form 10-K for the fiscal year ended May 31, 1996, file no. 0-19433, is hereby incorporated by reference.
10.08	Employment Agreement of Paul R. Peterson, filed as Exhibit 10.11 to TSC's Annual Report on Form 10-K for the fiscal year ended May 31, 1998, file no. 0-19433, is hereby incorporated by reference.
10.10	Employment Agreement of Jack N. Hayden, filed as Exhibit 10.09 to TSC's Annual Report on Form 10-K for the fiscal year ended May 31, 1996, file no. 0-19433, is hereby incorporated by reference.
10.11	Letter of Understanding with Jack N. Hayden, filed as Exhibit 10.14 to TSC's Annual Report on Form 10-K for the fiscal year ended May 31, 1998, file no. 0-19433, is hereby incorporated by reference.
10.13	Letter agreement with Jack N. Hayden, filed as Exhibit 10.13 to TSC's Annual Report on Form 10-K for the year ended December 31, 1999, file no. 0-19433, is hereby incorporated by reference.
10.14
Employment Agreement Amendment with Jack N. Hayden, filed as Exhibit 10.14 to TSC's Annual Report on Form 10-K for the year ended December 31, 1999, file no. 0-19433, is hereby incorporated by reference.
10.15
Employment Agreement Amendment with Paul R. Peterson, filed as Exhibit 10.15 to TSC's Annual Report on Form 10-K for the year ended December 31, 1999, file no. 0-19433, is hereby incorporated by reference.

10.19	Employment Agreement with Laurence P. Birch, filed as Exhibit 10.19 to TSC's Annual Report on Form 10-K for the year ended December 31, 2000, file no. 0-19433, is hereby incorporated by reference.
10.21*	Employment Agreement with Timothy P. Dimond
21*	Subsidiaries of the Company.
23*	Consent of PricewaterhouseCoopers LLP.

*
Filed herewith

        Exhibits 10.01 through 10.21 listed above are the management contracts and compensatory plans or arrangements required to be filed as exhibits hereto pursuant to the requirements of Item 601 of Regulation S-K.

Item 14(b) Reports on Form 8-K

        During the quarter ended December 31, 2001, the Company did not file any reports on Form 8-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March 2002.

TECHNOLOGY SOLUTIONS COMPANY
By:	/s/ TIMOTHY P. DIMOND Timothy P. Dimond Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the date indicated.

Signature

/s/ WILLIAM H. WALTRIP William H. Waltrip	(March 19, 2002)	Chairman and Director
/s/ JACK N. HAYDEN Jack N. Hayden	(March 19, 2002)	President, Chief Executive Officer and Director
/s/ TIMOTHY P. DIMOND Timothy P. Dimond	(March 19, 2002)	Chief Financial Officer and Principal Accounting Officer
/s/ RAYMOND P. CALDIERO Raymond P. Caldiero	(March 19, 2002)	Director
/s/ CARL F. DILL, JR. Carl F. Dill, Jr.	(March 19, 2002)	Director
/s/ STEPHEN B. ORESMAN Stephen B. Oresman	(March 19, 2002)	Director
/s/ JOHN R. PURCELL John R. Purcell	(March 19, 2002)	Director

        (Being the principal executive officers, the principal financial and accounting officers and a majority of the directors of Technology Solutions Company).

QuickLinks

Technology Solutions Company PART I.
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Technology Solutions Company PART II.
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Technology Solutions Company PART III.
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV.
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
REPORT OF INDEPENDENT ACCOUNTANTS
Technology Solutions Company CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
Technology Solutions Company CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
Technology Solutions Company CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED) (In thousands, except per share data)
Technology Solutions Company CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME For the years ended December 31, 2001, 2000 and 1999—(In thousands, except share data)
Technology Solutions Company CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
Technology Solutions Company NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share data)
Schedule II—Valuation and Qualifying Accounts For the Years Ended December 31, 2001, 2000 and 1999 (In thousands)
SIGNATURES