Form 10-Q
period 2002-03-31
TECHNOLOGY SOLUTIONS COMPANY
filed 2002-05-10
CIK 877645

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002

Commission file number 0-19433

TECHNOLOGY SOLUTIONS COMPANY

INCORPORATED IN THE STATE OF DELAWARE
EMPLOYER IDENTIFICATION NO. 36-3584201

205 North Michigan Avenue
Suite 1500
Chicago, Illinois 60601
(312) 228-4500

TSC(1) HAS FILED all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) HAS BEEN subject to such filing requirements for the past 90 days.

As of May 6, 2002, there were outstanding 42,790,084 shares of TSC Common Stock, par value $.01.

TECHNOLOGY SOLUTIONS COMPANY
Index to Form 10-Q

Part I

		Page Number
FINANCIAL INFORMATION (UNAUDITED)
ITEM 1.	FINANCIAL STATEMENTS
	Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	3
	Consolidated Statements of Income for the Three Months Ended March 31, 2002 and 2001	4
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001	5
	Notes to Consolidated Financial Statements	6
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19
Part II
OTHER INFORMATION
	Item 4	20
	Item 6	20
SIGNATURES		21

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

ASSETS

	March 31, 2002	December 31, 2001
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$41,408	$50,115
Marketable securities	1,565	1,579
Marketable securities held in trust	7,740	8,278
Receivables, less allowance for doubtful receivables of $9,185 and $11,144	21,967	22,054
Deferred income taxes	13,519	13,394
Other current assets	875	1,026

Total current assets	87,074	96,446
COMPUTERS, FURNITURE AND EQUIPMENT, NET	1,777	1,894
DEFERRED INCOME TAXES	9,368	9,368
LONG-TERM RECEIVABLES AND OTHER	6,082	6,225

Total assets	$104,301	$113,933

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,368	$1,718
Accrued compensation and related costs	8,305	15,006
Deferred compensation	7,740	8,278
Restructuring and other accruals	1,715	2,573
Other current liabilities	3,767	4,026

Total current liabilities	22,895	31,601
DEFERRED INCOME TAXES DUE TO FORMER SUBSIDIARY	6,210	6,210
COMMITMENTS AND CONTINGENCIES	—	—

Total liabilities	29,105	37,811

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; shares authorized—10,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized— 100,000,000; shares issued—44,695,788	447	447
Capital in excess of par value	122,561	122,612
Accumulated deficit	(44,335)	(44,462)
Treasury stock, at cost, 1,925,833 and 1,280,124 shares	(3,389)	(2,359)
Accumulated other comprehensive (loss) income:
Unrealized holding loss, net	(159)	(148)
Cumulative translation adjustment	71	32

Total stockholders' equity	75,196	76,122

Total liabilities and stockholders' equity	$104,301	$113,933

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Three Months Ended March 31,
	2002	2001
	(unaudited)
REVENUES:
Revenues before reimbursements	$24,460	$34,569
Reimbursements	2,790	4,677

	27,250	39,246

COSTS AND EXPENSES:
Project personnel	13,366	18,151
Other project expenses	3,727	5,622
Reimbursable expenses	2,790	4,677
Bad debt expense	429	—
Management and administrative support	5,624	9,292
Goodwill amortization	—	230
Restructuring and other credits	—	(1,488)
Incentive compensation	1,479	2,065

	27,415	38,549

OPERATING (LOSS) INCOME	(165)	697

OTHER INCOME:
Net investment income	376	541

INCOME BEFORE INCOME TAXES	211	1,238
INCOME TAX PROVISION	84	497

NET INCOME	$127	$741

BASIC NET EARNINGS PER COMMON SHARE	$0.00	$0.02

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	43,147	44,087

DILUTED NET EARNINGS PER COMMON SHARE	$0.00	$0.02

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	44,324	46,328

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended March 31,
	2002	2001
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$127	$741
Restructuring and other credits	—	(1,488)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	315	646
Provisions for receivable valuation allowances and reserves for possible losses, net of recoveries	429	—
Deferred income taxes	(96)	(43)
Changes in assets and liabilities:
Receivables	(410)	(3,717)
Purchases of trading securities related to deferred compensation plan, net of market adjustments	(516)	(565)
Sales of trading securities related to deferred compensation plan	1,053	67
Refundable income taxes	—	183
Other current assets	148	(155)
Accounts payable	(348)	1,092
Accrued compensation and related costs	(6,698)	(3,623)
Deferred compensation liability	(537)	498
Restructuring and other accruals	(780)	(33)
Other current liabilities	(241)	197
Other assets	143	315

Net cash used in operating activities	(7,411)	(5,885)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from available-for-sale securities	—	1,000
Capital expenditures	(215)	(356)

Net cash (used in) provided by investing activities	(215)	644

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	241	267
Proceeds from employee stock purchase plan	179	329
Purchase of treasury stock	(1,523)	(36)

Net cash (used in) provided by financing activities	(1,103)	560

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	22	21

DECREASE IN CASH AND CASH EQUIVALENTS	(8,707)	(4,660)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,115	40,574

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,408	$35,914

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of Technology Solutions Company and its subsidiaries ("TSC" or the "Company"). The consolidated balance sheet as of March 31, 2002 and the consolidated statements of income and cash flows for the three months ended March 31, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2002 and for all periods presented. All adjustments made, except those related to restructuring and other charges, have been of a normal and recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the United States Securities and Exchange Commission ("SEC") on March 19, 2002.

        The consolidated statements of income reflect the Company's adoption of the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out of Pocket' Expenses Incurred" which requires that reimbursements received for out-of-pocket expenses be characterized as revenue. This change in presentation does not affect reported net income or loss. All periods presented have been revised to reflect this change.

        Certain reclassifications have been made to prior periods to conform to the current period classifications.

NOTE 2—THE COMPANY

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

NOTE 3—NEW ACCOUNTING STANDARDS

        On August 15, 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required for adoption for fiscal years beginning after June 14, 2002. We anticipate that the adoption of SFAS No. 143 will not have a significant effect on our results of operations or financial position.

NOTE 4—STOCK OPTIONS

        As of March 31, 2002, options to purchase 11.1 million shares of common stock were outstanding and options to purchase an additional 2.2 million shares of common stock were available for grant under the Technology Solutions Company 1996 Stock Incentive Plan.

NOTE 5—CAPITAL STOCK

        During the quarter ended March 31, 2002, the Company repurchased 921,400 shares of the Company's outstanding Common Stock for $1,522,647 under the Company's previously announced 5,000,000 share repurchase program. As of March 31, 2002, there were 1,069,673 shares available to be purchased under this share repurchase program (See Note 10).

        The timing and size of any future stock repurchases are subject to market conditions, stock prices, cash position and other cash requirements. Such repurchases are intended to cover issuance of stock under the Company's employee stock purchase plan and stock option plans.

NOTE 6—EARNINGS PER COMMON SHARE

        The Company discloses basic and diluted earnings per share in the consolidated statements of income under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each period presented, plus the dilutive effect of common equivalent shares arising from the assumed exercise of stock options using the treasury stock method. Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented.

Reconciliation of Basic and Diluted Earnings Per Share for the Three Months Ended
(In thousands, except per share data)

	March 31, 2002			March 31, 2001
	(unaudited)			(unaudited)
	Net Income	Shares	Per Common Share	Net Income	Shares	Per Common Share
Basic Earnings Per Share	$127	43,147	$0.00	$741	44,087	$0.02

Effect of Stock Options	—	1,177		—	2,241

Diluted Earnings Per Share	$127	44,324	$0.00	$741	46,328	$0.02

NOTE 7—COMPREHENSIVE INCOME (LOSS)

        The Company's comprehensive income (loss) was as follows:

	For the Three Months Ended March 31,
	2002	2001
	(In thousands)
Net Income	$127	$741
Other Comprehensive Income (Loss):
Net Unrealized Holding (Losses) Gains on Available-for-Sale Securities, net of tax	(11)	43
Translation Adjustment	39	21

Other Comprehensive Income	28	64

Total Comprehensive Income	$155	$805

NOTE 8—BUSINESS SEGMENTS

        During 2001, the Company was organized into two business segments, Digital Enterprise Consulting and Peer3. In mid-2001, the Company terminated the investment in and closed its Peer3 software development operation within the Peer3 segment. The Company retained the Change and Learning Technologies business, which was included in the Peer3 segment. TSC currently operates within one reportable business segment. TSC delivers business benefits to companies worldwide through process and technology expertise. TSC delivers client specific solutions to its clients to help them achieve operational excellence, extend their enterprises and provide enabling capabilities. TSC's core competencies include enterprise management, digital supply chain management, extended support services and change and learning technologies.

        The following is revenue and long-lived asset information by geographic area (in thousands):

For and as of the Three Months Ended March 31, 2002	United States	Foreign Subsidiaries	Total
Revenues	$25,995	$1,255	$27,250
Identifiable assets	$98,898	$5,403	$104,301
For and as of the Three Months Ended March 31, 2001	United States	Foreign Subsidiaries	Total
Revenues	$36,949	$2,297	$39,246
Identifiable assets	$119,909	$5,773	$125,682

        Foreign revenues and identifiable assets are based on the country in which the legal subsidiary is domiciled. No single foreign country's revenues or identifiable assets were material to the consolidated revenues or identifiable assets of the Company.

NOTE 9—OTHER EVENTS

        In 2001, the Company recorded $9.2 million in restructuring and other charges comprised of $6.9 million relating to the closure of its Peer3 software development operation and $2.3 million in non-Peer3 severance related costs. The Peer3 charge included $3.0 million in goodwill impairment, $0.9 million in asset write-offs, $0.6 million in costs associated with lease terminations, $1.4 million in severance costs, $0.4 million in professional fees and $0.6 million in computer lease terminations, commitments and other costs. As of March 31, 2002, the Company had used $6.5 million of this charge for the following: asset write-offs of $1.1 million; goodwill impairment of $3.0 million; and cash payments of $0.9 million related to Peer3 severance costs of approximately 30 employees ($0.1 million paid during the quarter ended March 31, 2002), $0.4 million in professional fees, $0.7 million in lease costs ($0.5 million paid during the quarter ended March 31, 2002) and $0.4 million in other costs. The remaining accrual balance of $0.4 million relates to lease terminations and severance costs and is expected to be utilized by February 2003. In addition, in connection with this closure, in 2001 TSC sold its Peer3 software assets to a private company for cash and shares of common stock. TSC recorded the common stock at a fair value of zero based on the financial position of the private company and TSC's liquidation preference. The non-Peer3 severance charge of $2.3 million included $1.5 million in severance costs, $0.5 million in asset write-offs and $0.3 million in other costs. As of March 31, 2002, the Company had used $1.7 million of this charge for cash payments of $1.1 million related to the severance of approximately 70 employees ($0.1 million paid during the quarter ended March 31, 2002), other cash payments of $0.1 million and asset write-offs of $0.5 million. The remaining accrual balance of $0.6 million is expected to be utilized by the second quarter of 2002.

        During the quarter ended March 31, 2000, the Company recorded a pre-tax charge of $4.7 million for the closure of its Latin American operations. During the quarter ended September 30, 2000, the Company collected $0.4 million of accounts receivables previously written-off and, as a result, the cumulative charge was reduced to $4.3 million. As of March 31, 2002, the Company had used $4.1 million of this charge for cash payments of $1.6 million related to severance costs for approximately 40 employees, lease terminations and professional fees and $2.5 million in net asset write-offs. The remaining accrual balance of $0.2 million represents professional fees and various other closure costs and is expected to be utilized by the third quarter of 2002.

        During the quarter ended December 31, 1999, the Company recorded $7.0 million in restructuring and other charges associated with lease terminations of $3.0 million, former executive severance costs of $1.8 million, CourseNet Systems, Inc. acquisition costs of $1.3 million and $0.9 million in asset write-offs. On February 15, 2000, the Company distributed the common stock of eLoyalty Corporation ("eLoyalty") owned by the Company to the Company's stockholders (the "Spin-Off"). eLoyalty operated within the Company prior to the Spin-Off and is now a separate, publicly traded company. The Company determined that a portion of the lease terminations became unnecessary due to changes in TSC office usage by TSC and eLoyalty and also determined that the actual costs for these lease terminations would be less than previously anticipated and, as a result, the cumulative charge was reduced by $0.4 million to $6.6 million during the quarter ended September 30, 2000 and by $1.5 million to $5.1 million during the quarter ended March 31, 2001. As of March 31, 2002, the Company had made cash payments of $1.8 million for executive severance costs, cash payments of $0.4 million in lease costs and asset write-offs of $2.4 million. The remaining accrual balance of $0.5 million relates to amounts that the Company is contractually obligated to pay through 2004 as a result of the lease terminations.

NOTE 10—SUBSEQUENT EVENTS

        SHARE REPURCHASE PROGRAM—On April 29, 2002, the Company announced that it increased its share repurchase program by 3,930,327 shares. As a result of this increase, there were 5,000,000 shares available for purchase under the share repurchase program as of April 29, 2002.

        STOCKHOLDER RIGHTS PLAN—On October 29, 1998, the Board of Directors adopted a Rights Plan, as amended on February 9, 2000 (the "Rights Plan"), intended to assure fair and equal treatment for all of the Company's stockholders in the event of a hostile takeover attempt. On April 25, 2002, the Rights Plan was amended; the terms of this amendment are more fully described in Amendment No. 2 to Form 8-A Registration Statement, filed by the Company with the SEC on April 29, 2002.

TECHNOLOGY SOLUTIONS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

        Revenue in 2002 continues to be impacted by economic uncertainties and weakness in the United States and global economies. As a result, demand for information technology services continues to be adversely impacted.

        The results of our operations are affected by general economic conditions as well as the level of economic activity and change in the industries that we serve. Our business is also driven by the pace of technological change and the type and level of spending by our clients in the areas in which we provide services. Many factors can result in a deferral, reduction or cancellation of services requested by our prospective or current clients including budget constraints, economic conditions and perceived project progress, success or value. During economic downturns, pricing pressures emerge as companies try to minimize costs and negotiate lower prices for our services. Our ability to successfully identify and prepare for these changes early in their cycles is a key driver of our performance. Therefore, our strategy is to anticipate these trends and identify cost-management initiatives that will allow us to manage costs relative to expected revenues. In addition, a significant portion of our revenues may be derived from large projects for a limited number of clients. Accordingly, the loss of a significant client could adversely impact our revenues and financial position.

        Project personnel costs constitute the majority of our operating costs. Since project personnel costs are driven primarily by the cost of billable personnel, mainly compensation and benefits, maintaining these costs at a reasonable and predictable percentage of revenue is critical to our financial performance. Project personnel costs as a percentage of revenues are driven by utilization and average billing rates. Utilization represents the percentage of our billable professionals' time spent on billable work. It is our strategy to match our project personnel supply with demand. At times this requires us to reduce headcount and reassign employees to other active projects when they are no longer needed on a particular project. However, because of the mix of skills needed and project duration, implementation of this strategy may be delayed at times. Accordingly, any unexpected decline in revenues without a corresponding and timely reduction in staffing, or a staffing increase that is not accompanied by a corresponding increase in revenues, could have a material adverse effect on our business, operating results and financial condition.

        Our critical accounting policies are as follows:

  •
  Revenue recognition

  •
  Estimating the allowance for doubtful receivables

  •
  Accounting for income taxes

        These policies are discussed further in this section under "Revenues," "Bad Debt Expense" and "Income Taxes."

SEGMENTS

        During 2001, we were organized into two business segments, Digital Enterprise Consulting and Peer3. In mid-2001, we terminated the investment in and closed our Peer3 software development operation within the Peer3 segment and now we report entirely within one business segment.

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

        In 2002, we adopted Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out of Pocket' Expenses Incurred" which requires that reimbursements received for out-of-pocket expenses be characterized as revenue. Prior to adopting EITF No. 01-14, out-of-pocket expenses were presented net of amounts billed to clients in the accompanying consolidated statements of income. With the adoption of EITF No. 01-14, out-of-pocket expenses (reimbursable expenses) are now shown as a separate component of revenues and costs and expenses. The adoption of EITF No. 01-14 did not affect our reported net income or loss.

COSTS AND EXPENSES

Project Personnel

        Project personnel costs consist primarily of professional salaries and benefits.

Other Project Expenses

        Other project expenses consist of nonbillable expenses incurred for client projects and business development as well as the cost for subcontractors hired for use on our client projects. Nonbillable expenses include recruiting fees, selling expenses, personnel training and software development costs.

Reimbursable expenses

        This represents project related and other out-of-pocket expenses that are reimbursable by the client. An equivalent amount is included in revenues under the caption "Reimbursements."

Bad Debt Expense

        We maintain an allowance for doubtful receivables resulting from the failure of our customers to make required payments. Management specifically analyzes accounts receivable, on a client by client basis, when evaluating the adequacy of our allowance for doubtful receivables and records any necessary bad debt expense based on the best estimate of the facts known to date. Should the facts regarding the collectability of receivables change, the resulting change in the allowance would be charged or credited to income in the period such determination is made. Such a change could materially impact our financial position and results of operations.

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

Incentive Compensation

        Incentive compensation is accrued at a set percentage of base salary, which varies by level of employee, and adjusted to reflect the amounts needed for active employees and for performance against targets, goals and objectives. Payments of incentive compensation are performance based and are determined by both objective (financial-based) and subjective measures.

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

QUARTER ENDED MARCH 31, 2002 COMPARED WITH QUARTER ENDED MARCH 31, 2001

Revenues

        Consolidated net revenues for the quarter ended March 31, 2002 decreased 31 percent to $27.3 million compared with $39.2 million for the same period in the prior year. Revenues before reimbursements decreased 29 percent to $24.5 million from $34.6 million. We believe that this decline in revenue was primarily due to the continuing negative economic conditions throughout 2001 that have continued in 2002. However other factors played a role in the decline, including a decline in corporate information technology capital expenditures as large and small companies reassessed their goals and budgets.

Costs and Expenses

        Project personnel costs decreased to $13.4 million for the quarter ended March 31, 2002 from $18.2 million for the same period in the prior year, a decrease of 26 percent. This decrease was largely attributable to staff reductions driven by our ongoing efforts to keep headcount in line with associated demand for our services, as described earlier in this item. Project personnel costs as a percentage of revenues before reimbursements increased to 55 percent for the quarter ended March 31, 2002 from 53 percent for the same period in the prior year primarily due to a 4 percent decline in billing rates as well as a lower than anticipated demand for our services during the current quarter. The decline in billing rates reflected the increased competitive environment in the information technology consulting market. As a result of the lower demand, we began aligning our headcount with the demand for our services during the later part of this quarter.

        Other project expenses were $3.7 million for the quarter ended March 31, 2002 compared to $5.6 million for the same period in the prior year, a decrease of 34 percent. The decrease in other project expenses consisted of the following: a decrease in hiring costs of $0.9 million as a result of decreased headcount and curtailing the use of recruiting firms in the hiring process; a decrease in travel costs of $0.8 million as a result of the decrease in headcount as well as our implementation of more effective cost controls; and a decrease in various other costs of $0.6 million due to the closure of Peer3, overall headcount reductions and the implementation of more effective cost controls. These decreases were partially offset by an increase in subcontractor costs of $0.4 million. Other project expenses as a percentage of revenues before reimbursements decreased to 15 percent for the quarter ended March 31, 2002 from 16 percent for the same period in the prior year as a result of the aforementioned items.

        Bad debt expense was $0.4 million for the quarter ended March 31, 2002. There was no bad debt expense in the same period in the prior year.

        Management and administrative support costs decreased to $5.6 million for the quarter ended March 31, 2002 from $9.3 million for the same period in the prior year. This decrease resulted from a decrease in infrastructure costs of $1.6 million and a decrease in practice area management and administrative costs of $2.1 million. These decreases included the following: a decrease in labor costs of $1.7 million as we decreased headcount as a result of our cost-management initiatives; a decrease in travel costs of $0.7 million as a result of the decrease in headcount as well as our implementation of more effective cost controls; the closure of the Peer3 software development operations decreased non-labor and non-travel costs by $0.5 million; a decrease in marketing costs of $0.2 million; and a decrease in other costs of $0.6 million as a result of our reduced headcount and cost-management initiatives.

        There was no goodwill amortization during the quarter ended March 31, 2002. Goodwill amortization of $0.2 million for the quarter ended March 31, 2001 related to the acquisition of the CourseNet Systems, Inc. (CourseNet) in the fourth quarter of 1999. During 2001, we closed our Peer 3 software development operations and recorded a goodwill impairment charge relative to the CourseNet goodwill. As a result, we had no goodwill on the balance sheet as of December 31, 2001 or March 31, 2002.

        During the quarter ended March 31, 2001, we reversed restructuring and other charges of $1.5 million related to certain lease terminations recorded in 1999.

        Incentive compensation of $1.5 million was accrued during the quarter ended March 31, 2002 compared to $2.1 million for the same period in 2001. Incentive compensation as a percentage of revenues excluding reimbursements remained unchanged at 6 percent for the quarter ended March 31, 2002 compared to same period in the prior year. The Company expects to continue to accrue incentive compensation during the 2002 calendar year.

Operating Loss/Income

        Consolidated operating loss was $0.2 million for the quarter ended March 31, 2002 compared to consolidated operating income of $0.7 million for the same period in the prior year. Our operating income for the quarter ended March 31, 2001 included a credit for the adjustment of previous restructuring and other charges of $1.5 million (as discussed previously in this item). Excluding this credit, we would have had an operating loss of $0.8 million. The pro forma reduction in the operating loss was mainly due to the cost controls we initiated in 2001 through 2002 as well as our strategy to match our project personnel supply with demand.

Other Income and Expense

        Other income and expense for the quarter ended March 31, 2002 was $0.4 million compared to $0.5 million for the same period in the prior year. The decrease is a result of lower interest rates during the quarter ended March 31, 2002 compared to the same period in the prior year.

Income Tax Provision

        The Company's effective tax rate for the quarters ended March 31, 2002 and 2001 was 40 percent.

Shares Outstanding

        Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding decreased due to the repurchase of some of our outstanding shares under our previously announced repurchase program as well as a reduction in the dilutive effect of common equivalent shares.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities was $7.4 million and $5.9 million for the quarters ended March 31, 2002 and 2001, respectively. Net cash used in operating activities for the quarter ended March 31, 2002 mainly resulted from a decrease in accrued compensation and related costs due to bonuses payments as well as a reduction in restructuring and other accruals due to lease and severance payments. Cash commitments relating to remaining restructuring and other charges are $0.9 in severance related costs and $0.8 million in other commitments. These amounts are expected to be paid through 2004.

        Net cash used in investing activities was $0.2 million for the quarter ended March 31, 2002 compared to cash provided by investing activities of $0.6 million in the quarter ended March 31, 2001. We received $1.0 million from the sale of available-for-sale securities during the quarter ended March 31, 2001. There were no such proceeds during the quarter ended March 31, 2002.

        Capital expenditures for the quarter ended March 31, 2002 were $0.2 million. We currently have no material commitments for capital expenditures.

        Net cash used in financing activities was $1.1 million for the quarter ended March 31, 2002. During the quarter we purchased 921,400 shares of our Common Stock under our share repurchase program for $1.5 million and received $0.4 million from the exercise of stock options and purchases under the employee stock purchase plan.

        Our primary sources of liquidity are our cash and cash equivalents, marketable securities and anticipated operating cash flows. We believe that these sources are sufficient to meet our current cash requirements. However, operating results and liquidity, including our ability to raise additional capital if necessary, may be adversely affected by a decrease in demand for the Company's services. While it is our strategy to reduce costs in order to match our capacity with demand, this may not achieve the necessary cost savings. In addition, a number of other factors, including change in general economic conditions, technological changes, competition, and the suspension or cancellation of a large project could have an adverse effect on future results and liquidity. These aforementioned factors, as well as other factors, are more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 under Management's Discussion and Analysis of Financial Condition and Results of Operations "Assumptions Underlying Certain Forward-Looking Statements and Factors that May Affect Future Results."

        We have a $10.0 million unsecured line of credit facility (the "Facility") with Bank of America National Trust and Savings Association ("Bank of America"). The agreement expires December

31, 2002. At our election, loans made under the Facility bear interest at either the Bank of America reference rate or the applicable Eurodollar interest rate plus 0.75 percent. The unused line fee is 0.125 percent of the unused portion of the commitment. The Facility requires, among other things, that we maintain certain financial ratios. As of March 31, 2002, we were in compliance with these financial ratio requirements. There have been no borrowings under the line of credit during the quarter ended March 31, 2002.

NEW ACCOUNTING STANDARDS

        On August 15, 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required for adoption for fiscal years beginning after June 14, 2002. We anticipate that the adoption of SFAS No. 143 will not have a significant effect on our results of operations or financial position.

        This Form 10-Q contains or may contain certain forward-looking statements concerning our financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions. These forward-looking statements involve significant risks and uncertainties. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form 10-Q include, among others, the pace of technological change, our ability to manage growth and attract and retain employees, our ability to accommodate a changing business environment, general business and economic conditions in our operating regions, market conditions and competitive and other factors, all as more fully described herein and in our Annual Report on Form 10-K for the year ended December 31, 2001 under Management's Discussion and Analysis of Financial Condition and Results of Operations "Assumptions Underlying Certain Forward-Looking Statements and Factors that May Affect Future Results" and elsewhere from time to time in our other SEC reports. Such forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we would make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Actual results may vary materially.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to interest rate fluctuations. Changes in interest rates affect interest income and expense on cash and cash equivalents, marketable securities and marketable securities held in trust.

TECHNOLOGY SOLUTIONS COMPANY

PART II. OTHER INFORMATION

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company's 2002 Annual Meeting of Stockholders (the "Annual Meeting") was held on April 25, 2002. Represented at the Annual Meeting, either in person or by proxy, were 41,577,767 voting shares. The following actions were taken by a vote of the Company's stockholders at the Annual Meeting:

  1.
  Messrs. Raymond P. Caldiero and Stephen B. Oresman were elected to serve as members of the Company's Board of Directors receiving 41,467,631 and 41,429,125 votes in favor of election, respectively, and 110,136 and 148,642 votes withheld, respectively. There were no votes against, abstentions or broker non-votes with respect to the election of any nominee named. In addition, the terms of office for Messrs. Jack N. Hayden and John R. Purcell continue until the 2004 Annual Meeting while those of Messrs. William H. Waltrip and Carl F. Dill, Jr. continue until the 2003 Annual Meeting.

  2.
  The appointment of PricewaterhouseCoopers LLP to serve as the Company's independent auditors for its fiscal year ending December 31, 2002 was ratified; 41,422,292 votes were cast for the ratification; 94,948 votes were cast against the ratification; and there were 60,527 abstentions. There were no votes withheld or broker non-votes.

ITEM 6—EXHIBITS AND REPORT ON FORM 8-K

        (a) No reports on Form 8-K were filed during the quarter ended March 31, 2002.

    All other items in Part II are either not applicable to the Company during the quarter ended March 31, 2002, the answer is negative, or a response has been previously reported and an additional report of the information is not required, pursuant to the instructions to Part II.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of May 2002.

TECHNOLOGY SOLUTIONS COMPANY
Date: May 10, 2002	By:	/s/ TIMOTHY P. DIMOND Timothy P. Dimond Chief Financial Officer

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. Financial Statements
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
  NOTE 1—BASIS OF PRESENTATION
  NOTE 2—THE COMPANY
  NOTE 3—NEW ACCOUNTING STANDARDS
  NOTE 4—STOCK OPTIONS
  NOTE 5—CAPITAL STOCK
  NOTE 6—EARNINGS PER COMMON SHARE
  NOTE 7—COMPREHENSIVE INCOME (LOSS)
  NOTE 8—BUSINESS SEGMENTS
  NOTE 9—OTHER EVENTS
  NOTE 10—SUBSEQUENT EVENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6—EXHIBITS AND REPORT ON FORM 8-K