Form 10-Q
period 2002-06-30
TECHNOLOGY SOLUTIONS COMPANY
filed 2002-08-09
CIK 877645

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

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

As of August 5, 2002, there were outstanding 41,159,945 shares of TSC Common Stock, par value $.01.

TECHNOLOGY SOLUTIONS COMPANY
INDEX TO FORM 10-Q

Part I

		Page Number
FINANCIAL INFORMATION (UNAUDITED)
ITEM 1.	FINANCIAL STATEMENTS
	Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	3
	Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2002 and 2001	4
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001	5
	Notes to Consolidated Financial Statements	6
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23
Part II
OTHER INFORMATION
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	24
SIGNATURES		25

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,684	$50,115
Marketable securities	1,643	1,579
Marketable securities held in trust	7,701	8,278
Receivables, less allowance for doubtful receivables of $9,115 and $11,144	21,176	22,054
Deferred income taxes	13,515	13,394
Other current assets	1,628	1,026

Total current assets	86,347	96,446
COMPUTERS, FURNITURE AND EQUIPMENT, NET	1,598	1,894
DEFERRED INCOME TAXES	9,368	9,368
LONG-TERM RECEIVABLES AND OTHER	6,059	6,225

Total assets	$103,372	$113,933

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,531	$1,718
Accrued compensation and related costs	9,564	15,006
Deferred compensation	7,701	8,278
Restructuring accruals	1,549	2,573
Other current liabilities	2,591	4,026

Total current liabilities	22,936	31,601
DEFERRED INCOME TAXES DUE TO FORMER SUBSIDIARY	6,210	6,210
COMMITMENTS AND CONTINGENCIES	—	—

Total liabilities	29,146	37,811

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; shares authorized—10,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized—100,000,000; shares issued—44,695,788	447	447
Capital in excess of par value	122,472	122,612
Accumulated deficit	(44,219)	(44,462)
Treasury stock, at cost, 2,566,943 and 1,280,124 shares	(4,329)	(2,359)
Accumulated other comprehensive (loss) income:
Unrealized holding loss, net	(109)	(148)
Cumulative translation adjustment	(36)	32

Total stockholders' equity	74,226	76,122

Total liabilities and stockholders' equity	$103,372	$113,933

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
REVENUES:
Revenues before reimbursements	$22,386	$34,753	$46,846	$69,322
Reimbursements	2,500	4,752	5,290	9,429

	24,886	39,505	52,136	78,751

COSTS AND EXPENSES:
Project personnel	12,543	17,896	25,909	36,047
Other project expenses	3,329	4,406	7,056	10,028
Reimbursable expenses	2,500	4,752	5,290	9,429
Bad debt expense	300	8,495	729	8,495
Management and administrative support	5,169	8,640	10,793	17,932
Goodwill amortization	—	153	—	383
Restructuring and other charges	—	9,256	—	7,768
Incentive compensation	1,025	2,594	2,504	4,659

	24,866	56,192	52,281	94,741

OPERATING INCOME (LOSS)	20	(16,687)	(145)	(15,990)

OTHER INCOME:
Net investment income	184	398	560	939

INCOME (LOSS) BEFORE INCOME TAXES	204	(16,289)	415	(15,051)
INCOME TAX PROVISION (BENEFIT)	88	(5,246)	172	(4,749)

NET INCOME (LOSS)	$116	$(11,043)	$243	$(10,302)

BASIC NET EARNINGS (LOSS) PER COMMON SHARE	$0.00	$(0.25)	$0.01	$(0.23)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	42,665	44,390	42,899	44,239

DILUTED NET EARNINGS (LOSS) PER COMMON SHARE	$0.00	$(0.25)	$0.01	$(0.23)

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	43,494	44,390	43,900	44,239

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months Ended June 30,
	2002	2001
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$243	$(10,302)
Restructuring and other charges	—	7,768
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	701	1,210
Provisions for receivable valuation allowances and reserves for possible losses, net of recoveries	729	8,495
Deferred income taxes	(117)	(5,704)
Changes in assets and liabilities:
Receivables	129	(5,324)
Purchases of trading securities related to deferred compensation plan, net of market adjustments	(603)	(601)
Sales of trading securities related to deferred compensation plan	1,180	2,311
Refundable income taxes	—	187
Other current assets	(605)	(340)
Accounts payable	(191)	1,410
Accrued compensation and related costs	(5,460)	(1,594)
Deferred compensation liability	(577)	(1,710)
Restructuring accruals	(945)	(1,461)
Other current liabilities	(1,506)	(1,044)
Other assets	166	431

Net cash used in operating activities	(6,856)	(6,268)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from available-for-sale securities	—	1,000
Capital expenditures	(422)	(695)

Net cash (used in) provided by investing activities	(422)	305

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	317	824
Proceeds from employee stock purchase plan	327	633
Purchase of treasury stock	(2,780)	(1,311)

Net cash (used in) provided by financing activities	(2,136)	146

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(17)	117

DECREASE IN CASH AND CASH EQUIVALENTS	(9,431)	(5,700)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,115	40,574

CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,684	$34,874

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of Technology Solutions Company and its subsidiaries ("TSC" or the "Company"). The consolidated balance sheet as of June 30, 2002, the consolidated statements of operations for the three and six months ended June 30, 2002 and 2001 and the consolidated statements of cash flows for the six months ended June 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2002 and for all periods presented. All adjustments made, except those related to restructuring and other charges, have been of a normal and recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the United States Securities and Exchange Commission ("SEC") on March 19, 2002.

        The consolidated statements of operations reflect the Company's adoption of the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out of Pocket' Expenses Incurred" which requires that reimbursements received for out-of-pocket expenses be characterized as revenue. This change in presentation does not affect reported net income or loss. All periods presented have been revised to reflect this change.

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

NOTE 4—STOCK OPTIONS

        As of June 30, 2002, options to purchase 10.9 million shares of common stock were outstanding and options to purchase an additional 2.3 million shares of common stock were available for grant under the Technology Solutions Company 1996 Stock Incentive Plan.

NOTE 5—CAPITAL STOCK

        As of April 2002, the Company announced its plans to purchase up to a total of 8,930,327 shares of its outstanding common stock (the "Repurchase Program"). During the six months ended June 30, 2002, the Company repurchased 1,748,700 shares of the Company's outstanding Common Stock for $2,780,388 under the Repurchase Program. As of June 30, 2002, there were 4,172,700 shares available to be purchased under the Repurchase Program.

        The timing and size of any future stock repurchases are subject to market conditions, stock prices, cash position and other cash requirements. Such repurchases are intended, among other things, to cover issuance of stock under the Company's employee stock purchase plan and stock option plans.

NOTE 6—EARNINGS (LOSS) PER COMMON SHARE

        The Company discloses basic and diluted earnings (loss) per share in the consolidated statements of operations under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period presented, plus the dilutive effect of common equivalent shares arising from the assumed exercise of stock options using the treasury stock method. Common equivalent shares of 1,446,000 and 1,702,000 were not included in the diluted loss per share calculation as they were antidilutive for the three and six months ended June 30, 2001, respectively. Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period presented.

	Reconciliation of Basic and Diluted Earnings (Loss) Per Share for the Three Months Ended
	June 30, 2002 (unaudited)			June 30, 2001 (unaudited)
(In thousands, except per share data)	Net Income	Shares	Per Common Share	Net Loss	Shares	Per Common Share
Basic Earnings (Loss) Per Share	$116	42,665	$0.00	$(11,043)	44,390	$(0.25)

Effect of Stock Options	—	829		—	—

Diluted Earnings (Loss) Per Share	$116	43,494	$0.00	$(11,043)	44,390	$(0.25)

	Reconciliation of Basic and Diluted Earnings (Loss) Per Share for the Six Months Ended
	June 30, 2002 (unaudited)			June 30, 2001 (unaudited)
(In thousands, except per share data)	Net Income	Shares	Per Common Share	Net Loss	Shares	Per Common Share
Basic Earnings (Loss) Per Share	$243	42,899	$0.01	$(10,302)	44,239	$(0.23)

Effect of Stock Options	—	1,001		—	—

Diluted Earnings (Loss) Per Share	$243	43,900	$0.01	$(10,302)	44,239	$(0.23)

NOTE 7—COMPREHENSIVE INCOME (LOSS)

        The Company's comprehensive income (loss) was as follows:

	For the Three Months Ended June 30,
(In thousands)	2002	2001
Net Income (Loss)	$116	$(11,043)
Other Comprehensive Income (Loss):
Net Unrealized Holding Gains on Available-for-Sale Securities, net of tax	50	38
Translation Adjustment	(107)	(6)

Other Comprehensive (Loss) Income	(57)	32

Total Comprehensive Income (Loss)	$59	$(11,011)

	For the Six Months Ended June 30,
(In thousands)	2002	2001
Net Income (Loss)	$243	$(10,302)
Other Comprehensive Income (Loss):
Net Unrealized Holding Gains on Available-for-Sale Securities, net of tax	39	81
Translation Adjustment	(68)	15

Other Comprehensive (Loss) Income	(29)	96

Total Comprehensive Income (Loss)	$214	$(10,206)

NOTE 8—BUSINESS SEGMENTS

        During 2001, the Company was organized into two business segments, Digital Enterprise Consulting and Peer3. In 2001, the Company terminated the investment in, and closed its Peer3 software development operation within, the Peer3 segment. The Company retained the Change and Learning Technologies business, which was included in the Peer3 segment. TSC currently operates within one reportable business segment. TSC delivers business benefits to companies worldwide through process and technology expertise. TSC delivers solutions to its clients to help them achieve operational excellence, extend their enterprises and provide enabling capabilities. TSC's core competencies include enterprise management, digital supply chain management, extended support services and change and learning technologies.

        The following is revenue and long-lived asset information by geographic area (in thousands):

For and as of the Three Months Ended June 30, 2002	United States	Foreign Subsidiaries	Total
Revenues	$23,986	$900	$24,886
Identifiable assets	$98,436	$4,936	$103,372
For and as of the Three Months Ended June 30, 2001	United States	Foreign Subsidiaries	Total
Revenues	$37,261	$2,244	$39,505
Identifiable assets	$112,011	$5,371	$117,382
For and as of the Six Months Ended June 30, 2002	United States	Foreign Subsidiaries	Total
Revenues	$49,981	$2,155	$52,136
Identifiable assets	$98,436	$4,936	$103,372
For and as of the Six Months Ended June 30, 2001	United States	Foreign Subsidiaries	Total
Revenues	$74,210	$4,541	$78,751
Identifiable assets	$112,011	$5,371	$117,382

        Foreign revenues and identifiable assets are based on the country in which the legal subsidiary is domiciled. No single foreign country's revenues or identifiable assets were material to the consolidated revenues or identifiable assets of the Company.

NOTE 9—OTHER EVENTS

        In 2001, the Company recorded $9.2 million in restructuring and other charges comprised of $6.9 million relating to the closure of its Peer3 software development operation and $2.3 million in non-Peer3 severance related costs. The Peer3 charge included $3.0 million in goodwill impairment, $0.9 million in asset write-offs, $0.6 million in costs associated with lease terminations, $1.4 million in severance costs, $0.4 million in professional fees and $0.6 million in computer lease terminations, commitments and other costs. As of June 30, 2002, the Company had used $6.5 million of this charge for the following: asset write-offs of $1.1 million; goodwill impairment of $3.0 million; and cash payments of $0.9 million related to Peer3 severance costs of approximately 30 employees ($0.1 million paid during the six months ended June 30, 2002), $0.4 million in professional fees, $0.7 million in lease costs ($0.5 million paid during the six months ended June 30, 2002) and $0.4 million in other costs. The remaining accrual balance of $0.4 million relates to severance costs and is expected to be utilized by February 2003. The non-Peer3 severance charge of $2.3 million included $1.5 million in severance costs, $0.5 million in asset write-offs and $0.3 million in other costs. As of June 30, 2002, the Company had used $1.8 million of this charge for cash payments of $1.2 million related to the severance of approximately 70 employees ($0.2 million paid during the six months ended June 30, 2002), other cash payments of $0.1 million and asset write-offs of $0.5 million. The remaining accrual balance of $0.5 million is expected to be utilized by the third quarter of 2002.

        During the quarter ended March 31, 2000, the Company recorded a pre-tax charge of $4.7 million for the closure of its Latin American operations. During the quarter ended September 30, 2000, the Company collected $0.4 million of accounts receivables previously written-off and, as a result, the cumulative charge was reduced to $4.3 million. As of June 30, 2002, the Company had used $4.1 million of this charge for cash payments of $1.6 million related to severance costs for approximately 40 employees, lease terminations and professional fees and $2.5 million in net asset write-offs. The remaining accrual balance of $0.2 million represents professional fees and various other closure costs and is expected to be utilized by the fourth quarter of 2002.

        During the quarter ended December 31, 1999, the Company recorded $7.0 million in restructuring and other charges associated with lease terminations of $3.0 million, former executive severance costs of $1.8 million, CourseNet Systems, Inc. acquisition costs of $1.3 million and $0.9 million in asset write-offs. On February 15, 2000, the Company distributed the common stock of eLoyalty Corporation ("eLoyalty") owned by the Company to the Company's stockholders (the "Spin-Off"). eLoyalty operated within the Company prior to the Spin-Off and is now a separate, publicly traded company. The Company determined that a portion of the lease terminations became unnecessary due to changes in TSC office usage by TSC and eLoyalty and also determined that the actual costs for these lease terminations would be less than previously anticipated and, as a result, the cumulative charge was reduced by $1.9 million to $5.1 million during 2000 and 2001. As of June 30, 2002, the Company had made cash payments of $1.8 million for executive severance costs, cash payments of $0.5 million in lease costs ($0.2 million paid during the six months ended June 30, 2002) and asset write-offs of $2.4 million. The remaining accrual balance of $0.4 million relates to amounts that the Company is contractually obligated to pay through 2004 as a result of the lease terminations.

TECHNOLOGY SOLUTIONS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

        Revenues in 2002 continue to be impacted by economic uncertainties and weakness in the United States and global economies. As a result, demand for information technology services continues to be adversely impacted. We expect that these economic uncertainties and weaknesses will continue throughout 2002. In addition to the general economic uncertainties, we also believe that a recovery in our business is not likely to occur until the technology market strengthens, which could be well into 2003.

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

SEGMENTS

        During 2001, we were organized into two business segments, Digital Enterprise Consulting and Peer3. In 2001, we terminated the investment in and closed our Peer3 software development operation within the Peer3 segment and now we report entirely within one business segment.

REVENUES

        We derive our revenues from a variety of information technology services, including systems integration, packaged software integration and implementation services, programming, strategic business and management consulting, training and extended support services. For most of our engagements, we recognize revenues on contracts on a time and materials basis as work is performed primarily based on hourly billing rates. For our limited number of fixed price contracts (which require senior executive or board level approval), we recognize revenues using the percentage-of-completion method, which is based on the percentage of work performed in the period compared to the total estimated work to be performed over the entire contract. Revenues are subject to revision as the contract progresses to completion. Any revisions in the estimate are charged to operations in the period in which the facts that give rise to the revision become known. Contracts are performed in phases. Losses on contracts, if any, are reserved in full when determined. Contract losses are determined by the amount by which the estimated cost of the contract exceeds the estimated total revenues that will be generated by the contract. Extended support revenues are recognized as services are rendered.

        In 2002, we adopted Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out of Pocket' Expenses Incurred" which requires that reimbursements received for out-of-pocket expenses be characterized as revenue. Prior to adopting EITF No. 01-14, out-of-pocket expenses were presented net of amounts billed to clients. With the adoption of EITF No. 01-14, out-of-pocket expenses (reimbursable expenses) are now shown as a separate component of revenues and costs and expenses. The adoption of EITF No. 01-14 did not affect our reported net income or loss.

COSTS AND EXPENSES

Project Personnel

        Project personnel costs consist primarily of professional salaries and benefits.

Other Project Expenses

        Other project expenses consist of nonbillable expenses incurred for client projects and business development as well as the cost for subcontractors hired for use on our client projects. Nonbillable expenses include recruiting fees, certain selling expenses, personnel training and, in periods prior to the termination of the Peer3 software development operation in 2001, software development costs.

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

Management and Administrative Support

        Management and administrative support costs consist of practice area costs and infrastructure costs. Practice area costs include support personnel, marketing costs and recruiting costs. Infrastructure costs include senior corporate management; accounting; financial reporting; finance; tax; legal; treasury; human resources; employee benefits; marketing; public and investor relations; office operations; recruiting; training; internal communications; internal technology applications; planning; quality assurance; and risk management.

Incentive Compensation

        Incentive compensation is accrued at a set percentage of base salary, which varies by level of employee, and adjusted to reflect the amounts needed for active employees and for performance against targets, goals and objectives. Payments of incentive compensation are performance based and are determined by both objective (financial-based) and subjective measures. These objectives include both quarterly and full fiscal year parameters.

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

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001

Revenues

        Consolidated net revenues for the quarter ended June 30, 2002 decreased 37 percent to $24.9 million compared with $39.5 million for the same period in the prior year. Revenues before reimbursements decreased 36 percent to $22.4 million from $34.8 million. We believe that this decline in revenues was primarily due to the worsening economic conditions that exist in 2002. However other factors played a role in the decline, including a decline in corporate information technology capital expenditures as large and small companies reassessed their goals and budgets.

        During the quarter ended June 30, 2002, each of three clients accounted for more than 10 percent of our revenues before reimbursements. These clients represented 22 percent, 20 percent and 11 percent of revenues before reimbursements. In addition, we added 15 new clients and 24 new projects during the quarter ended June 30, 2002 compared to 21 new clients and 28 new projects during the same period in the prior year.

Costs and Expenses

        Project personnel costs decreased to $12.5 million for the quarter ended June 30, 2002 from $17.9 million for the same period in the prior year, a decrease of 30 percent. This decrease was largely attributable to staff reductions driven by our ongoing efforts to keep headcount in line with associated demand for our services, as described earlier in this item. Part of the headcount reductions resulted from an increase in annualized voluntary turnover to 14 percent from 9 percent. Project personnel costs as a percentage of revenues before reimbursements increased to 56 percent for the quarter ended June 30, 2002 from 51 percent for the same period in the prior year primarily due to a decline in average billing rates. Average billing rates decreased 6 percent to $176. The decline in billing rates reflects the increased competitive environment in the information technology consulting market. Partially offsetting the decline in billing rates was an improvement in staff utilization, which increased to 71 percent from 61 percent. As a result of the lower demand, we continue to align our headcount with the demand for our services.

        Other project expenses were $3.3 million for the quarter ended June 30, 2002 compared to $4.4 million for the same period in the prior year, a decrease of 24 percent. The decrease in other project expenses consisted of a decrease in headcount related costs of $0.9 million which included hiring, training, computer and communication costs; a decrease in business development costs of $0.5 million, such as, travel, sales commissions and practice area development costs; and a decrease in various other costs of $0.2 million. These decreases were partially offset by an increase in the severance provision of $0.5 million. The increase mainly related to the severance of approximately 30 employees. Other project expenses as a percentage of revenues before reimbursements increased to 15 percent for the quarter ended June 30, 2002 from 13 percent for the same period in the prior year as a result of the severance provision mentioned above.

        Bad debt expense was $0.3 million for the quarter ended June 30, 2002 compared to $8.5 million for the same period in the prior year. The higher bad debt expense in the prior year was largely attributable to financial problems at several clients, including an amount from a dot-com entity.

        Management and administrative support costs decreased to $5.2 million for the quarter ended June 30, 2002 from $8.6 million for the same period in the prior year. This decrease resulted from a decrease in infrastructure costs of $1.7 million and a decrease in practice area management and administrative costs of $1.7 million. These decreases included the following: a decrease in labor costs of $1.4 million as we reduced headcount as a result of our cost-management initiatives; a decrease in travel costs of $0.7 million as a result of the decrease in headcount as well as our implementation of more effective cost controls; a decrease in non-labor and non-travel costs of $0.4 million from the closure of the Peer3 software development operations; and a decrease in various other costs, such as, marketing and communication expenses, of $0.9 million.

        There was no goodwill amortization during the quarter ended June 30, 2002. Goodwill amortization of $0.2 million for the quarter ended June 30, 2001 related to the acquisition of CourseNet Systems, Inc. (CourseNet) in 1999. During 2001, we closed our Peer3 software development operations and recorded a goodwill impairment charge relative to the CourseNet goodwill. As a result, we had no goodwill on the balance sheet as of December 31, 2001 or June 30, 2002.

        During the quarter ended June 30, 2001, we recorded $9.2 million in restructuring and other charges comprised of $6.9 million relating to the closure of our Peer3 software development operation and $2.3 million in non-Peer3 severance related costs. The Peer3 charge included $3.0 million in goodwill impairment, $0.9 million in asset write-offs, $0.6 million in costs associated with lease terminations, $1.4 million in severance costs, $0.4 million in professional fees and

$0.6 million in computer lease terminations, commitments and other costs. As of June 30, 2002, we had used $6.5 million of this charge for the following: asset write-offs of $1.1 million; goodwill impairment of $3.0 million; and cash payments of $0.9 million related to Peer3 severance costs of approximately 30 employees, $0.4 million in professional fees, $0.7 million in lease costs and $0.4 million in other costs. The remaining accrual balance of $0.4 million relates to severance costs and is expected to be utilized by February 2003. The non-Peer3 severance charge of $2.3 million included $1.5 million in severance costs, $0.5 million in asset write-offs and $0.3 million in other costs. As of June 30, 2002, we had used $1.8 million of this charge for cash payments of $1.2 million related to the severance of approximately 70 employees ($0.1 million paid during the quarter ended June 30, 2002), other cash payments of $0.1 million and $0.5 million in asset write-offs. We expect that the remaining accrual balance of $0.5 million will be utilized by the end of the third quarter of 2002.

        Incentive compensation of $1.0 million was accrued during the quarter ended June 30, 2002 compared to $2.6 million for the same period in 2001. Incentive compensation as a percentage of revenues excluding reimbursements decreased to 5 percent during the quarter ended June 30, 2002 compared to 7 percent in same period in the prior year as a result of weaker performance against targets, goals and objectives this quarter as compared to the same period last year. Assuming employees meet their quantitative and qualitative objectives, the Company expects to continue to accrue incentive compensation during the 2002 calendar year.

Operating Income/Loss

        Consolidated operating income was just above break-even for the quarter ended June 30, 2002 compared to a consolidated operating loss of $16.7 million for the same period in the prior year. Our operating loss for the quarter ended June 30, 2001 included restructuring and other charges of $9.2 million. Excluding these charges, we would have had an operating loss of $7.4 million. The improvement in operating income, excluding the restructuring and other charges, was mainly due to the reduction in bad debt expense.

Other Income

        Other income for the quarter ended June 30, 2002 was $0.2 million compared to $0.4 million for the same period in the prior year. The decrease is a result of lower interest rates during the quarter ended June 30, 2002 compared to the same period in the prior year.

Income Tax Provision

        The Company's effective tax rate for the quarter ended June 30, 2002 was 43 percent compared to a tax benefit of 32 percent for the quarter ended June 30, 2001. The effective tax rate for the quarter ended June 30, 2002 exceeded the federal rate mainly as a result of state income taxes.

Shares Outstanding

        Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding decreased due to the repurchase of some of our outstanding shares under our previously announced repurchase program as well as a reduction in the dilutive effect of common equivalent shares.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

Revenues

        Consolidated net revenues for the six months ended June 30, 2002 decreased 34 percent to $52.1 million compared with $78.8 million for the same period in the prior year. Revenues before reimbursements decreased 32 percent to $46.8 million from $69.3 million. We believe that this decline in revenues was primarily due to the worsening economic conditions that exist in 2002. However other factors played a role in the decline, including a decline in corporate information technology capital expenditures as large and small companies reassessed their goals and budgets.

        During the six months ended June 30, 2002, each of three clients accounted for more than 10 percent of our revenues before reimbursements. These clients represented 21 percent, 19 percent and 11 percent of revenues before reimbursements.

Costs and Expenses

        Project personnel costs decreased to $25.9 million for the six months ended June 30, 2002 from $36.0 million for the same period in the prior year, a decrease of 28 percent. This decrease was largely attributable to staff reductions driven by our ongoing efforts to keep headcount in line with associated demand for our services, as described earlier in this item. Project personnel costs as a percentage of revenues before reimbursements increased to 55 percent for the six months ended June 30, 2002 from 52 percent for the same period in the prior year primarily due to a 5 percent decline in average billing rates. The decline in billing rates reflects the increased competitive environment in the information technology consulting market. As a result of the lower demand, we continue to align our headcount with the demand for our services.

        Other project expenses were $7.1 million for the six months ended June 30, 2002 compared to $10.0 million for the same period in the prior year, a decrease of 30 percent. The decrease in other project expenses consisted of the following: a decrease in hiring costs of $1.1 million as a result of decreased headcount and curtailing the use of recruiting firms in the hiring process; a decrease in travel costs of $0.8 million as a result of the decrease in headcount as well as our implementation of more effective cost controls; a decrease in practice area development costs of $1.0 million; and a decrease in various other costs of $0.4 million due to the closure of our Peer3 software development operation, overall headcount reductions and the implementation of more effective cost controls. These decreases were partially offset by an increase in the severance provision of $0.4 million. This increase mainly related to the severance of approximately 30 employees. Other project expenses as a percentage of revenues before reimbursements increased slightly to 15 percent for the six months ended June 30, 2002 from 14 percent for the same period in the prior year as a result of the severance provision mentioned above.

        Bad debt expense was $0.7 million for the six months ended June 30, 2002 compared to $8.5 million for the same period in the prior year. The higher bad debt expense in the prior year was largely attributable to financial problems at several clients, including an amount from a dot-com entity.

        Management and administrative support costs decreased to $10.8 million for the six months ended June 30, 2002 from $17.9 million for the same period in the prior year. This decrease resulted from a decrease in infrastructure costs of $3.3 million and a decrease in practice area management and administrative costs of $3.8 million. These decreases included the following: a decrease in labor costs of $3.0 million as we reduced headcount as a result of our cost-management initiatives; a decrease in travel costs of $1.4 million as a result of the decrease in headcount as well as our implementation of more effective cost controls; a decrease in non-labor and non-travel costs of $1.0 million from the closure of the Peer3 software development operations; and a decrease in various other costs, such as, marketing, communication and office expenses, of $1.7 million.

        There was no goodwill amortization during the six months ended June 30, 2002. Goodwill amortization of $0.4 million for the six months ended June 30, 2001 related to the acquisition of CourseNet in 1999. During 2001, we closed our Peer3 software development operations and recorded a goodwill impairment charge relative to the CourseNet goodwill. As a result, we had no goodwill on the balance sheet as of December 31, 2001 or June 30, 2002.

        During the six months ended June 30, 2001, we recorded $9.2 million in restructuring and other charges comprised of $6.9 million relating to the closure of our Peer3 software development operation and $2.3 million in non-Peer3 severance related costs. The Peer3 charge included $3.0 million in goodwill impairment, $0.9 million in asset write-offs, $0.6 million in costs associated with lease terminations, $1.4 million in severance costs, $0.4 million in professional fees and $0.6 million in computer lease terminations, commitments and other costs. As of June 30, 2002, we had used $6.5 million of this charge for the following: asset write-offs of $1.1 million; goodwill impairment of $3.0 million; and cash payments of $0.9 million related to Peer3 severance costs of approximately 30 employees ($0.1 million paid during the six months ended June 30, 2002), $0.4 million in professional fees, $0.7 million in lease costs ($0.5 million paid during the six months ended June 30, 2002) and $0.4 million in other costs. The remaining accrual balance of $0.4 million relates to severance costs and is expected to be utilized by February 2003. The non-Peer3 severance charge of $2.3 million included $1.5 million in severance costs, $0.5 million in asset write-offs and $0.3 million in other costs. As of June 30, 2002, we had used $1.8 million of this charge for cash payments of $1.2 million related to the severance of approximately 70 employees ($0.2 million paid during the six months ended June 30, 2002), other cash payments of $0.1 million and $0.5 million in asset write-offs. We expect that the remaining accrual balance of $0.5 million will be utilized by the third quarter of 2002. In addition, during the six months ended June 30, 2001 we reversed restructuring charges of $1.5 million related to certain lease terminations recorded in 1999.

        Incentive compensation of $2.5 million was accrued during the six months ended June 30, 2002 compared to $4.7 million for the same period in 2001. Incentive compensation as a percentage of revenues excluding reimbursements decreased to 5 percent during the six months ended June 30, 2002 compared to 7 percent in same period in the prior year as a result of weaker performance against targets, goals and objectives this period as compared to the same period last year. Assuming employees meet their quantitative and qualitative objectives, the Company expects to continue to accrue incentive compensation during the 2002 calendar year.

Operating Income/Loss

        Consolidated operating loss was $0.1 million for the six months ended June 30, 2002 compared to a consolidated operating loss of $16.0 million for the same period in the prior year. Our operating loss for the six months ended June 30, 2001 included restructuring and other charges of $7.8 million. Excluding these charges, we would have had an operating loss of $8.2 million. The improvement in operating income, excluding restructuring and other charges, was mainly due to the reduction in bad debt expense.

Other Income and Expense

        Other income and expense for the six months ended June 30, 2002 was $0.6 million compared to $0.9 million for the same period in the prior year. The decrease is a result of lower interest rates during the six months ended June 30, 2002 compared to the same period in the prior year.

Income Tax Provision

        The Company's effective tax rate for the six months ended June 30, 2002 was 41 percent compared to a tax benefit of 32 percent for the same period in the prior year. The effective tax rate for the six months ended June 30, 2002 exceeded the federal rate mainly as a result of state income taxes.

Shares Outstanding

        Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding decreased due to the repurchase of some of our outstanding shares under our previously announced repurchase program as well as a reduction in the dilutive effect of common equivalent shares.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities was $6.9 million and $6.3 million for the six months ended June 30, 2002 and 2001, respectively. Net cash used in operating activities for the six months ended June 30, 2002 was mainly due to bonus payments made during the first quarter and lease and severance payments relating to restructuring charges. These payments resulted in a decrease in accrued compensation and related costs and restructuring accruals. Cash commitments relating to remaining restructuring charges are $0.8 in severance related costs and $0.7 million in other commitments. These amounts are expected to be paid through 2004.

        Net cash used in investing activities was $0.4 million for the six months ended June 30, 2002 compared to cash provided by investing activities of $0.3 million in the six months ended June 30, 2001. We received $1.0 million from the sale of available-for-sale securities during the six months ended June 30, 2001. There were no such proceeds during the six months ended June 30, 2002.

        Capital expenditures for the six months ended June 30, 2002 were $0.4 million. We currently have no material commitments for capital expenditures.

        Net cash used in financing activities was $2.1 million for the six months ended June 30, 2002. During the six months ended June 30, 2002 we purchased 1,748,700 shares of our Common Stock under our share repurchase program for $2.8 million and received $0.6 million from the exercise of stock options and purchases under the employee stock purchase plan.

        Our primary sources of liquidity are our cash and cash equivalents, marketable securities and anticipated operating cash flows. We believe that these sources are sufficient to meet our current cash requirements. However, operating results and liquidity, including our ability to raise additional capital if necessary, may be adversely affected by a decrease in demand for the Company's services. While it is our strategy to reduce costs in order to match our capacity with demand, this may not achieve the necessary cost savings. In addition, a number of other factors, including changes in general economic conditions, technological changes, competition, and the suspension or cancellation of a large project could have an adverse effect on future results and liquidity. These aforementioned factors, as well as other factors, are more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 under Management's Discussion and Analysis of Financial Condition and Results of Operations "Assumptions Underlying Certain Forward-Looking Statements and Factors that May Affect Future Results."

        We have a $10.0 million unsecured line of credit facility (the "Facility") with Bank of America National Trust and Savings Association ("Bank of America"). The agreement expires December 31, 2002. At our election, loans made under the Facility bear interest at either the Bank of America reference rate or the applicable Eurodollar interest rate plus 0.75 percent. The unused line fee is 0.125 percent of the unused portion of the commitment. The Facility requires, among other things, that we maintain certain financial ratios. As of June 30, 2002, we were in compliance with these financial ratio requirements. There have been no borrowings under the line of credit during the quarter ended June 30, 2002.

NEW ACCOUNTING STANDARDS

        On August 15, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required for adoption for fiscal years beginning after June 14, 2002. We anticipate that the adoption of SFAS No. 143 will not have a significant effect on our results of operations or financial position.

        This Form 10-Q contains or may contain certain forward-looking statements concerning our financial position, results of operations, cash flows, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions. These forward-looking statements involve significant risks and uncertainties. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form 10-Q include, among others, the pace of technological change, our ability to manage growth and attract and retain employees, our ability to accommodate a changing business environment, general business and economic conditions in our operating regions, market conditions and competitive and other factors, our ability to continue to attract new clients and sell additional work to existing clients and our ability to manage costs relative to expected revenues, all as more fully described herein and in our Annual Report on Form 10-K for the year ended December 31, 2001 under Management's Discussion and Analysis of Financial Condition and Results of Operations "Assumptions Underlying Certain Forward-Looking Statements and Factors that May Affect Future Results" and elsewhere from time to time in our other SEC reports. Such forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we would make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Actual results may vary materially.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to interest rate fluctuations. Changes in interest rates affect interest income and expense on cash and cash equivalents, marketable securities and marketable securities held in trust.

TECHNOLOGY SOLUTIONS COMPANY

PART II.    OTHER INFORMATION

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    Exhibit 99.1*—Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

    Exhibit 99.2*—Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

  (b)
  Reports on Form 8-K during the quarter ended June 30, 2002.

    One report on Form 8-K was filed during the quarter ended June 30, 2002. This report, filed on April 25, 2002, describes a second amendment to the Rights Agreement, dated October 29, 1998, and previously amended as of February 9, 2000.

    All other items in Part II are either not applicable to the Company during the quarter ended June 30, 2002, the answer is negative, or a response has been previously reported and an additional report of the information is not required, pursuant to the instructions to Part II.

*Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of August 2002.

TECHNOLOGY SOLUTIONS COMPANY
Date: August 9, 2002	By:	/s/ TIMOTHY P. DIMOND Timothy P. Dimond Chief Financial Officer

QuickLinks

Index to Form 10–Q
PART I. FINANCIAL INFORMATION
  ITEM 1. Financial Statements
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES