Form 10-Q
period 2002-09-30
TECHNOLOGY SOLUTIONS COMPANY
filed 2002-11-13
CIK 877645

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

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

As of November 6, 2002, there were outstanding 40,632,773 shares of TSC Common Stock, par value $.01.

TECHNOLOGY SOLUTIONS COMPANY
INDEX TO FORM 10-Q

Part I

		Page Number
FINANCIAL INFORMATION (UNAUDITED)
ITEM 1.	FINANCIAL STATEMENTS
	Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	3
	Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2002 and 2001	4
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001	5
	Notes to Consolidated Financial Statements	6
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24
ITEM 4.	CONTROLS AND PROCEDURES	24
Part II
OTHER INFORMATION
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	25
SIGNATURES		26
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002		27

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,418	$50,115
Marketable securities	1,660	1,579
Marketable securities held in trust	6,908	8,278
Receivables, less allowance for doubtful receivables of $2,544 and $11,144	15,247	22,054
Deferred income taxes	13,445	13,394
Other current assets	1,573	1,026

Total current assets	82,251	96,446
COMPUTERS, FURNITURE AND EQUIPMENT, NET	1,335	1,894
DEFERRED INCOME TAXES	9,368	9,368
LONG-TERM RECEIVABLES AND OTHER	7,714	6,225

Total assets	$100,668	$113,933

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,928	$1,718
Accrued compensation and related costs	9,976	15,006
Deferred compensation	6,908	8,278
Restructuring accruals	926	2,573
Other current liabilities	1,602	4,026

Total current liabilities	21,340	31,601
DEFERRED INCOME TAXES DUE TO FORMER SUBSIDIARY	6,210	6,210
COMMITMENTS AND CONTINGENCIES	—	—

Total liabilities	27,550	37,811

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; shares authorized—10,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized —100,000,000; shares issued—44,695,788	447	447
Capital in excess of par value	122,363	122,612
Accumulated deficit	(43,679)	(44,462)
Treasury stock, at cost, 3,965,034 and 1,280,124 shares	(5,838)	(2,359)
Accumulated other comprehensive (loss) income:
Unrealized holding loss, net	(99)	(148)
Cumulative translation adjustment	(76)	32

Total stockholders' equity	73,118	76,122

Total liabilities and stockholders' equity	$100,668	$113,933

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
REVENUES:
Revenues before reimbursements	$19,088	$30,306	$65,934	$99,628
Reimbursements	2,173	4,201	7,463	13,630

	21,261	34,507	73,397	113,258

COSTS AND EXPENSES:
Project personnel	10,419	15,724	36,328	51,771
Other project expenses	2,961	4,082	10,017	14,110
Reimbursable expenses	2,173	4,201	7,463	13,630
Bad debt expense	480	355	1,209	8,850
Management and administrative support	4,106	6,824	14,899	24,756
Goodwill amortization	—	—	—	383
Restructuring and other (credits) charges	(289)	—	(289)	7,768
Incentive compensation	807	2,213	3,311	6,872

	20,657	33,399	72,938	128,140

OPERATING INCOME (LOSS)	604	1,108	459	(14,882)

OTHER INCOME:
Net investment income	300	499	860	1,438

INCOME (LOSS) BEFORE INCOME TAXES	904	1,607	1,319	(13,444)
INCOME TAX PROVISION (BENEFIT)	364	670	536	(4,079)

NET INCOME (LOSS)	$540	$937	$783	$(9,365)

BASIC NET EARNINGS (LOSS) PER COMMON SHARE	$0.01	$0.02	$0.02	$(0.21)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	41,027	43,951	42,268	44,142

DILUTED NET EARNINGS (LOSS) PER COMMON SHARE	$0.01	$0.02	$0.02	$(0.21)

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	41,562	45,033	43,607	44,142

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended September 30,
	2002	2001
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$783	$(9,365)
Restructuring and other (credits) charges	(289)	7,768
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	970	1,644
Provisions for receivable valuation allowances and reserves for possible losses, net of recoveries	1,209	8,850
Deferred income taxes	(52)	(5,180)
Changes in assets and liabilities:
Receivables	3,915	(3,065)
Purchases of trading securities related to deferred compensation plan, net of market adjustments	77	(83)
Sales of trading securities related to deferred compensation plan	1,293	2,447
Refundable income taxes	—	187
Other current assets	(553)	8
Accounts payable	203	1,363
Accrued compensation and related costs	(5,054)	(1,113)
Deferred compensation liability	(1,370)	(2,364)
Restructuring accruals	(1,281)	(2,886)
Other current liabilities	(2,480)	(292)
Other assets	171	338

Net cash used in operating activities	(2,458)	(1,743)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from available-for-sale securities	—	4,425
Capital expenditures	(428)	(828)

Net cash (used in) provided by investing activities	(428)	3,597

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	318	937
Proceeds from employee stock purchase plan	422	877
Purchase of treasury stock	(4,493)	(2,895)

Net cash used in financing activities	(3,753)	(1,081)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(58)	(48)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,697)	725
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,115	40,574

CASH AND CASH EQUIVALENTS, END OF PERIOD	$43,418	$41,299

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of Technology Solutions Company and its subsidiaries ("TSC" or the "Company"). The consolidated balance sheet as of September 30, 2002, the consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001 and the consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2002 and for all periods presented. All adjustments made, except those related to restructuring and other (credits) charges, have been of a normal and recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the United States Securities and Exchange Commission ("SEC") on March 19, 2002.

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

NOTE 2—THE COMPANY

        TSC is a leading systems integrator and consulting firm that delivers business benefits to companies worldwide through process and technology expertise. TSC delivers solutions to its clients to help them achieve operational excellence, extend their enterprises and provide enabling capabilities. TSC's core competencies include enterprise management, digital supply chain management, extended support services and change and learning technologies. The Company's clients generally are located throughout the United States and in Europe.

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

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We anticipate that the adoption of SFAS No. 146 will not have a significant effect on our results of operations or financial position.

NOTE 4—STOCK OPTIONS

        As of September 30, 2002, options to purchase 10.8 million shares of common stock were outstanding and options to purchase an additional 2.5 million shares of common stock were available for grant under the Technology Solutions Company 1996 Stock Incentive Plan.

NOTE 5—CAPITAL STOCK

        The Company has a stock repurchase plan which allows for share repurchases of up to 8,930,327 shares of its outstanding common stock (the "Repurchase Program"). During the nine months ended September 30, 2002, the Company repurchased 3,285,600 shares of the Company's outstanding Common Stock for $4,493,409 under the Repurchase Program, for an aggregate total of 6,294,527 shares. As of September 30, 2002, there were 2,635,800 shares available to be purchased under the Repurchase Program.

        The timing and size of any future stock repurchases are subject to market conditions, stock prices, cash position and other cash requirements. Such repurchases are intended, among other things, to cover issuance of stock under the Company's employee stock purchase plan and stock option plans.

NOTE 6—EARNINGS (LOSS) PER COMMON SHARE

        The Company discloses basic and diluted earnings (loss) per share in the consolidated statements of operations under the provisions of SFAS No. 128, "Earnings Per Share." Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period presented, plus the dilutive effect of common equivalent shares arising from the assumed exercise of stock options using the treasury stock method. Common equivalent shares of 1,545,000 were not included in the diluted loss per share calculation as they were antidilutive for the nine months ended September 30, 2001. Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period presented.

	Reconciliation of Basic and Diluted Earnings Per Share for the Three Months Ended
	September 30, 2002 (unaudited)			September 30, 2001 (unaudited)
(In thousands, except per share data)	Net Income	Shares	Per Common Share	Net Income	Shares	Per Common Share
Basic Earnings Per Share	$540	41,027	$0.01	$937	43,951	$0.02

Effect of Stock Options	—	535		—	1,082

Diluted Earnings Per Share	$540	41,562	$0.01	$937	45,033	$0.02

	Reconciliation of Basic and Diluted Earnings (Loss) Per Share for the Nine Months Ended
	September 30, 2002 (unaudited)			September 30, 2001 (unaudited)
(In thousands, except per share data)	Net Income	Shares	Per Common Share	Net Loss	Shares	Per Common Share
Basic Earnings (Loss) Per Share	$783	42,268	$0.02	$(9,365)	44,142	$(0.21)

Effect of Stock Options	—	1,339		—	—

Diluted Earnings (Loss) Per Share	$783	43,607	$0.02	$(9,365)	44,142	$(0.21)

NOTE 7—COMPREHENSIVE INCOME (LOSS)

        The Company's comprehensive income (loss) was as follows:

	For the Three Months Ended September 30,
(In thousands)	2002	2001
Net Income	$540	$937
Other Comprehensive Loss:
Net Unrealized Holding Gains on Available-for-Sale Securities, net of tax	10	26
Translation Adjustment	(40)	(95)

Subtotal: Other Comprehensive Loss	(30)	(69)

Total Comprehensive Income	$510	$868

	For the Nine Months Ended September 30,
(In thousands)	2002	2001
Net Income (Loss)	$783	$(9,365)
Other Comprehensive Income (Loss):
Net Unrealized Holding Gains on Available-for-Sale Securities, net of tax	49	107
Translation Adjustment	(108)	(80)

Subtotal: Other Comprehensive (Loss) Income	(59)	27

Total Comprehensive Income (Loss)	$724	$(9,338)

NOTE 8—BUSINESS SEGMENTS

        During 2001, the Company was organized into two business segments, Digital Enterprise Consulting and Peer3. In 2001, the Company terminated the investment in and closed its Peer3 software development operation within the Peer3 segment. The Company retained the Change and Learning Technologies business, which was included in the Peer3 segment. TSC currently operates within one reportable business segment. TSC delivers business benefits to companies worldwide through process and technology expertise. TSC delivers solutions to its clients to help them achieve operational excellence, extend their enterprises and provide enabling capabilities. TSC's core competencies include enterprise management, digital supply chain management, extended support services and change and learning technologies.

        The following is revenue and long-lived asset information by geographic area (in thousands):

For and as of the Three Months Ended September 30, 2002	United States	Foreign Subsidiaries	Total
Revenues	$20,661	$600	$21,261
Identifiable assets	$99,803	$865	$100,668
For and as of the Three Months Ended September 30, 2001	United States	Foreign Subsidiaries	Total
Revenues	$33,251	$1,256	$34,507
Identifiable assets	$109,553	$5,605	$115,158
For and as of the Nine Months Ended September 30, 2002	United States	Foreign Subsidiaries	Total
Revenues	$70,642	$2,755	$73,397
Identifiable assets	$99,803	$865	$100,668
For and as of the Nine Months Ended September 30, 2001	United States	Foreign Subsidiaries	Total
Revenues	$107,461	$5,797	$113,258
Identifiable assets	$109,553	$5,605	$115,158

        Foreign revenues and identifiable assets are based on the country in which the legal subsidiary is domiciled. No single foreign country's revenues or identifiable assets were material to the consolidated revenues or identifiable assets of the Company.

NOTE 9—OTHER EVENTS

        In 2001, the Company recorded $9.2 million in restructuring and other charges comprised of $6.9 million relating to the closure of its Peer3 software development operation and $2.3 million in non-Peer3 severance related costs. This charge was reduced to $9.0 million during the quarter ended September 30, 2002 (as discussed further in this note). The Peer3 charge of $6.9 million included $3.0 million in goodwill impairment, $0.9 million in asset write-offs, $0.6 million in costs associated with lease terminations, $1.4 million in severance costs, $0.4 million in professional fees and $0.6 million in computer lease terminations, commitments and other costs. As of September 30, 2002, the Company had used $6.5 million of this charge for the following: asset write-offs of $1.1 million; goodwill impairment of $3.0 million; and cash payments of $0.9 million related to Peer3 severance costs of approximately 30 employees ($0.1 million paid during the nine months ended September 30, 2002), $0.4 million in professional fees, $0.7 million in lease costs ($0.5 million paid during the nine months ended September 30, 2002) and $0.4 million in other costs. The remaining accrual balance of $0.4 million relates to severance costs and is expected to be utilized by February 2003. The non-Peer3 severance charge of $2.3 million included $1.5 million in severance costs, $0.5 million in asset write-offs and $0.3 million in other costs. During the quarter ended September 30, 2002, the Company made the final payments for the non-Peer3 severance related costs. These payments were $0.2 million lower than previously anticipated and, as a result, this charge was reduced by $0.2 million to $2.1 million. The Company has fully used this $2.1 million charge for cash payments of $1.5 million related to the severance of approximately 70 employees ($0.5 million paid during the nine months ended September 30, 2002), other cash payments of $0.1 million and asset write-offs of $0.5 million.

        During the quarter ended March 31, 2000, the Company recorded a pre-tax charge of $4.7 million for the closure of its Latin American operations. During the quarter ended September 30, 2000, the Company collected $0.4 million of accounts receivables previously written-off and, as a result, the cumulative charge was reduced to $4.3 million. As of September 30, 2002, the Company had used $4.1 million of this charge for cash payments of $1.6 million related to severance costs for approximately 40 employees, lease terminations and professional fees and $2.5 million in net asset write-offs. The remaining accrual balance of $0.2 million represents professional fees and various other closure costs and is expected to be utilized by early 2003.

        During the quarter ended December 31, 1999, the Company recorded $7.0 million in restructuring and other charges associated with lease terminations of $3.0 million, former executive severance costs of $1.8 million, CourseNet Systems, Inc. acquisition costs of $1.3 million and $0.9 million in asset write-offs. On February 15, 2000, the Company distributed the common stock of eLoyalty Corporation ("eLoyalty") owned by the Company to the Company's stockholders (the "Spin-Off"). eLoyalty operated within the Company prior to the Spin-Off and is now a separate, publicly traded company. The Company determined that a portion of the lease terminations became unnecessary due to changes in TSC office usage by TSC and eLoyalty and also determined that the actual costs for these lease terminations would be less than previously anticipated and, as a result, the cumulative charge was reduced by $1.9 million to $5.1 million during 2000 and 2001 and by $0.1 million to $5.0 million during the quarter ended September 30, 2002. As of September 30, 2002, the Company had made cash payments of $1.8 million for executive severance costs, cash payments of $0.5 million in lease costs ($0.2 million paid during the nine months ended September 30, 2002) and asset write-offs of $2.4 million. The remaining accrual balance of $0.3 million relates to amounts that the Company is contractually obligated to pay through 2004 as a result of the lease terminations.

TECHNOLOGY SOLUTIONS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

        Revenues in 2002 continue to be impacted by economic uncertainties and weakness in the United States and global economies. As a result, demand for information technology services such as those we provide continues to be adversely impacted. We expect that these general economic uncertainties and weaknesses may continue throughout 2003 and perhaps beyond. We believe that a recovery in our industry is not likely to occur until improvement in the general economy strengthens the technology market in which we operate.

        The results of our operations are affected by general economic conditions as well as the level of economic activity and change in the industries that we serve. Our business is also driven by the pace of technological change and the type and level of spending by our clients in the areas in which we provide services. Many factors can result in a deferral, reduction or cancellation of services requested by our prospective or current clients including budget constraints, economic conditions and perceived project progress, success or value. During such periods of decreased demand, pricing pressures emerge as companies try to minimize costs and negotiate lower prices for our services. Our ability to successfully identify and prepare for these changes early in their cycles is a key driver of our performance. Therefore, our strategy is to try to anticipate these trends and identify cost-management initiatives that will allow us to manage costs relative to expected revenues. In addition, a significant portion of our revenues may be derived from large projects for a limited number of clients. Accordingly, the loss of a significant client could adversely impact our revenues and financial position.

        Project personnel costs constitute the majority of our operating costs. Since project personnel costs are driven primarily by the cost of billable personnel, mainly compensation and benefits, maintaining these costs at a reasonable and predictable percentage of revenue is critical to our financial performance. Project personnel costs as a percentage of revenues are driven by utilization and average billing rates. Utilization represents the percentage of our billable professionals' time spent on billable work. It is our strategy to try to match our project personnel supply with demand. At times this requires us to reduce headcount and reassign employees to other active projects when they are no longer needed on a particular project. However, because of the mix of skills needed and project duration, implementation of this strategy may be delayed at times. Accordingly, any decline in revenues without a corresponding and timely reduction in staffing, or a staffing increase that is not accompanied by a corresponding increase in revenues, could have a material adverse effect on our business, operating results and financial condition.

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

REVENUES

        We derive our revenues from a variety of information technology services, including systems integration, packaged software integration and implementation services, programming, strategic business and management consulting, training and extended support services. For most of our engagements, we recognize revenues on contracts on a time and materials basis as work is performed primarily based on hourly billing rates. For our limited number of fixed price contracts (which require senior executive and/or board level approval), we recognize revenues using the percentage-of-completion method, which is based on the percentage of work performed in the period compared to the total estimated work to be performed over the entire contract. Revenues are subject to revision as the contract progresses to completion. Any revisions in the estimate are charged to operations in the period in which the facts that give rise to the revision become known. Contracts are performed in phases. Losses on contracts, if any, are reserved in full when determined. Contract losses are determined by the amount by which the estimated cost of the contract exceeds the estimated total revenues that will be generated by the contract. Extended support revenues are recognized as services are rendered.

        In 2002, we adopted Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out of Pocket' Expenses Incurred" which requires that reimbursements received for out-of-pocket expenses be characterized as revenue. Prior to adopting EITF Issue No. 01-14, out-of-pocket expenses were presented net of amounts billed to clients. With the adoption of EITF Issue No. 01-14, out-of-pocket expenses (reimbursable expenses) are now shown as a separate component of revenues and costs and expenses. The adoption of EITF Issue No. 01-14 did not affect our reported net income or loss.

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

Incentive Compensation

        Incentive compensation is accrued at a set percentage of base salary, which varies by level of employee, and adjusted to reflect the amounts needed for active employees and for performance against targets, goals and objectives. Payments of incentive compensation, if any, are performance based and are determined by both objective (financial-based) and subjective measures. These objectives include both quarterly and full fiscal year parameters.

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

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenues

        Consolidated net revenues for the quarter ended September 30, 2002 decreased 38 percent to $21.3 million compared with $34.5 million for the same period in the prior year. Revenues before reimbursements decreased 37 percent to $19.1 million from $30.3 million. We believe that this decline in revenues was primarily due to decreased demand arising out of the continuing economic uncertainties and a decline in corporate information technology capital expenditures as large and small companies reassessed their goals and budgets.

        During the quarter ended September 30, 2002, two clients represented 22 percent and 16 percent of revenues before reimbursements, respectively. In addition, we added 12 new clients and 24 new projects during the quarter ended September 30, 2002 compared to 16 new clients and 54 new projects during the same period in the prior year.

Costs and Expenses

        Project personnel costs decreased to $10.4 million for the quarter ended September 30, 2002 from $15.7 million for the same period in the prior year, a decrease of 34 percent. This decrease was largely attributable to staff and salary reductions driven by our ongoing efforts to keep headcount and costs in line with associated demand for our services, as described earlier in this item. Part of the headcount reductions resulted from an increase in annualized voluntary turnover to 16 percent from 8 percent. Project personnel costs as a percentage of revenues before reimbursements increased to 55 percent for the quarter ended September 30, 2002 from 52 percent for the same period in the prior year primarily due to a decline in average billing rates. Average billing rates decreased 6 percent to $173. The decline in billing rates reflects the increased competitive environment in the information technology consulting market. Partially offsetting the decline in billing rates was an improvement in staff utilization, which increased to 71 percent from 65 percent. As a result of the lower demand, we continue to align our headcount with anticipated demand for our services.

        Other project expenses were $3.0 million for the quarter ended September 30, 2002 compared to $4.1 million for the same period in the prior year, a decrease of 27 percent. The decrease in other project expenses consisted of a decrease in headcount related costs of $1.1 million which included hiring, training, computer and communication costs; a decrease in business development costs of $0.4 million, such as, travel, sales commissions and practice area development costs; and a decrease in various other costs of $0.2 million. These decreases were partially offset by an increase in the severance provision of $0.6 million. The increase mainly related to the severance of approximately 35 employees in connection with our ongoing efforts to align our headcount with anticipated demand for our services. Other project expenses as a percentage of revenues before reimbursements increased to 16 percent for the quarter ended September 30, 2002 from 13 percent for the same period in the prior year as a result of the severance provision mentioned above.

        Bad debt expense was $0.5 million for the quarter ended September 30, 2002 compared to $0.4 million for the same period in the prior year.

        Management and administrative support costs decreased to $4.1 million for the quarter ended September 30, 2002 from $6.8 million for the same period in the prior year. This decrease resulted from a decrease in infrastructure costs of $1.9 million and a decrease in practice area management and administrative costs of $0.8 million. These decreases included the following: a decrease in labor costs of $1.1 million as we reduced headcount and salaries as a result of our cost-management initiatives; a decrease in communication and office related expenses of $0.6 million as a result of our headcount reductions and the closure of our Dallas office; a decrease in travel costs of $0.3 million as a result of the decrease in headcount as well as our implementation of more effective cost controls; and a decrease in various other costs, such as, marketing, professional fees and other discretionary expenses, of $0.7 million.

        During the quarter ended September 30, 2002, we reversed restructuring and other charges of $0.3 million. This amount consisted of $0.2 million from the non-Peer3 severance related costs recorded in 2001 and $0.1 million related to certain lease terminations recorded in 1999.

        Incentive compensation of $0.8 million was accrued during the quarter ended September 30, 2002 compared to $2.2 million for the same period in 2001. Incentive compensation as a percentage of revenues excluding reimbursements decreased to 4 percent during the quarter ended September 30, 2002 compared to 7 percent in same period in the prior year as a result of weaker performance against targets, goals and objectives this quarter as compared to the same period last year. Assuming employees meet their quantitative and qualitative objectives, the Company expects to continue to accrue incentive compensation in future periods.

Operating Income

        Consolidated operating income for the quarter ended September 30, 2002 was $0.6 million compared to $1.1 million for the same period in the prior year. Our operating income for the quarter ended September 30, 2002 included restructuring and other credits of $0.3 million. Excluding these credits, we would have had operating income of $0.3 million. The decrease in operating income, excluding the restructuring and other credits, was mainly due to lower revenues as well as the increase in the severance provision.

Other Income

        Other income for the quarter ended September 30, 2002 was $0.3 million compared to $0.5 million for the same period in the prior year. The decrease is a result of lower interest rates during the quarter ended September 30, 2002 compared to the same period in the prior year.

Income Tax Provision

        The Company's effective tax rate for the quarter ended September 30, 2002 was 40 percent compared to 42 percent for the quarter ended September 30, 2001. The effective tax rate exceeded the federal rate mainly as a result of state income taxes.

Shares Outstanding

        Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding decreased due to the repurchase of some of our outstanding shares under our previously announced repurchase program as well as a reduction in the dilutive effect of common equivalent shares.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenues

        Consolidated net revenues for the nine months ended September 30, 2002 decreased 35 percent to $73.4 million compared with $113.3 million for the same period in the prior year. Revenues before reimbursements decreased 34 percent to $65.9 million from $99.6 million. We believe that this decline in revenues was primarily due to decreased demand arising out of the continuing economic uncertainties and a decline in corporate information technology capital expenditures as large and small companies reassessed their goals and budgets.

        During the nine months ended September 30, 2002, three clients represented 21 percent, 18 percent and 10 percent of revenues before reimbursements, respectively.

Costs and Expenses

        Project personnel costs decreased to $36.3 million for the nine months ended September 30, 2002 from $51.8 million for the same period in the prior year, a decrease of 30 percent. This decrease was largely attributable to staff and salary reductions driven by our ongoing efforts to keep headcount and costs in line with associated demand for our services, as described earlier in this item. Project personnel costs as a percentage of revenues before reimbursements increased to 55 percent for the nine months ended September 30, 2002 from 52 percent for the same period in the prior year primarily due to a 5 percent decline in average billing rates. The decline in billing rates reflects the increased competitive environment in the information technology consulting market. As a result of the lower demand, we continue to align our headcount with anticipated demand for our services.

        Other project expenses were $10.0 million for the nine months ended September 30, 2002 compared to $14.1 million for the same period in the prior year, a decrease of 29 percent. The decrease in other project expenses consisted of the following: a decrease in hiring costs of $1.6 million as a result of decreased headcount and curtailing the use of recruiting firms in the hiring process; a decrease in travel costs of $1.1 million as a result of the decrease in headcount as well as our implementation of more effective cost controls; a decrease in practice area development costs of $1.1 million; and a decrease in various other costs, including software development costs as well as headcount related costs such as communications and technology, of $1.3 million due to the closure of our Peer3 software development operation, overall headcount reductions and the implementation of more effective cost controls. These decreases were partially offset by an increase in the severance provision of $1.0 million. This increase mainly related to the severance of approximately 65 employees in connection with our ongoing efforts to align our headcount with anticipated demand for our services. Other project expenses as a percentage of revenues before reimbursements increased slightly to 15 percent for the nine months ended September 30, 2002 from 14 percent for the same period in the prior year as a result of the severance provision mentioned above.

        Bad debt expense was $1.2 million for the nine months ended September 30, 2002 compared to $8.9 million for the same period in the prior year. The higher bad debt expense in the prior year was largely attributable to financial problems at several clients, including an amount from a dot-com entity.

        Management and administrative support costs decreased to $14.9 million for the nine months ended September 30, 2002 from $24.8 million for the same period in the prior year. This decrease resulted from a decrease in infrastructure costs of $5.3 million and a decrease in practice area management and administrative costs of $4.6 million. These decreases included the following: a decrease in labor costs of $4.1 million as we reduced headcount and salaries as a result of our cost-management initiatives; a decrease in travel costs of $1.7 million as a result of the decrease in headcount as well as our implementation of more effective cost controls; a decrease in non-labor and non-travel costs of $1.0 million from the closure of the Peer3 software development operations; and a decrease in various other costs, such as, communication, marketing, and office expenses, of $3.1 million due to reduced headcount, closure of our Dallas office and our implementation of cost controls.

        There was no goodwill amortization during the nine months ended September 30, 2002. Goodwill amortization of $0.4 million for the nine months ended September 30, 2001 related to the acquisition of CourseNet Systems, Inc. (CourseNet) in 1999. During 2001, we closed our Peer3 software development operations and recorded a goodwill impairment charge relative to the CourseNet goodwill. As a result, we had no goodwill on the balance sheet as of December 31, 2001 or September 30, 2002.

        During the nine months ended September 30, 2002, we reversed restructuring and other charges of $0.3 million. This amount consisted of $0.2 million from the non-Peer3 severance related costs recorded in 2001 and $0.1 million related to certain lease terminations recorded in 1999. During the nine months ended September 30, 2001, we recorded $9.2 million in restructuring and other charges comprised of $6.9 million relating to the closure of our Peer3 software development operation and $2.3 million in non-Peer3 severance related costs. As previously discussed, this charge was reduced by $0.2 million to $9.0 million during the quarter ended September 30, 2002. The Peer3 charge of $6.9 million included $3.0 million in goodwill impairment, $0.9 million in asset write-offs, $0.6 million in costs associated with lease terminations, $1.4 million in severance costs, $0.4 million in professional fees and $0.6 million in computer lease terminations, commitments and other costs. As of September 30, 2002, we had used $6.5 million of this charge for the following: asset write-offs of $1.1 million; goodwill impairment of $3.0 million; and cash payments of $0.9 million related to Peer3 severance costs of approximately 30 employees ($0.1 million paid during the nine months ended September 30, 2002), $0.4 million in professional fees, $0.7 million in lease costs ($0.5 million paid during the nine months ended September 30, 2002) and $0.4 million in other costs. The remaining accrual balance of $0.4 million relates to severance costs and is expected to be utilized by February 2003. The non-Peer3 severance charge of $2.3 million included $1.5 million in severance costs, $0.5 million in asset write-offs and $0.3 million in other costs. As a result of the aforementioned reduction in the non-Peer3 severance related costs of $0.2 million, this charge was reduced to $2.1 million. We have fully used this $2.1 million charge for cash payments of $1.5 million related to the severance of approximately 70 employees ($0.5 million paid during the nine months ended September 30, 2002), other cash payments of $0.1 million and $0.5 million in asset write-offs. In addition, during the nine months ended September 30, 2001, we reversed restructuring charges of $1.5 million related to certain lease terminations recorded in 1999.

        Incentive compensation of $3.3 million was accrued during the nine months ended September 30, 2002 compared to $6.9 million for the same period in 2001. Incentive compensation as a percentage of revenues excluding reimbursements decreased to 5 percent during the nine months ended September 30, 2002 compared to 7 percent in same period in the prior year as a result of weaker performance against targets, goals and objectives this period as compared to the same period last year. Assuming employees meet their quantitative and qualitative objectives, the Company expects to continue to accrue incentive compensation in future periods.

Operating Income/Loss

        Consolidated operating income was $0.5 million for the nine months ended September 30, 2002 compared to a consolidated operating loss of $14.9 million for the same period in the prior year. Our operating income for the nine months ended September 30, 2002 included restructuring and other credits of $0.3 million. Excluding these credits, we would have had operating income of $0.2 million. Our operating loss for the nine months ended September 30, 2001 included restructuring and other charges of $7.8 million. Excluding these charges, we would have had an operating loss of $7.1 million. The improvement in operating income, excluding restructuring and other credits/charges, was mainly due to the reduction in bad debt expense.

Other Income and Expense

        Other income and expense for the nine months ended September 30, 2002 was $0.9 million compared to $1.4 million for the same period in the prior year. The decrease is a result of lower interest rates during the nine months ended September 30, 2002 compared to the same period in the prior year.

Income Tax Provision

        The Company's effective tax rate for the nine months ended September 30, 2002 was 41 percent compared to a tax benefit of 30 percent for the same period in the prior year. The effective tax rate for the nine months ended September 30, 2002 exceeded the federal rate mainly as a result of state income taxes. The tax benefit for the nine months ended September 30, 2001 was less than the federal statutory rate mainly due to nondeductible goodwill, partially offset by state tax benefits on the loss for the period.

Shares Outstanding

        Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding decreased due to the repurchase of some of our outstanding shares under our previously announced repurchase program as well as a reduction in the dilutive effect of common equivalent shares.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities was $2.5 million and $1.7 million for the nine months ended September 30, 2002 and 2001, respectively. Net cash used in operating activities for the nine months ended September 30, 2002 was mainly due to bonus payments made during the first quarter and lease and severance payments relating to restructuring charges, partially offset by accounts receivable collections. These payments resulted in a decrease in accrued compensation and related costs and restructuring accruals. Cash commitments relating to remaining restructuring charges are $0.4 million in Peer3 severance related costs and $0.5 million in other commitments. These amounts are expected to be paid through 2004. The accounts receivable collections contributed to improved days sales outstanding during the period. Days sales outstanding improved by 7 days to 64 days during the quarter ended September 30, 2002 compared to the same period in the prior year. In addition, during the quarter ended September 30, 2002 we wrote-off $5.1 million of previously reserved accounts receivable which resulted in a decline in the allowance for doubtful receivables and reclassified a $1.6 million net receivable from current to non-current.

        Net cash used in investing activities was $0.4 million for the nine months ended September 30, 2002 compared to cash provided by investing activities of $3.6 million in the nine months ended September 30, 2001. We received $4.4 million from the sale of available-for-sale securities during the nine months ended September 30, 2001. There were no such proceeds during the nine months ended September 30, 2002.

        Capital expenditures for the nine months ended September 30, 2002 were $0.4 million. We currently have no material commitments for capital expenditures.

        Net cash used in financing activities was $3.8 million for the nine months ended September 30, 2002. During the nine months ended September 30, 2002 we purchased 3,285,600 shares of our Common Stock under our share repurchase program for $4.5 million and received $0.7 million from the exercise of stock options and purchases under the employee stock purchase plan.

        Our primary sources of liquidity are our cash and cash equivalents, marketable securities and anticipated operating cash flows. We believe that these sources are sufficient to meet our current cash requirements. However, operating results and liquidity, including our ability to raise additional capital if necessary, may be materially and adversely affected by a decrease in demand for the Company's services. While it is our strategy to reduce costs in order to match our capacity with demand, this may not achieve the necessary cost savings. In addition, a number of other factors, including changes in general economic conditions, technological changes, competition, and the suspension or cancellation of a large project could have an adverse effect on future results and liquidity. These aforementioned factors, as well as other factors, are more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 under Management's Discussion and Analysis of Financial Condition and Results of Operations "Assumptions Underlying Certain Forward-Looking Statements and Factors that May Affect Future Results."

        The Company has a nonqualified deferred compensation plan. All Company executives (defined as Directors and above) are eligible to participate in this voluntary program, which permits participants to defer receipt of a portion of their compensation. The Company holds deferred amounts in a rabbi trust for the benefit of plan participants and investment earnings (or losses) are credited to the participants' accounts based on investment allocation options selected by the participants. The Company does not guarantee these investments or earnings thereon. These investments remain assets of the Company and are available to the general creditors of the Company in the event of the Company's insolvency.

        We have a $10.0 million unsecured line of credit facility (the "Facility") with Bank of America National Trust and Savings Association ("Bank of America"). The agreement expires December 31, 2002. We have never borrowed against the Facility and accordingly, we will evaluate the ongoing need for this Facility at its expiration and may or may not renew. At our election, loans made under the Facility bear interest at either the Bank of America reference rate or the applicable Eurodollar interest rate plus 0.75 percent. The unused line fee is 0.125 percent of the unused portion of the commitment. The Facility requires, among other things, that we maintain certain financial ratios. As of September 30, 2002, we were in compliance with these financial ratio requirements.

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

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We anticipate that the adoption of SFAS No. 146 will not have a significant effect on our results of operations or financial position.

        This Form 10-Q contains or may contain certain forward-looking statements concerning our financial position, results of operations, cash flows, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions. These forward-looking statements involve significant risks and uncertainties. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form 10-Q include, among others, our ability to manage the pace of technological change, our ability to manage growth and attract and retain employees, our ability to accommodate a changing business environment, general business and economic conditions in our operating regions, market conditions and competitive and other factors, our ability to continue to attract new clients and sell additional work to existing clients and our ability to manage costs and headcount relative to expected revenues, all as more fully described herein and in our Annual Report on Form 10-K for the year ended December 31, 2001 under Management's Discussion and Analysis of Financial Condition and Results of Operations "Assumptions Underlying Certain Forward-Looking Statements and Factors that May Affect Future Results" and elsewhere from time to time in our other SEC reports. Such forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we would make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Actual results may vary materially.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to interest rate fluctuations. Changes in interest rates affect interest income and expense on cash and cash equivalents, marketable securities and marketable securities held in trust.

ITEM 4—CONTROLS AND PROCEDURES

        The management of the Company, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of a date within 90 days prior to the filing of the quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information relating to the Company that is required to be included in the reports that the Company files with the SEC is made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

TECHNOLOGY SOLUTIONS COMPANY

PART II.    OTHER INFORMATION

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    Exhibit 99.1*—Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

    Exhibit 99.2*—Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

  (b)
  No reports on Form 8-K were filed during the quarter ended September 30, 2002.

    All other items in Part II are either not applicable to the Company during the quarter ended September 30, 2002, the answer is negative, or a response has been previously reported and an additional report of the information is not required, pursuant to the instructions to Part II.

*Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of November 2002.

TECHNOLOGY SOLUTIONS COMPANY
Date: November 13, 2002	By:	/s/ TIMOTHY P. DIMOND Timothy P. Dimond Chief Financial Officer

Certifications Pursuant to Section 302 of
the Sarbanes-Oxley Act of 2002

CERTIFICATION

        I, Jack N. Hayden, the President and Chief Executive Officer of Technology Solutions Company, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Technology Solutions Company;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c.    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ JACK N. HAYDEN Jack N. Hayden President and Chief Executive Officer

CERTIFICATION

        I, Timothy P. Dimond, the Chief Financial Officer of Technology Solutions Company, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Technology Solutions Company;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c.    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ TIMOTHY P. DIMOND Timothy P. Dimond Chief Financial Officer

QuickLinks

Index to Form 10–Q
PART I. FINANCIAL INFORMATION
  ITEM 1. Financial Statements
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4—CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES