Form 10-K
period 2002-12-31
TECHNOLOGY SOLUTIONS COMPANY
filed 2003-03-20
CIK 877645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

Commission file number 0 — 19433

TECHNOLOGY SOLUTIONS COMPANY

INCORPORATED IN THE STATE OF DELAWARE

IRS EMPLOYER IDENTIFICATION NO. 36-3584201

205 North Michigan Avenue, Suite 1500, Chicago, Illinois 60601

(312) 228-4500

SECURITIES REGISTERED PURSUANT TO

SECTION 12(G) OF THE ACT:

COMMON STOCK, $.01 PAR VALUE PER SHARE

PREFERRED STOCK PURCHASE RIGHTS

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes        No ✓

The aggregate market value of the registrant’s voting stock held by nonaffiliates of the registrant (based upon the per share closing price of $1.28 on June 28, 2002, and, for the purpose of this calculation only, the assumption that all of registrant’s directors and executive officers are affiliates) was approximately $52 million.

The number of shares outstanding of the registrant’s Common Stock, $.01 par value per share, as of March 5, 2003 was 40,623,799.

Documents Incorporated by Reference:

Information required by Part III (Items 10, 11, 12 and 13) of this document is incorporated by reference to certain portions of registrant’s definitive Proxy Statement distributed in connection with its 2003 Annual Meeting of Stockholders.

TECHNOLOGY SOLUTIONS COMPANY

FORM 10-K

Page i

Technology Solutions Company

PART I.

ITEM 1. BUSINESS

General

Technology Solutions Company (“TSC”) is a leading systems integration and business consulting firm that focuses on rapid results for its clients. TSC’s services encompass all phases of a project lifecycle including information technology (“IT”) consulting and change management services to help its clients realize the full benefits of their technologies. TSC accomplishes this by leveraging its industry-specific and subject matter expertise with extensive functional and technical knowledge of the most widely used software application packages to facilitate improved efficiencies and revenue opportunities as well as reduced operating costs for its clients.

As used herein, the terms “TSC” or the “Company,” unless the context otherwise clearly requires, refers to Technology Solutions Company and its subsidiaries. TSC trades on the Nasdaq Stock Market® under the symbol “TSCC.” TSC is incorporated under the laws of the state of Delaware and operates within one reportable business segment. This report discusses the twelve months ended December 31, 2002.

Since its inception in May 1988, the Company has performed over 2,200 successful projects (including more than 150 international projects) with more than 800 clients (including 19 of the Dow 30 and 59 of the Fortune 100).

The Company’s principal executive offices are located in Chicago, Illinois, with additional offices in Atlanta, Georgia; Irvine, California; and New York, New York.

This 10-K Report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to geopolitical developments and changes in global economic, business, competitive, market and regulatory factors. For a discussion of certain of the assumptions and risk factors underlying any forward-looking statements contained herein, refer to the section entitled “Assumptions Underlying Certain Forward-Looking Statements and Factors That May Affect Future Results” contained in Item 7 hereof.

Services

TSC provides services on a client-specific basis. This allows the Company to focus on each client’s needs as well as to offer superior business process, technology and industry expertise in various vertical markets such as financial services, life sciences, and government, and in functional areas such as Enterprise Resource Planning (“ERP”), supply chain management, customer relationship management, managed IT services, and change management and training. For example, working side-by-side in a collaborative environment with the client, TSC assigns small, experienced teams with senior-level involvement, helping to ensure a cost-effective and successful completion of the project, along with efficient transfer of knowledge to the client.

At the same time, TSC is equipped with best practice toolkits and templates that help make process design and technology implementations fast and reliable. The Company’s industry-seasoned project managers and integration specialists use field-tested methodologies and best practices assembled from years of industry and consulting experience. With its track record of successful projects and financial stability, the Company provides clients with a strong, long-term partner.

TSC’s principal expertise continues to be system integration services for business-critical enterprise applications, including core ERP solutions from SAP AG and its U.S. subsidiary SAP America, Inc. (SAP), PeopleSoft, Inc. (PeopleSoft), and Oracle Corporation (Oracle). Historically, these services have been the cornerstone of TSC’s solutions and currently represent over 80 percent of the Company’s revenue.

TSC’s services range across the full spectrum of project lifecycles. TSC offers assessment and other planning activities, as well as implementation expertise and extended support/managed IT services.

TSC’s services may begin with targeted assessments. These projects usually include a review of a client’s current business and IT strategies. The assessments are used to determine priorities, outline expected business benefits and provide a roadmap to guide future actions.

Subsequent to an assessment, TSC develops specific project plans to support the appropriate business and IT strategies, assists in the selection of the appropriate platform and architecture, then, as appropriate, transitions into the implementation stages. Implementations can span a range of enterprise processes and functional areas and may include benefits realization activities that monitor and measure the impacts of specific initiatives. In most cases, TSC also offers change management and training services to aid in end-user education, communications planning and knowledge transfer actions to enable a smooth transition to new processes and technologies.

To support post-implementation activities, TSC can provide application management support and hosting services through its Managed IT Services offering. This set of services provides the necessary resources, hardware and software to maintain legacy or new applications through a scalable, customized solution.

The Company has also developed a range of technical and specialty services that address targeted industry and business concerns. These capabilities include business analytics for enterprise data;

integration between disparate solutions or systems; processes and technologies for guided selling or product configuration; best practices and systems to improve the management, communication and collaboration of product designs; best practices for the management of service parts; eLearning assessments, implementation and integration; analysis, design and implementation of an appropriate technical architecture; forensic technology assessment and consulting; and knowledge/content management solutions.

Customers

TSC primarily serves customers based in the United States, but also supports global deployments and some international clients. The Company’s typical clients are firms with over $500 million in annual revenue. During 2002, TSC performed project work for over 95 corporations, including seven of the Fortune 50 companies. During 2002, the top three customers represented 21 percent (Exxon Mobil Corp.), 16 percent (Caterpillar Inc.) and 10 percent (Pfizer Inc.) of revenues before reimbursements, respectively. During 2001, the top two customers represented 14 percent (Exxon Mobil Corp.) and 12 percent (Caterpillar Inc.) of revenues before reimbursement, respectively. No client accounted for ten percent or more of revenues before reimbursement during 2000. TSC’s business is primarily focused on the commercial market. The Company is in the process of developing service and support offerings in the local, state and federal government segments of the domestic systems integration market.

The Company’s IT services support the vertical markets of discrete and process manufacturing, services markets, and markets with unique processes and/or regulatory compliance issues. Examples of these markets are:

Industries with
Unique Processes
Discrete	Process		and/or Regulatory
Manufacturing	Manufacturing	Services	Compliance Issues

High-Tech	Chemical	Software	Life Sciences
Automotive	Oil and Gas	Telecommunications	Financial Services
Aerospace and Defense		Hospitality
Industrial Products

Competition

The IT consulting and systems integration markets are highly competitive and include organizations from a variety of market segments. Participants include systems integration firms; contract programming companies (including offshore groups); application software firms; the service groups of computer equipment companies; and general management consulting firms. Thousands of firms fall into these categories. Among the more recognizable participants in the consulting and systems integration business are Accenture Ltd. (Accenture); BearingPoint, Inc. (formerly KPMG Consulting, Inc.); Computer Sciences Corporation; Deloitte Consulting; Electronic Data Systems Corporation; Cap Gemini Ernst & Young; and IBM Corporation (including PwC Consulting, which was acquired from PricewaterhouseCoopers LLP in 2002).

The Company is facing increased competition from application software firms as they continue to enhance their services and implementation capabilities to increase their corporate revenue. Despite these competitive pressures, TSC continues to maintain strategic relationships with these firms to ensure the Company remains abreast of the latest in technological advances, and to exploit joint marketing opportunities when available.

Participants in the IT consulting and systems integration business also may face increasing competition from in-house systems staff. In some instances, in-house systems staffs are considered to be a lower cost alternative to outside systems firms. The use of in-house staff permits the client to build skills for maintaining and enhancing the system, as well as skills to implement future systems.

Many participants in the IT consulting and systems integration business have significantly greater financial, technical and marketing resources and client bases and, as a result, generate greater systems consulting and implementation revenues than TSC. For example, TSC competes with Accenture for major systems integration projects. Accenture has substantially greater revenues, employee headcount and market share than TSC.

During times of economic slowdown, competition can intensify. For example, some of TSC’s larger competitors may pursue smaller engagements that they may have otherwise refrained from pursuing. In addition, pricing pressures may emerge as companies try to minimize costs, negotiate lower prices, or perform IT services in-house. As a result of these pricing pressures, average hourly billing rates declined 5 percent in 2002 compared to 2001.

Competitive Differentiation

TSC believes it competes primarily on the basis of the experience and expertise of its project managers and seasoned personnel; its proven track record in applying new technologies and innovative business solutions; its use of proprietary methodologies and custom implementation tools; and the quality of its work products. Regarding price, TSC believes that it has similar hourly bill rates than its competitors, but typically performs the work in fewer hours because of its more experienced consulting professionals, thus providing a lower overall cost to the client. The Company’s core strengths include highly experienced professionals with industry-specific expertise, strategic alliances with key technology solutions providers, a full range of services, and the proven ability to quickly implement new technologies. TSC has a strong heritage of referenceable client successes that date back to its inception in 1988.

The Company’s project model is based on providing its clients with more experienced personnel, and less personnel per project, than typically provided by its competitors. TSC dedicates an experienced, senior-level project manager, often a Vice President, to manage the typical large project. TSC’s professional staff has specialized application skills and industry knowledge. This knowledge and experience is important to the successful development and implementation of the solution, which includes the redesign and the restructuring of the business processes aligned with the targeted systems. The Company believes that its project-staffing model reduces the risk of project failure and increases the consultants’ ability to successfully address the clients’ needs.

TSC works in close conjunction with client personnel. Under this partnering approach, TSC can provide project management and other higher-end skills if they are not available in the client organization. TSC endeavors to help each of its clients increase the knowledge and skills of its applicable organizations, and provides the necessary knowledge transfer so that the client is better able to maintain its new system at the end of the engagement.

TSC has developed methodologies, tools, templates, project management plans, best practices, benchmarks and other intellectual property, which are used by TSC for the following:

•	To help ensure the quality of the work performed by TSC.

•	To lower the cost of the implementation.

•	To reduce the time required to perform the work.

TSC’s professionals bring to each client engagement technical skills, industry-specific knowledge, functional experience and significant consulting project expertise in the following areas:

Systems Integration and Project Management — TSC works with the client to design and develop an appropriate solution to meet the client’s needs. TSC’s Project Manager may be assigned overall project management responsibility during the development and implementation phases and in that capacity oversee the team assembled by TSC (typically consisting of a combination of TSC, client and vendor personnel) to implement the project and coordinate various hardware, software, networking and other components.

Software Products Expertise — TSC possesses a current and strong understanding of both packaged application software and other third party software products. TSC partners with many leading software vendors, including SAP, PeopleSoft and Oracle.

Quality Assurance — The Company maintains a quality assurance (QA) program in which project teams prepare a quality assurance plan before the engagement begins. The plan includes formal reviews to assure early identification and resolution of problems and issues. We believe that TSC’s QA program helps to ensure the successful completion of the project and the long-term satisfaction of the customer. The knowledge gained through quality assurance reviews is leveraged by the Company to continuously improve TSC’s implementation methodologies, thereby helping the Company foresee and eliminate potential problems on other projects.

The majority of work undertaken by TSC is based on planned phases and estimates and is recorded and billed on a time-and-materials basis. The number of TSC professional staff assigned to a particular project varies depending on the scope of the project and the stage of implementation. TSC’s professional staff assigned to a project are billed out at various rates, depending upon the level of expertise of each individual.

Sales

TSC employs three primary revenue approaches — through the relationships it cultivates through past engagements, through business development initiatives from its internal sales team, and through its ongoing relationships with the leading software vendors.

TSC utilizes a relationship-selling model in most of its business areas. One critical component in this selling model is TSC’s Vice President/Project Manager. TSC’s Project Managers are responsible for growing and enhancing the relationship between TSC and its current and past clients. By developing a thorough knowledge of the client’s business and maintaining a close working relationship with the most senior members of the client’s management team, TSC’s Project Managers are able to establish TSC as a business partner in the eyes of the client, rather than just a vendor. By having a detailed knowledge of the mission, vision and strategy of the client, TSC strives to be the preferred supplier of IT and business consulting services to each client. In fact, in 2002 over 75 percent of revenues came from ongoing multi-year engagements and from clients for whom we have previously performed work.

TSC also employs an internal sales force of senior business development professionals who focus on establishing and growing C-level (top level managers, such as, CEO, CIO, COO, CFO, etc.) relationships with prospect accounts. Similar to TSC’s Vice President/Project Managers, TSC’s internal sales force works to understand a prospect’s business challenges and position TSC as the partner of choice for delivery of solutions that will address the client’s needs and issues. TSC utilizes telemarketing services to generate a pipeline of business opportunities for our business development initiatives.

Through its relationships with the leading software vendors, the Company is often referred to potential clients who may engage the Company for its consulting, integration and implementation services to leverage its industry- or solution-specific expertise.

Alliances

The Company maintains strategic alliances and relationships with key packaged software providers. These relationships help the Company keep current with technology advances. TSC’s relationships include the following vendors: SAP, Oracle, PeopleSoft, i2 Technologies, Inc., Adexa, Inc., Agile Software Corporation, and Ariba Inc. TSC also maintains relationships with other service providers in order to provide integrated solutions to client needs, and to leverage business development opportunities.

International

TSC has limited international operations, which represented four percent of revenues for the year ended December 31, 2002 (see Note 14 in “Notes to Consolidated Financial Statements”). These international operations are in Europe. Total local staffing at the Company’s international operations was five people as of December 31, 2002. For discussion of certain risks related to the Company’s International Operations, see “Risks of Conducting International Operations” under “Assumptions Underlying Certain Forward-Looking Statements and Factors That May Affect Future Results.”

Personnel

As of December 31, 2002, TSC had a total professional staff of 336 (excluding Infrastructure). The following table summarizes, as of December 31, 2002, the experience levels of TSC’s professional staff.

	Average Relevant Experience (Years)

	% of
Level	Total	Consulting	Industry	Total

Vice Presidents	15%	10	13	23
Senior Principals	20%	8	12	20
Principals	35%	6	9	15
Senior Consultants	20%	4	3	7
Consultants	7%	3	1	4
Associate Consultants	3%	2	0	2

Infrastructure

As of December 31, 2002, TSC had a staff of 37 individuals who comprised the corporate overhead infrastructure support function. The objective of the infrastructure function is to facilitate local decision-making and support the autonomy of the business and project managers, while maintaining the internal structure necessary to support TSC’s goals. The functional areas within infrastructure include: senior corporate management; accounting; financial reporting; finance; tax; legal; treasury; human resources; employee benefits; marketing; public and investor relations; office operations; recruiting; training; internal communications; internal technology applications; planning; quality assurance; and risk management.

Intellectual Property Rights

Many of the Company’s clients have required that the Company grant to them all proprietary and intellectual property rights with respect to the work product resulting from the Company’s performance of services, including the intellectual property rights to any custom software developed by the Company for them. Each grant of proprietary and intellectual property rights limits the Company’s ability to reuse work product with other clients. In a limited number of such situations, the Company has obtained, and in the future may attempt to obtain, an ownership interest or a license from its clients to permit the Company to reuse or resell such work product. These arrangements may be nonexclusive or exclusive, and licensors to the Company may retain the right to sell products and services that compete with those of the Company. There can be no assurance, however, that the Company will be able to negotiate such licenses in the future. There are currently no revenues relating to the licensing of intellectual property rights.

The Company also has developed certain foundation and application software tools, methodologies and products that are owned by the Company and licensed to its clients. The Company regards these software tools, methodologies and products as proprietary and intends to protect its rights, where appropriate. However, there can be no assurance that any steps taken by the Company will be adequate to deter misappropriation of its proprietary rights or independent third party development of functionally equivalent products.

In addition, the Company’s success is related to its specialized expertise and methodologies. To protect its proprietary information, the Company relies upon a combination of trade secret and common law, employee nondisclosure policies and third party confidentiality agreements. However, there can be no assurance that any of these steps taken by the Company will be adequate to deter misappropriation of its specialized expertise and methodologies.

Although the Company believes that its services and products do not infringe on the intellectual property rights of others, there can be no assurance that infringement claims will not be asserted against the Company in the future.

Spin-Off

On February 15, 2000, TSC distributed the common stock of eLoyalty Corporation (“eLoyalty”) owned by the Company to the Company’s stockholders (the “Spin-Off”). eLoyalty operated within the Company prior to the Spin-Off and is now a separate, publicly traded company.

Executive Officers of the Registrant

The executive officers of TSC as of March 20, 2003 are as follows:

William H. Waltrip	Chairman
Jack N. Hayden	President and Chief Executive Officer
Timothy P. Dimond	Senior Vice President and Chief Financial Officer
Paul R. Peterson	Senior Vice President, General Counsel and Corporate Secretary

William H. Waltrip, age 65, has been a Director of the Company since December 1992 and Chairman of the Board since June 1993. Mr. Waltrip also served as Chief Executive Officer from June 1993 to June 1995. From 1996 to 1998, he served as the Chairman of the Board of Directors and, during 1996 and 2001, he served as Chief Executive Officer of Bausch & Lomb, Inc. From 1991 to 1993, he was Vice Chairman of Unifax, Inc., a broad-line food service distributor. From 1985 to 1988, he was President, Chief Operating Officer and a Director of IU International, a diversified services company with major interests in transportation, environmental services and distribution. From 1982 to 1985, he was President, Chief Executive Officer and a Director of Purolator Courier Corporation. From 1972 to 1982, he was President, Chief Operating Officer and Director of Pan American World Airways, Inc. He is also currently serving as a Director of Bausch & Lomb, Inc., the Teachers Insurance and Annuity Association, Thomas & Betts Corporation and Charles River Laboratories International Inc.

Jack N. Hayden, age 56, has been President and Chief Executive Officer of the Company since February 2000. He joined TSC in April 1992 as Senior Vice President, served as interim Chief Financial Officer during late 1992 and early 1993, and assumed the role of Executive Vice President in July 1995. He served as Chief Executive Officer of Coleman Consulting Group, Inc.

from September 1998 to March 1999. He rejoined the TSC executive team as Group President in March 1999. Prior to coming to TSC initially, he held the position of Vice President — Operations, Commercial Transport Division of McDonnell Douglas Corporation from 1990 to 1992. From 1989 to 1990, he served as Vice President-Finance of McDonnell Douglas Corporation. From 1971 to 1989, he served in numerous manufacturing and procurement positions at McDonnell Douglas Corporation.

Timothy P. Dimond, age 43, has been Senior Vice President and Chief Financial Officer of TSC since January 2002. He first joined TSC in 1994 as Corporate Controller and from April 1999 through December 2000 he served as Senior Vice President and Chief Financial Officer. In August 1998, he served as Vice President of Finance and Chief Accounting Officer after serving as the Vice President of Latin America Operations from 1996 to 1998. In 2001 he was self-employed as a consultant and he performed consulting services for various organizations.

Paul R. Peterson, age 61, joined TSC in September 1992 as Vice President and General Counsel and was appointed Corporate Secretary in October 1992. In June 1996, he was made a Senior Vice President of the Company. Prior to coming to TSC, he worked for Bridgestone/Firestone, Inc. during the periods 1981 to 1984 and 1987 to 1992-where he held several positions including Divisional General Counsel. From 1984 to 1987, he was a corporate executive with Block Management Corporation, an H&R Block subsidiary, which managed Hyatt Legal Services. He served at the Federal Trade Commission as a senior executive from 1974 to 1981, and as a trial attorney from 1971 to 1974. From 1967 to 1970 he was a lawyer with the Judge Advocate General Corps of the United States Navy. He currently serves on the Board of Directors of Western Diversified Life Insurance Company.

Available Information

The Company maintains an Internet web site at http://www.techsol.com that includes a hypertext link to the Securities and Exchange Commission’s (SEC) web site where the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time that they are filed with or furnished to the SEC.

ITEM 2. PROPERTIES

TSC’s principal executive offices are located at 205 North Michigan Avenue, Suite 1500, Chicago, Illinois 60601. TSC’s lease on these premises expires July 31, 2004. TSC also leases facilities in Atlanta, Georgia; New York, New York; and Irvine, California. TSC believes that these facilities are adequate for its current business needs and that it will be able to obtain suitable space as needed.

ITEM 3. LEGAL PROCEEDINGS

The Company is party to lawsuits arising in the normal course of its business. In the opinion of management, based upon presently available information relating to all such matters, the ultimate costs resulting will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2002.

Technology Solutions Company

PART II.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is traded on The Nasdaq Stock Market® under the symbol “TSCC.” As of March 5, 2003, there were approximately 300 holders of record of the Company’s Common Stock. That number does not include beneficial owners of Common Stock whose shares are held in the name of banks, brokers, nominees or other fiduciaries.

The following table sets forth the range of high and low trade prices on The Nasdaq Stock Market® for the Company’s Common Stock for each calendar quarter in the years ended December 31, 2002 and 2001.

Quarter Ended	High	Low

March 31, 2001	$3.875	$1.625
June 30, 2001	$2.85	$1.531
September 30, 2001	$2.15	$1.50
December 31, 2001	$2.22	$1.66
March 31, 2002	$2.25	$1.57
June 30, 2002	$1.85	$1.13
September 30, 2002	$1.40	$0.74
December 31, 2002	$1.46	$0.74

On March 5, 2003, the last reported sale price on The Nasdaq Stock Market® for the Company’s Common Stock was $1.05.

The market price for the Common Stock may be significantly affected by factors such as the announcement of new products or services by the Company or its competitors, technological innovation by the Company, its competitors or other vendors, quarterly variations in the Company’s operating results or the operating results of the Company’s competitors, general conditions in the Company’s and its customers’ markets, changes in the earnings estimates by analysts or reported results that vary materially from such estimates. In addition, from time to time the stock market experiences significant price fluctuations that affect the market prices of equity securities of many companies and that often are unrelated to the operating performance of such companies. These broad market fluctuations may materially and adversely affect the market price of the Company’s Common Stock. Following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company and its officers and directors. Any such litigation against the Company could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

The Company has never paid dividends on its Common Stock and currently intends to retain all earnings for use in the expansion of its business and other corporate purposes. The Company does not anticipate paying any dividends on its Common Stock in the foreseeable future. The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data that is derived from the Company’s audited financial statements. All the information should be read in conjunction with the Company’s audited financial statements and notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this filing. The Company’s audited statements of operations for the years ended December 31, 2002, 2001, and 2000 and the audited balance sheets as of December 31, 2002 and 2001 are included elsewhere in this filing. The corresponding selected financial data set forth below should be read in conjunction with such audited financial statements. All amounts are in thousands, except per share data.

		For the			Seven Month	For the
		Years Ended			Transition Period	Year Ended
		December 31,			Ended December 31,	May 31,
	2002	2001	2000	1999	1998	1998

Consolidated Statement of Operations Data:
Revenues	$92,368	$143,317	$151,130	$179,523	$145,054	$215,878
Operating income (loss)	981	(14,439)	(7,525)	(20,697)	1,844	22,471
Income (loss) from continuing operations	1,230	(8,910)	(2,662)	(11,578)	1,954	14,233
Income from discontinued operations, net	—	—	—	5,133	2,521	6,787
Loss on distribution of discontinued operations, net	—	—	—	(6,789)	—	—
Net income (loss)	$1,230	$(8,910)	$(2,662)	$(13,234)	$4,475	$21,020

Basic net earnings (loss) per common share:
Continuing operations	$0.03	$(0.20)	$(0.06)	$(0.27)	$0.05	$0.37
Discontinued operations	—	—	—	(0.04)	0.06	0.17

Net earnings (loss) per common share*	$0.03	$(0.20)	$(0.06)	$(0.31)	$0.11	$0.54

Diluted net earnings (loss) per common share:
Continuing operations	$0.03	$(0.20)	$(0.06)	$(0.27)	$0.04	$0.33
Discontinued operations	—	—	—	(0.04)	0.06	0.16

Net earnings (loss) per common share*	$0.03	$(0.20)	$(0.06)	$(0.31)	$0.10	$0.49

•	Earnings per common share data have been restated to reflect all of the Company’s prior stock splits.

	December 31,					May 31,

	2002	2001	2000	1999	1998	1998

Consolidated Balance Sheet Data:
Total assets	$99,244	$113,933	$127,638	$223,309	$219,099	$197,148
Long-term debt	—	—	—	—	—	—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Revenues in 2002 were impacted by economic uncertainties and weakness in the United States and global economies. As a result, demand for information technology services, such as those we provide, was adversely impacted. We expect that these general economic uncertainties and weaknesses may continue throughout 2003 and perhaps beyond. We expect quarterly revenues before reimbursements in early 2003 to decline as compared to the fourth quarter of 2002. We believe that a recovery in our industry is not likely to occur until improvement in the general economy strengthens the technology market in which we operate.

In order to provide possible new revenue streams, we are initiating two new business offerings in 2003: (1) service and support offerings in the local, state and federal government segments of the domestic systems integration market and (2) the Performance Economic Institute which is a subscription based research program that focuses on best practices in business operations and execution and can allow us to conduct meaningful executive level conversations as well as build new downstream integration business. We expect to spend over $0.8 million in the first quarter of 2003 on these initiatives.

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

Project personnel costs constitute the majority of our operating costs. Since project personnel costs are driven primarily by the cost of billable personnel, mainly compensation and benefits, maintaining these costs at a reasonable and predictable percentage of revenue is critical to our financial performance. Project personnel costs as a percentage of revenues are driven by utilization and average hourly billing rates. Utilization represents the percentage of our billable professionals’ time spent on billable work. It is our strategy to try to match our project personnel supply with demand. At times this requires us to reduce headcount and reassign employees to other active projects when they are no longer needed on a particular project. However, because of the mix of skills needed and project duration, implementation of this strategy may be delayed at times. Accordingly, any decline in revenues without a corresponding and timely reduction in staffing, or a staffing increase that is not accompanied by a corresponding increase in revenues, could have a material adverse effect on our business, operating results and financial condition.

Management believes that judgement and estimates related to the following critical accounting policies could materially affect its consolidated financial statements. Our critical accounting policies are as follows:

• Revenue recognition • Estimating the allowance for doubtful receivables • Accounting for income taxes

These policies are discussed further in this section under “Revenues,” “Bad Debt Expense” and “Income Taxes.”

SEGMENTS

During 2001, we were organized into two business segments, Digital Enterprise Consulting and Peer3. In 2001, we terminated the investment in and closed our Peer3 software development operation within the Peer3 segment and now we report entirely within one business segment.

REVENUES

We derive our revenues from a variety of information technology services, including systems integration, packaged software integration and implementation services, programming, training and extended support services. For most of our engagements, we recognize revenues on contracts on a time and materials basis as work is performed primarily based on hourly billing rates. For our limited number of fixed price contracts (which require senior executive and/or board level approval), we recognize revenues using the percentage-of-completion method, which is based on the percentage of work performed in the period compared to the total estimated work to be performed over the entire contract. Revenues are subject to revision as the contract progresses to completion. Any revisions in the estimate are charged to operations in the period in which the facts that give rise to the revision become known. Contracts are performed in phases. Losses on contracts, if any, are reserved in full when determined. Contract losses are determined by the amount by which the estimated cost of the contract exceeds the estimated total revenues that will be generated by the contract. Extended support revenues are recognized as services are rendered.

In 2002, we adopted Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred” which requires that reimbursements received for out-of-pocket expenses be characterized as revenue. Prior to adopting EITF Issue No. 01-14, out-of-pocket expenses were presented net of amounts billed to clients. With the adoption of EITF Issue No. 01-14, out-of-pocket expenses (reimbursable expenses) are now shown as a separate component of revenues and costs and expenses. The adoption of EITF Issue No. 01-14 did not affect our reported net income or loss.

COSTS AND EXPENSES

Project Personnel
 Project personnel costs consist primarily of professional salaries and benefits.

Other Project Expenses
Other project expenses consist of the cost for subcontractors hired for use on our client projects as well as nonbillable expenses incurred for client projects and business development. Nonbillable expenses include recruiting fees, certain selling expenses, personnel training and, in periods prior to the termination of the Peer3 software development operation in 2001, software development costs.

Reimbursable Expenses
 Reimbursable expenses represent project related and other out-of-pocket expenses that are reimbursable by the client. An equivalent amount is included in revenues under the caption “Reimbursements.”

Bad Debt Expense
We maintain an allowance for doubtful receivables resulting from the failure of our customers to make required payments. We also analyze our note receivables. Management specifically analyzes accounts receivable, on a client by client basis, when evaluating the adequacy of our allowance for doubtful receivables including customer credit worthiness and current economic trends and records any necessary bad debt expense based on the best estimate of the facts known to date. Should the facts regarding the collectability of receivables change, the resulting change in the allowance would be charged or credited to income in the period such determination is made. Such a change could materially impact our financial position and results of operations.

Management and Administrative Support
Management and administrative support costs consist of practice area costs and infrastructure costs. Practice area costs include practice area management, support personnel, marketing costs and recruiting costs. Infrastructure costs include senior corporate management; accounting; financial reporting; finance; tax; legal; treasury; human resources; employee benefits; marketing; public and investor relations; office operations; recruiting; training; internal communications; internal technology applications; planning; quality assurance; and risk management.

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

Income Taxes
We use an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided using currently enacted tax rates when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. We do not provide U.S. deferred income taxes on earnings of foreign subsidiaries that are expected to be indefinitely reinvested. Judgement is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have not provided a valuation allowance on our net deferred tax assets as we believe it is more likely than not that they will be fully utilized. While we have considered future taxable income in determining whether these deferred tax assets will be fully utilized, should actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish a valuation allowance. This resulting valuation allowance would be charged to income in the period such determination is made and could materially impact our financial position and results of operations. We must also estimate our current tax exposure for situations where taxing authorities would assert tax positions different then those taken by us. Such reserves are routinely reviewed and adjusted when required to reflect changes in estimates based upon factors, such as changes in tax laws, results of tax authority reviews and statutory limitations.

2002 COMPARED WITH 2001

Revenues
Consolidated net revenues were $92.4 million for 2002, a decrease of 36 percent from 2001. Revenues before reimbursements decreased 34 percent to $83.0 million from $126.4 million. We believe that this decline in revenues was primarily due to decreased demand arising out of the continuing economic uncertainties and a decline in corporate information technology capital expenditures as large and small companies reassessed their goals and budgets.

During 2002, the top three clients accounted for 47 percent of revenues before reimbursements (Exxon Mobil Corp. — 21 percent, Caterpillar Inc. — 16 percent and Pfizer Inc.- 10 percent). During 2001, the top two customers accounted for 26 percent of revenues before reimbursements (Exxon Mobil Corp.- 14 percent and Caterpillar Inc. — 12 percent). We added 42 new clients and 129 new projects during 2002 compared to 72 new clients and 180 new projects in 2001.

Costs and Expenses
Project personnel costs were $44.7 million in 2002, a decrease of 31 percent from 2001. This decrease was largely attributable to staff and salary reductions driven by our ongoing efforts to keep headcount and costs in line with associated demand for our services, as described earlier in this item. Part of the headcount reductions resulted from an increase in annualized voluntary turnover to 13 percent from 9 percent. Project personnel costs as a percentage of revenues before reimbursements increased to 54 percent for 2002 from 52 percent for 2001 primarily due to a decline in average hourly billing rates. Average hourly billing rates decreased 5 percent to $176. The decline in hourly billing rates reflects the increased competitive environment in the information technology consulting market. Partially offsetting the decline in hourly billing rates was an improvement in staff utilization, which increased to 69 percent from 62 percent. We continue to try to align our headcount to reflect anticipated decreases in demand for our services.

Other project expenses were $12.1 million in 2002, a decrease of 34 percent from 2001. The decrease in other project expenses consisted of the following: a decrease in headcount related costs of $4.2 million, which included hiring, training, computer and communication costs; a decrease in business development costs of $2.8 million, such as, travel, sales commissions and practice area development costs; and a decrease in various other costs of $0.2 million. These decreases were partially offset by an increase in the severance provision of $1.1 million. This increase mainly related to the severance of approximately 90 employees in connection with our ongoing efforts to align our headcount with anticipated demand for our services. Other project expenses as a percentage of revenues before reimbursements increased slightly to 15 percent for 2002 from 14 percent for 2001 as a result of an increase in the severance provision mentioned above.

Bad debt expense was $1.6 million for 2002 compared to $9.4 million for 2001. The higher bad debt expense in 2001 was largely attributable to financial problems at several clients.

Management and administrative support costs decreased to $20.1 million for 2002 from $31.2 million in 2001. This decrease included the following: a decrease in non-Peer3 labor costs of $3.9 million as we reduced headcount and salaries as a result of our cost-management initiatives; a decrease in non-Peer3 travel costs of $1.4 million as a result of the decrease in headcount as well as our implementation of more effective cost controls; a decrease of $2.4 million from the closure of the Peer3 software development operations; and a decrease in various other costs, such as communication, marketing and computer expenses, of $3.4 million due to reduced headcount and our implementation of cost controls.

There was no goodwill amortization during 2002. Goodwill amortization of $0.4 million for 2001 related to CourseNet Systems, Inc. (CourseNet) which was acquired in 1999. During 2001, we closed our Peer3 software development operations and recorded a goodwill impairment charge relative to the CourseNet goodwill. As a result, we had no goodwill on the balance sheet as of December 31, 2002 or 2001.

During 2002, we reversed restructuring and other charges of $0.3 million. This amount consisted of $0.2 million from the non-Peer3 severance related costs recorded in 2001 (as more fully described below) and $0.1 million related to certain lease terminations recorded in 1999.

During 2001, we recorded $9.2 million in restructuring and other charges comprised of $6.9 million relating to the closure of our Peer3 software development operation and $2.3 million in non-Peer3 severance related costs. As previously discussed, this charge for non-Peer3 costs was reduced by $0.2 million to $9.0 million during 2002. The following tables provide the components of these charges. In addition, during 2001, we reversed restructuring charges of $1.5 million related to certain lease terminations recorded in 1999.

				Balance as of
		Cash	Non-cash	December 31,
Peer3 Charge - 2001	Charge	Payments(1)	Usage	2002

Goodwill impairment	$3.0	$—	$3.0	$—
Asset write-offs	0.9	—	0.9	—
Lease terminations	0.6	0.7	0.1	(0.2)
Severance costs (approximately 30 employees)	1.4	1.3	—	0.1
Professional fees	0.4	0.4	—	—
Computer lease, commitments and other costs	0.6	0.4	0.1	0.1

Total	$6.9	$2.8	$4.1	$—

(1) Cash payments totaling $1.1 million were made in 2002.

				Balance as of
Non-Peer3 Severance		Cash	Non-cash	December 31,
Charge - 2001	Charge	Payments(2)	Usage	2002

Severance costs (approximately 70 employees)	$1.5	$1.5	$—	$—
Asset write-offs	0.5	—	0.5	—
Other costs	0.3	0.1	—	0.2

Total original charge	2.3	1.6	0.5	0.2

2002 adjustment	(0.2)	—	—	(0.2)

Total	$2.1	$1.6	$0.5	$—

(2) Cash payments totaling $0.5 million were made in 2002.

Incentive compensation expense was $3.8 million in 2002 compared with $8.8 million in 2001. Incentive compensation as a percentage of revenues excluding reimbursements decreased to 5 percent during 2002 compared to 7 percent in 2001 as a result of weaker performance against targets, goals and objectives this year as compared to last year. The accrued amounts were paid during the first quarter of the subsequent year. If employees meet their 2003 quarterly quantitative and qualitative objectives, we expect to continue to accrue incentive compensation in 2003.

Operating Income/Loss

Consolidated operating income was $1.0 million for 2002 compared to a consolidated operating loss of $14.4 million for 2001. Our operating income for 2002 included restructuring and other credits of $0.3 million. Excluding these credits, we would have had operating income of $0.7 million. Our operating loss for 2001 included restructuring and other charges of $7.8 million. Excluding these charges, we would have had an operating loss of $6.7 million. The improvement in operating income, excluding restructuring and other credits/charges, was mainly due to the reduction in bad debt expense.

Other Income and Expense

Other income and expense for 2002 was $1.1 million compared to $1.8 million for 2001, a decrease of 39 percent. The decrease is a result of lower interest rates during 2002 compared to 2001. Our cash and cash equivalents were primarily invested in overnight money market type accounts. Average interest rates were approximately 1.76 percent in 2002 compared to approximately 4.10 percent in 2001.

Income Tax Provision

Our effective tax rate for 2002 was 40 percent compared to a tax benefit of 30 percent for 2001. The effective tax rate for 2002 exceeded the federal rate mainly as a result of state income taxes. The tax benefit for 2001 was less than the federal statutory rate mainly due to nondeductible goodwill, partially offset by state tax benefits on the loss for the period.

Shares Outstanding

Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding decreased due to the significant repurchase of some of our outstanding shares under our previously announced repurchase program as well as a reduction in the dilutive effect of common equivalent shares due to a decline in our stock price. During 2002 under the share repurchase program, we repurchased 3,476,700 shares at an average price of $1.35 per share compared to 1,975,827 shares at an average price of $1.88 per share in 2001.

2001 COMPARED WITH 2000

Revenues

Consolidated net revenues were $143.3 million for 2001, a decrease of 5 percent from 2000. Revenues before reimbursements were $126.4 million for 2001, a decrease of 7 percent from 2000. We believed that this decline in revenue was primarily due to negative economic conditions throughout 2001. However other factors played a role in the decline, including a decline in corporate information technology capital expenditures as large and small companies reassessed their goals and budgets.

During 2001, the top two customers accounted for 26 percent of revenues before reimbursements (Exxon Mobil Corp. — 14 percent and Caterpillar Inc. — 12 percent). No client accounted for more than 10 percent of revenues before reimbursements during 2000. We added 72 new clients and 180 new projects during 2001 compared to 125 new clients and 241 new projects in 2000.

Costs and Expenses

Project personnel costs were $65.1 million in 2001, a decrease of 4 percent from 2000. This decrease was largely attributable to staff reductions driven by our ongoing efforts to keep headcount in line with associated demand for our services, as described earlier in this item. Notwithstanding this reduction, project personnel costs as a percentage of net revenues before reimbursements were 52 percent for 2001 versus 50 percent for 2000, mainly due to a lower utilization during the first half of 2001. Utilization was 60 percent over the first half of 2001 compared to 62 percent throughout 2000. The staff reductions taken during 2001 improved utilization during the second half of 2001. Partially offsetting the lower utilization was an increase in average hourly billing rates, which increased 2 percent to $186 in 2001.

Other project expenses were $18.2 million for 2001, a decrease of 27 percent from 2000. This decrease was mainly due to improved Company-wide cost controls; reduced travel costs associated with lower average headcount; decreased international expenditures; and reduced software development costs as a result of the closure of our Peer3 software development operation. Other project expenses as a percentage of net revenues before reimbursements decreased to 14 percent for 2001 from 18 percent for 2000 as a result of the items mentioned above.

Bad debt expense was $9.4 million for 2001 compared to $5.2 million for 2000. This increase was largely attributable to financial problems at several clients.

Management and administrative support costs were $31.2 million for 2001, a decrease of 1 percent. This decrease consisted of a decrease in practice area management and administrative costs of $2.0 million, offset by an increase in infrastructure costs of $1.5 million. The decrease in practice area management and administrative costs of $2.0 million included decreases in selling and marketing expenses and recruiting costs. In 2000 TSC and eLoyalty entered into a Shared Services Agreement pursuant to which TSC provided to eLoyalty certain administrative services. We charged these services to eLoyalty and, as a result, net infrastructure costs were reduced by $3.8 million during 2000. The Shared Services Agreement was not in effect in 2001 and, accordingly, there was no such offset during 2001. However, the infrastructure cost base was reduced by $2.3 million in 2001, excluding amounts billed to eLoyalty. This decrease included a reduction in domestic office costs, corporate marketing expenses and internal systems and human resources areas.

Goodwill amortization of $0.4 million was recorded in 2001 compared to $0.9 million for 2000. These amounts were in addition to the $3.0 million goodwill impairment charge that was recorded during 2001 for the closure of our Peer3 software development operations (as discussed further in this item). As a result of this impairment charge, we had no goodwill on the balance sheet as of December 31, 2001.

During 2001, we recorded $9.2 million in restructuring and other charges comprised of $6.9 million relating to the closure of our Peer3 software development operation and $2.3 million in non-Peer3 severance related costs, as more fully described earlier in this item. During 2001, we also reversed restructuring and other charges of $1.5 million related to certain lease terminations recorded in 1999.

During 2000, we recorded restructuring and other charges of $4.7 million for the closure of our Latin American operations. Subsequent to the recording of the charge we collected $0.4 million of accounts receivables previously written-off and, as a result, the cumulative charge was reduced to $4.3 million in 2000. As of December 31, 2001, we had used $4.1 million of this charge for cash payments of $1.6 million related to the severance costs for approximately 40 employees, lease terminations and professional fees and $2.5 million in net asset write-offs. The remaining accrual balance of $0.2 million represents professional fees and various other closure costs and is expected to be utilized by mid 2003. During 2000, we also reversed restructuring and other charges of $0.5 million related to certain lease terminations and severance charges recorded in 1999.

Incentive compensation expense was $8.8 million in 2001 compared with $9.0 million for 2000. Incentive compensation as a percentage of net revenues before reimbursements remained unchanged at 7 percent for both 2001 and 2000.

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

Other Income and Expense

Other income and expense for 2001 was $1.8 million compared to $3.2 million for 2000. This decrease is a result of lower interest rates and average cash and cash equivalent balances throughout 2001 as compared to 2000. Our cash and cash equivalents were primarily invested in overnight money market type accounts. Average interest rates were approximately 4.10 percent in 2001 compared to approximately 6.23 percent in 2000.

Income Tax Benefit

The effective tax rate for 2001 was a tax benefit of 30 percent compared to a tax benefit of 38 percent for 2000. The tax benefit for 2001 was less than the federal statutory rate mainly due to nondeductible goodwill, partially offset by state tax benefits on the loss for the year.

Shares Outstanding

Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding decreased due to significant purchases of our stock under our previously announced stock repurchase program, offset by the exercise of stock options and the issuance of shares under the Company’s employee stock purchase plan. During 2001 under the share repurchase program, we repurchased 1,975,827 shares at an average price of $1.88 per share compared to 1,033,100 shares at an average price of $2.36 per share in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1.2 million and $7.9 million in 2002 and 2001, respectively. Net cash provided by operating activities for 2002 was mainly due to accounts receivable collections offset by bonus and 401k match payments made during the first quarter. These payments resulted in a decrease in accrued compensation and related costs. The accounts receivable collections contributed to improved days sales outstanding during the period. Days sales outstanding improved by 11 days to 56 days at December 31, 2002 compared to December 31,2001. In addition, during 2002 we wrote-off $6.8 million of previously reserved accounts receivable which resulted in a decline in the allowance for doubtful receivables and we reclassified a $1.7 million net receivable from current to non-current due to the estimated timing of receipt based on pending litigation.

Estimated future cash commitments include various office facilities, property and office equipment under operating leases and other costs that expire at various dates. The minimum cash commitments under these non-cancelable operating leases and other obligations with terms in excess of one year are as follows: $1.5 million in 2003, $1.2 million in 2004, $0.4 million in 2005, $0.1 million in 2006 and $0.1 million in 2007. In addition, we have a minimum annual commitment for telecommunications of $0.5 million in 2003. The Company has no guarantees of third party debt as of December 31, 2002, nor any other off-balance sheet commitments.

Net cash used in investing activities was $0.4 million for 2002 for capital expenditures. We currently have no material commitments for capital expenditures.

Net cash used in financing activities was $3.9 million for 2002. During 2002 we purchased 3,476,700 shares of our Common Stock under our share repurchase program for $4.7 million and received $0.8 million from the exercise of stock options and purchases under the employee stock purchase plan.

Our primary sources of liquidity are our cash and cash equivalents, marketable securities and anticipated operating cash flows. Our cash and cash equivalents and marketable securities balance at December 31, 2002 was $48.6 million. We believe that these sources are sufficient to meet our current cash requirements. Our investment policy is to maintain most of our cash and cash equivalents in highly liquid, large money market type funds. This policy exposes us to short-term interest rate fluctuations. Operating results and liquidity, including our ability to raise additional capital if necessary, may be materially and adversely affected by a decrease in demand for the Company’s services. While it is our strategy to reduce costs in order to match our capacity with demand, this may not achieve the necessary cost savings. In addition, a number of other factors, including changes in general economic conditions, technological changes, competition, and the suspension or cancellation of a large project could have an adverse effect on future results and liquidity. These aforementioned factors, as well as other factors, are discussed further in this section under “Assumptions Underlying Certain Forward-Looking Statements and Factors that May Affect Future Results.”

We have a nonqualified deferred compensation plan. All Company executives (defined as Vice Presidential level and above) are eligible to participate in this voluntary program, which permits participants to defer receipt of a portion of their compensation. We hold deferred amounts in a rabbi trust for the benefit of plan participants and investment earnings (or losses) are credited to the participants’ accounts based on investment allocation options selected by the participants. We do not guarantee these investments or earnings thereon. These investments remain assets of the Company and are available to the general creditors of the Company in the event of our insolvency.

We have a $10.0 million unsecured line of credit facility (the “Facility”) with Bank of America National Trust and Savings Association (“Bank of America”). The agreement expires March 31, 2003. We have never borrowed against the Facility and accordingly, we have chosen not to renew the Facility upon its expiration. At our election, loans made under the Facility bear interest at either the Bank of America reference rate or the applicable Eurodollar interest rate plus 0.75 percent. The unused line fee is 0.125 percent of the unused portion of the commitment. The Facility requires, among other things, that we maintain certain financial ratios. As of December 31, 2002, we were in compliance with these financial ratio requirements.

IMPACT OF INFLATION AND BACKLOG

Inflation should not have a significant impact on our income to the extent we are able to raise our hourly billing rates commensurate with our staff compensation rates, which we have done successfully in the past. If we are unable to raise our hourly billing rates, it could have a material adverse effect on our business, operating results and financial condition. Because the majority of our contracts may be terminated on relatively short notice, we do not consider backlog to be meaningful.

NEW ACCOUNTING STANDARDS

On August 15, 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required for adoption for fiscal years beginning after June 14, 2002. We anticipate that the adoption of SFAS No. 143 will not have a significant effect on our results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We anticipate that the adoption of SFAS No. 146 will not have a significant effect on our results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002 and requires the additional disclosures for interim or annual periods ended after December 15, 2002. We do not expect that the provisions of FIN 45 will have a material impact on our results of operations or financial position.

In January 2003, the FASB issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF 00-21 will be effective for arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect that the provisions of EITF 00-21 will have a material impact on our results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No.46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. We do not expect that the provisions of FIN 46 will have a material impact on our results of operations or financial position.

ASSUMPTIONS UNDERLYING CERTAIN FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-K contains or may contain certain forward-looking statements concerning our financial position, results of operations, cash flows, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions. These forward-looking statements involve significant risks and uncertainties. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form 10-K include, among others, our ability to manage the pace of technological change, our ability to manage the current downturn in our industry and the economy in general, our ability to manage growth and attract and retain employees in the event the economy turns around, our ability to accommodate a changing business environment, general business and economic conditions in our operating regions, market conditions and competitive and other factors, our ability to continue to attract new clients and sell additional work to existing clients and our ability to manage costs and headcount relative to expected revenues, all as more fully described below. Such forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. The cautionary statements provided below are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA for any such forward-looking information. Many of the factors discussed below, as well as other factors, have also been discussed in our prior filings.

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

Management of Change in Demand

From time to time, our business has experienced significant increases and decreases in the demand for our services and thus our revenues. In fact, our quarterly revenues have declined for the last six quarters since June 30, 2001. Our ability to attract business from new clients and successfully manage such fluctuations in demand are key to our future success. We continue to evaluate our business needs and the skill sets of our employees in order to balance our resources and costs. Any failure to effectively manage our costs and resources will adversely effect our business. While we have taken steps to reduce our costs, we may be required to take further actions to reduce our costs if our revenues are insufficient to support our cost structure. Accordingly, an unexpected decline in demand without a corresponding and timely reduction in staffing and other expenses, or a staffing increase that is not accompanied by a corresponding increase in demand, could have a material adverse effect on our business, operating results and financial condition. Additionally, any future increase in demand without a corresponding increase in staffing may render us unable to maintain or improve our market share and/or strain or overwhelm existing management resources, operational resources, financial resources and management information systems and controls. There can be no assurance that we will be able to manage future fluctuation in demand successfully. In addition, there can be no assurance that we will grow or achieve the rates of growth we have experienced during certain periods in the past.

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

Ability to Attract and Retain Employees

Our business consists mainly of professional services and is inherently labor intensive. Our success depends in large part upon our ability to attract, retain and motivate highly skilled employees, particularly project managers and other senior personnel, for our domestic and international operations. Qualified project managers are often in high demand and are likely to remain a limited resource in the future. Several attributes of our work environment pose challenges to our ability to attract and retain employees, including (i) extensive travel requirements, (ii) our intense work environment and culture, (iii) our standards for employee technical skills and job performance, and (iv) our practice of adjusting the number of technical personnel to reflect active project levels. Although we expect to continue to attract sufficient numbers of highly skilled employees and to retain its existing project managers and other senior personnel for the foreseeable future, there can be no assurance that we will be able to do so. Failure to attract and retain key personnel could have a material adverse effect upon our business, operating results and financial condition.

Growth by Acquisition

We may acquire existing businesses. The success of any such acquisition will depend upon, among other things, the ability of our management and employees to integrate acquired personnel, operations, products and technologies into our organization effectively, to retain and motivate key personnel of acquired businesses and to retain customers of acquired firms. There can be no assurance that we will be able to identify suitable acquisition opportunities, consummate acquisitions or successfully integrate acquired personnel and operations. In addition, any acquisitions we undertake may involve certain other risks, including potentially dilutive issuances of equity securities and the diversion of our management’s attention from other business concerns.

Entry Into New Lines of Business

We may enter into new lines of businesses. Our success in any such endeavor will depend upon, among other things, the ability of our management to identify suitable opportunities, successfully implement sound business strategies and avoid the legal and business risks of any new line of business in which we may operate. There can be no assurance that we will be able to do any of the foregoing. In addition, any such undertakings may result in additional costs without an immediate increase in revenues and any such undertaking may divert management’s attention from the operation and growth of our core business.

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

Litigation

From time to time, we have been subject to litigation. Where we can make a reasonable estimate of the probable liability relating to pending litigation, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be wrong. In addition to the potential cost and use of cash, pending or future litigation could divert management’s attention and resources causing a material adverse impact on our results of operations and financial condition.

Quarterly Results May Fluctuate

Our results may fluctuate from quarter to quarter as a result of various factors such as general business conditions, timing of project ramp-ups and ramp-downs, differences in the number of billing days and/or holidays between quarters, the number of vacation days and sick days taken by our employees in a particular quarter, and varying weather conditions. These and other factors can reduce revenues in a given quarter with a corresponding adverse impact on our margins.

Client Concentration Risks

We can derive a significant portion of our revenue from a limited number of clients. During the quarter ended December 31, 2002, our top two clients and top five clients accounted for 29 percent and 53 percent of our revenues before reimbursements, respectively. For 2002, our top two clients accounted for 37 percent of our revenues before reimbursements and our top five clients accounted for 59 percent of our revenues before reimbursements. In 2001, our top two clients accounted for 26 percent of our revenues before reimbursements and our top five clients accounted for 49 percent of our revenues before reimbursements. Although our large clients vary from time to time and our long-term revenues do not generally rely on any one client, our revenues and our results of operations and financial position could be adversely impacted if we were to lose one or more of these clients or if we were unable to collect a large accounts receivable. Most of our engagements are terminable on 30 to 90 days’ notice without penalty to the client. An unanticipated termination of a major project could result in the loss of substantial anticipated revenues and could require us to maintain or terminate a significant number of underutilized employees, resulting in a higher number of unassigned people and/or higher severance expenses.

Project Risks

Because of the project-based nature of our work and the fact that many of the projects we undertake are large, there is a risk of a material adverse impact on operating results because of the unanticipated suspension or cancellation of a large project or a client’s refusal or failure to pay fees and expenses when due. A project cancellation or suspension or a refusal or failure to pay can be based on any number of causes, many of which are beyond our control. These include, but are not limited to, financial difficulties of a client, personality disputes between client and project personnel, a change in client priorities and a change in client ownership. The suspension or cancellation of a project or a failure or refusal to pay fees and expenses when due could result in a decrease or adjustment in revenues, the need to reassign staff and damage to our reputation.

Because many of our projects are high profile, mission critical projects for major clients, a failure or inability to meet a client’s expectations for the amounts budgeted, timing and deliverables for the projects we undertake could damage our reputation and affect our ability to attract new business.

Third party products and services are integral to the success of many of our projects. To the extent that third parties do not deliver effective products and services on a timely basis, our project results could be negatively impacted. Although we attempt to limit this risk in our engagement arrangements with clients and maintain errors and omissions insurance, the failure of a project could expose us to significant incremental financial exposure.

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

Susceptibility to General Economic Conditions

Our revenues and results of operations are subject to fluctuations based on the general economic conditions of the United States as well as the foreign countries in which we operate. The United States is currently experiencing a general economic downturn or recession. During these periods of general economic downturn or recession, businesses typically reduce or eliminate their spending on discretionary items such as the services that we provide. Therefore, in the event that this economic downturn continues or worsens, our business, operating results and financial condition may be materially adversely affected.

Cost Overruns

Although our engagements are generally billed on a time-and-materials basis, many of our projects have budget constraints or estimates and some of our projects are contracted on a “not-to-exceed” or fixed-price basis. Our failure to complete these projects within these parameters exposes us to unrecoverable cost overruns, which could have a material adverse effect on our business, operating results and financial condition.

Intellectual Property Rights

Many of our clients have required that we grant to them all proprietary and intellectual property rights with respect to the work product resulting from our performance of services, including the intellectual property rights to any custom software that we have developed for them. Each such grant of proprietary and intellectual property rights limits our ability to reuse work product components and work product solutions with other clients. In a limited number of such situations, we have obtained, and in the future may attempt to obtain, ownership interest or a license from our clients to permit us to market custom software for the joint benefit of the client and the Company. These arrangements may be nonexclusive or exclusive, and licensors to the Company may retain the right to sell products and services that compete with ours. There can be no assurance, however, that we will be able to negotiate future software licenses upon terms acceptable to us.

We also develop certain foundation and application software tools, methodologies and products that we own and license to our clients. We regard these software tools, methodologies and products as proprietary and intend to protect our rights, where appropriate, with registered copyrights, patents, registered trademarks, trade secret laws and contractual restrictions on disclosure and transferring title. However, there can be no assurance that any of these steps will be adequate to deter misappropriation of our proprietary rights or independent third party development of functionally equivalent products. “TSC” and “Technology Solutions Company” are registered service marks of the Company.

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

Corporate Governance Provisions

Provisions of our charter and by-laws may discourage, delay or prevent a merger or acquisition.

These provisions include the following:

•     our Board of Directors is staggered into three classes and the members may be removed only for cause upon the affirmative vote of holders of at least two-thirds of the shares entitled to vote;

•     our Board of Directors has the authority, without further action by the stockholders, to fix the rights and preferences of and issue shares of preferred stock.

Nasdaq National Market Listing Requirements

Our common stock is listed on the Nasdaq National Market, which requires that listed stocks maintain a minimum per share closing bid price of $1. The closing bid price of our stock has dropped below $1 on occasions. If our closing bid price were to drop below $1 per share in the future for an extended period of time, we will face the possibility of delisting under Nasdaq rules. However, there are a variety of actions that we can take to prevent a delisting.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TSC is exposed to interest rate fluctuations. Changes in interest rates affect interest income and expense on cash and cash equivalents, marketable securities and marketable securities held in trust. Our cash and cash equivalents were primarily invested in overnight money market type accounts. Average interest rates were approximately 1.76 percent in 2002 compared to approximately 4.10 percent in 2001. Based on the cash and cash equivalents balances as of December 31, 2002 and 2001, a hypothetical 1.00 percent increase in interest rates would have resulted in approximately $0.5 million in additional net investment income during each of 2002 and 2001.

As discussed in Note 2 of the consolidated financial statements, the financial statements of our non-U.S. subsidiaries are remeasured into U.S. dollars using the U.S. dollar as the functional currency. The market risk associated with the foreign currency exchange rates is not material in relation to our consolidated financial position, results of operations or cash flows. We do not have any significant accounts payable, account receivable or commitments in a currency other than that of the reporting unit’s functional currency. We do not utilize derivative financial instruments to manage the exposure in non-U.S. operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required with respect to this Item 8 are listed in Item 15(a)(1) and (a)(2) in this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Technology Solutions Company

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the headings “Election of Directors,” “Nominees for Director,” “Members of Board of Directors Continuing in Office” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Company’s 2003 Annual Meeting of Stockholders (the “Proxy Statement”) and the information contained under the heading “Executive Officers of the Registrant” in Item 1 hereof is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Except for the information relating to Item 13 hereof and except for the information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings “Executive Officer Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the headings “Security Ownership of Directors and Management,” “Additional Information Relating to Voting Securities” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except for the information relating to Item 11 hereof and except for the information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings “Executive Officer Compensation” in the Proxy Statement is incorporated herein by reference.

Technology Solutions Company

PART IV.

ITEM 14. CONTROLS AND PROCEDURES

The management of the Company, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of a date within 90 days prior to the filing of this annual report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information relating to the Company that is required to be included in the reports that the Company files with the SEC is made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

TECHNOLOGY SOLUTIONS COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

All other schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of Technology Solutions Company

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Technology Solutions Company and its subsidiaries (the “Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Chicago, Illinois
January 29, 2003, except for Note 22 which is as of February 4, 2003

Technology Solutions Company

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

ASSETS

	December 31,	December 31,
	2002	2001

CURRENT ASSETS:
Cash and cash equivalents	$47,004	$50,115
Marketable securities	1,624	1,579
Marketable securities held in trust	6,735	8,278
Receivables, less allowance for doubtful receivables of $2,377 and $11,144	11,829	22,054
Deferred income taxes	7,198	13,394
Other current assets	807	1,026

Total current assets	75,197	96,446
COMPUTERS, FURNITURE AND EQUIPMENT, NET	719	1,894
DEFERRED INCOME TAXES	15,614	9,368
LONG-TERM RECEIVABLES AND OTHER	7,714	6,225

Total assets	$99,244	$113,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,099	$1,718
Accrued compensation and related costs	9,128	15,006
Deferred compensation	6,735	8,278
Restructuring accruals	466	2,573
Other current liabilities	2,114	4,026

Total current liabilities	19,542	31,601

DEFERRED INCOME TAXES DUE TO FORMER SUBSIDIARY	6,210	6,210

Total liabilities	25,752	37,811

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; shares authorized - 10,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized - 100,000,000; shares issued - 44,695,788; shares outstanding 40,665,141 and 43,415,664	447	447
Capital in excess of par value	122,282	122,612
Accumulated deficit	(43,232)	(44,462)
Treasury stock, at cost, 4,030,647 and 1,280,124 shares	(5,853)	(2,359)
Accumulated other comprehensive (loss) income:
Unrealized holding loss, net	(119)	(148)
Cumulative translation adjustment	(33)	32

Total stockholders’ equity	73,492	76,122

Total liabilities and stockholders’ equity	$99,244	$113,933

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

Technology Solutions Company

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the years ended December 31,

REVENUES:	2002	2001	2000

Revenues before reimbursements	$82,975	$126,364	$135,744
Reimbursements	9,393	16,953	15,386

	92,368	143,317	151,130

COSTS AND EXPENSES:
Project personnel	44,717	65,130	67,617
Other project expenses	12,053	18,155	24,997
Reimbursable expenses	9,393	16,953	15,386
Bad debt expense	1,591	9,380	5,234
Management and administrative support	20,079	31,233	31,682
Goodwill amortization	—	383	920
Restructuring and other (credits) charges	(289)	7,768	3,775
Incentive compensation	3,843	8,754	9,044

	91,387	157,756	158,655

OPERATING INCOME (LOSS)	981	(14,439)	(7,525)

OTHER INCOME (EXPENSE):
Net investment income	1,077	1,772	3,260
Interest expense	—	—	(14)

	1,077	1,772	3,246

INCOME (LOSS) BEFORE INCOME TAXES	2,058	(12,667)	(4,279)
INCOME TAX PROVISION (BENEFIT)	828	(3,757)	(1,617)

NET INCOME (LOSS)	$1,230	$(8,910)	$(2,662)

BASIC NET EARNINGS (LOSS) PER COMMON SHARE	$0.03	$(0.20)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	41,860	43,953	44,139

DILUTED NET EARNINGS (LOSS) PER COMMON SHARE	$0.03	$(0.20)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	42,537	43,953	44,139

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

Technology Solutions Company

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE
INCOME

For the years ended December 31, 2002, 2001 and 2000 — (In thousands, except share data)

				Retained		Accumulated
	Common Stock Issued		Capital in	Earnings		Other
			Excess of	(Accumulated	Treasury	Comprehensive		Comprehensive
	Shares	Amount	Par Value	Deficit)	Stock	(Loss) Income	Total	(Loss) Income

Balance as of December 31, 1999	43,354,725	$434	$110,455	$63,704	—	$(982)	$173,611	$(12,871)

Purchase of 1,033,100 shares for treasury	—	—	—	—	(2,443)	—	(2,443)
Issuance of 1,003,067 shares and sale of 147,601 treasury shares through exercise of stock options	1,003,067	10	10,860	—	340	—	11,210
Issuance of 207,723 shares and sale of 317,598 treasury shares through employee stock purchase plan	207,723	2	1,620	—	808	—	2,430
Change in net unrealized holding loss on available-for-sale securities	—	—	—	—	—	(145)	(145)	$(145)
Net loss	—	—	—	(2,662)	—	—	(2,662)	(2,662)
eLoyalty dividend	—	—	—	(96,594)	—	—	(96,594)
Closure of Latin American operations	—	—	—	—	—	843	843
Translation adjustment	—	—	—	—	—	123	123	123

Balance as of December 31, 2000	44,565,515	446	122,935	(35,552)	(1,295)	(161)	86,373	$(2,684)

Purchase of 1,975,827 shares for treasury	—	—	—	—	(3,710)	—	(3,710)
Issuance of 132,371 shares and sale of 607,252 treasury shares through exercise of stock options	132,371	1	(32)	—	1,302	—	1,271
Reversal of 2,098 shares and sale of 656,352 treasury shares through employee stock purchase plan	(2,098)	—	(291)	—	1,344	—	1,053
Change in net unrealized holding loss on available-for-sale securities	—	—	—	—	—	128	128	$128
Net loss	—	—	—	(8,910)	—	—	(8,910)	(8,910)
Translation adjustment	—	—	—	—	—	(83)	(83)	(83)

Balance as of December 31, 2001	44,695,788	$447	$122,612	$(44,462)	$(2,359)	$(116)	$76,122	$(8,865)

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

Technology Solutions Company

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE
INCOME (CONTINUED)

For the years ended December 31, 2002, 2001 and 2000 — (In thousands, except share data)

						Accumulated
	Common Stock Issued		Capital in			Other
			Excess of	Accumulated	Treasury	Comprehensive		Comprehensive
	Shares	Amount	Par Value	Deficit	Stock	(Loss) Income	Total	(Loss) Income

Balance as of December 31, 2001	44,695,788	$447	$122,612	$(44,462)	$(2,359)	$(116)	$76,122	$(8,865)

Purchase of 3,476,700 shares for treasury	—	—	—	—	(4,691)	—	(4,691)
Sale of 228,725 treasury shares through exercise of stock options	—	—	(50)	—	404	—	354
Sale of 497,452 treasury shares through employee stock purchase plan	—	—	(280)	—	793	—	513
Change in net unrealized holding loss on available-for-sale securities	—	—	—	—	—	29	29	$29
Net income	—	—	—	1,230	—	—	1,230	1,230
Translation adjustment	—	—	—	—	—	(65)	(65)	(65)

Balance as of December 31, 2002	44,695,788	$447	$122,282	$(43,232)	$(5,853)	$(152)	$73,492	$1,194

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

Technology Solutions Company

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,230	$(8,910)	$(2,662)
Restructuring and other (credits) charges	(289)	7,768	3,775
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,179	2,057	3,968
Provision for receivable valuation allowances and reserves for possible losses, net of recoveries	1,591	9,380	5,234
(Gain) loss on sale of investments	—	(60)	9
Loss on disposal of fixed assets	425	360	—
Deferred income taxes	(17)	(5,013)	(1,239)
Changes in assets and liabilities:
Receivables	6,942	1,467	(15,366)
Purchases of trading securities related to deferred compensation plan, net of market adjustments	130	(255)	(1,596)
Sales of trading securities related to deferred compensation plan	1,413	2,724	1,171
Refundable income taxes	—	3,241	2,164
Other current assets	219	1,142	1,515
Accounts payable	(629)	643	(1,866)
Accrued compensation and related costs	(5,899)	(912)	(2,383)
Deferred compensation liability	(1,543)	(2,469)	425
Restructuring accruals	(1,741)	(3,336)	(9,095)
Other current liabilities	(1,984)	(296)	(2,513)
Other assets	171	343	326

Net cash provided by (used in) operating activities	1,198	7,874	(18,133)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from available-for-sale securities	—	4,705	1,225
Capital expenditures	(445)	(1,365)	(2,728)
Loan receivable and warrant	—	—	(3,976)
Cash contributed to eLoyalty Corporation	—	—	(20,000)
Cash used by discontinued operations	—	—	(2,311)

Net cash (used in) provided by investing activities	(445)	3,340	(27,790)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	323	1,081	5,162
Proceeds from employee stock purchase plan	496	1,039	2,409
Purchase of Company stock for treasury	(4,691)	(3,710)	(2,443)

Net cash (used in) provided by financing activities	(3,872)	(1,590)	5,128

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	8	(83)	367

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,111)	9,541	(40,428)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,115	40,574	81,002

CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,004	$50,115	$40,574

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

NOTE 1 — THE COMPANY

Technology Solutions Company (“TSC”) is a leading systems integration and business consulting firm that focuses on rapid results for its clients. TSC’s services encompass all phases of a project lifecycle including information technology (“IT”) consulting and change management services to help its clients realize the full benefits of their technologies. TSC’s core competencies include: enterprise resource management, supply chain management, customer relationship management, support services, and change management and training. The Company’s clients are primarily located throughout the United States but the Company also supports global deployments and some international clients in Europe.

On February 15, 2000, TSC distributed the common stock of eLoyalty Corporation (“eLoyalty”) owned by the Company to the Company’s stockholders (the “Spin-Off”). eLoyalty operated within the Company prior to the Spin-Off and is now a separate, publicly traded company (see Note 20). There were no discontinued operations in the Company’s results of operations for the year ended December 31, 2000, as the Company provided for the estimated net loss on distribution in its results of operations for year ended December 31, 1999.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION — The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions have been eliminated.

REVENUE RECOGNITION — The Company derives its revenues from a variety of information technology services, including systems integration, packaged software integration and implementation services, programming, strategic business and management consulting, training and extended support services. For most engagements, the Company recognizes revenues on contracts on a time and materials basis as work is performed primarily based on hourly billing rates. For a limited number of fixed price contracts (which require senior executive and/or board approval), the Company recognizes revenues using the percentage-of-completion method, which is based on the percentage of work performed in the period compared to the total estimated work to be performed over the entire contract. Revenues are subject to revision as the contract progresses to completion. Any revisions in the estimate are charged to operations in the period in which the facts that give rise to the revision become known. Contracts are performed in phases. Losses on contracts, if any, are reserved in full when determined. Contract losses are determined by the amount by which the estimated cost of the contract exceeds the estimated total revenues that will be generated by the contract. Extended support revenues are recognized as services are rendered.

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2002, the Company adopted Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred” which requires that reimbursements received for out-of-pocket expenses be characterized as revenue. Prior to adopting EITF Issue No. 01-14, out-of-pocket expenses were presented net of amounts billed to clients. With the adoption of EITF Issue No. 01-14, out-of-pocket expenses (reimbursable expenses) are now shown as a separate component of revenues and costs and expenses. The adoption of EITF Issue No. 01-14 did not affect the Company’s reported net income or loss.

CASH AND CASH EQUIVALENTS — The Company considers all highly liquid investments readily convertible into cash (with original maturities of three months or less) to be cash equivalents. These short-term investments are carried at cost plus accrued interest, which approximates market.

MARKETABLE SECURITIES — The Company’s marketable securities consist of preferred stocks. The preferred stocks, all of which are classified as available-for-sale, are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a net after-tax amount in a separate component of stockholders’ equity and comprehensive income until realized.

MARKETABLE SECURITIES HELD IN TRUST — The Company’s marketable securities held in trust consist of trading securities. These investments, which are related to the executive deferred compensation plan (see Note 10), are classified as trading securities, with unrealized gains and losses included in the Company’s consolidated statements of operations. Realized gains or losses are determined on the specific identification method.

COMPUTERS, FURNITURE AND EQUIPMENT — Computers, furniture and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives generally are five years or less. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the underlying lease term. Normal maintenance and repair costs are expensed as incurred. The costs and related accumulated depreciation or amortization of assets sold or disposed of are removed from the balance sheet and any resulting gain or loss is included in operations. The carrying value of computers, furniture and equipment is reviewed whenever events or circumstances indicate that impairment has occurred to assess recoverability based on undiscounted future cash flows.

EARNINGS (LOSS) PER COMMON SHARE — The Company discloses basic and diluted earnings (loss) per share in the consolidated statements of operations under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period presented, plus the dilutive effect of common equivalent shares arising from the assumed exercise of stock options using the treasury stock method. Common equivalent shares of 1,476,169 and 3,654,186 were not included

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the diluted loss per share calculation as they were antidilutive for 2000 and 2001, respectively. Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period presented.

Reconciliation of Basic and Diluted Earnings (Loss) Per Share

	2002			2001			2000

		Shares	Per		Shares	Per		Shares	Per
		(In	Common		(In	Common		(In	Common
	Net Income	thousands)	Share	Net Loss	thousands)	Share	Net Loss	thousands)	Share

Basic Earnings (Loss) Per Common Share	$1,230	41,860	$0.03	$(8,910)	43,953	$(0.20)	$(2,662)	44,139	$(0.06)
Effect of Stock Options	—	677		—	—		—	—

Diluted Earnings (Loss) Per Common Share	$1,230	42,537	$0.03	$(8,910)	43,953	$(0.20)	$(2,662)	44,139	$(0.06)

FOREIGN CURRENCY TRANSLATION — The functional currencies for the Company’s foreign subsidiaries are their local currencies. All assets and liabilities of foreign subsidiaries are translated to U.S. dollars at end of period exchange rates. The resulting translation adjustments are recorded as a component of stockholders’ equity and comprehensive income. Income and expense items are translated at average exchange rates prevailing during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in the consolidated statements of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS — The carrying values of current assets, including marketable securities; liabilities; and long-term receivables approximated their fair values at December 31, 2002 and 2001, respectively.

STOCK-BASED COMPENSATION — The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation costs for employee stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock.

NEW ACCOUNTING STANDARDS — On August 15, 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required for adoption for fiscal years beginning after June 14, 2002. The Company anticipates that the adoption of SFAS No. 143 will not have a significant effect on its results of operations or financial position.

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company anticipates that the adoption of SFAS No. 146 will not have a significant effect on its results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002 and requires the additional disclosures for interim or annual periods ended after December 15, 2002. The Company does not expect that the provisions of FIN 45 will have a material impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF 00-21 will be effective for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the provisions of EITF 00-21 will have a material impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No.46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company does not expect that the provisions of FIN 46 will have a material impact on the Company’s results of operations or financial position.

INCOME TAXES — The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided using currently enacted tax rates when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. The Company does not provide U.S. deferred income taxes on earnings of foreign subsidiaries that are expected to be indefinitely reinvested. Judgement is required in determining its provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has not provided a valuation allowance on its net deferred tax assets as it believes it is more likely than not that they will be fully utilized. While the Company has considered future taxable income in determining whether these deferred tax assets will be fully utilized, should actual results differ from these estimates, or they adjust these estimates in future periods, the Company may need to establish a valuation allowance. This resulting valuation allowance would be charged to income in the period such determination is made and could materially impact its financial position and results of operations.

EMPLOYEE BENEFIT PLAN — The Company has a 401(k) Savings Plan (the “401(k) Plan”). The 401(k) Plan allows employees to contribute up to 15 percent of their annual compensation, subject to Internal Revenue Service statutory limitations. Company contributions to the 401(k) Plan are discretionary. The Company contributed $1,142, $1,063 and $2,016 to the 401(k) Plan in the years ended December 31, 2002, 2001 and 2000, respectively.

ESTIMATES AND ASSUMPTIONS — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS — Certain reclassifications have been made to prior periods to conform to the current period classification. These reclassifications had no impact on net earnings (loss) or shareholders’ equity.

NOTE 3 — GOODWILL

In 1999, the Company acquired CourseNet Systems, Inc. (“CourseNet”). Goodwill of approximately $4,599 resulted from the CourseNet acquisition. During 2001, the Company closed its Peer3 software development operations (which included its CourseNet operations) and recorded a goodwill impairment charge of $3,014 relating to the CourseNet acquisition. There was no goodwill recorded in the consolidated financial statements as of December 31, 2002 and 2001.

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — RECEIVABLES

Receivables consisted of the following:

	December 31,	December 31,

	2002	2001

Amounts billed to clients	$13,630	$32,995
Contracts in process	576	203

	14,206	33,198
Allowance for doubtful receivables	(2,377)	(11,144)

	$11,829	$22,054

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

NOTE 5 — MARKETABLE SECURITIES AND MARKETABLE SECURITIES HELD IN TRUST

Marketable securities and marketable securities held in trust are reported at fair value. The marketable securities, classified as available-for-sale, consist of preferred stocks of $1,624 as of December 31, 2002 and $1,579 as of December 31, 2001. There was no unrealized holding gain as of December 31, 2002 or 2001. As of December 31, 2002 and 2001, the gross unrealized holding loss was $180 and $226, respectively. The unrealized holding gains and losses are presented net and after-tax in a separate component of stockholders’ equity and comprehensive income.

Marketable securities held in trust, classified as trading securities (see Note 10), consist of securities related to the Company’s executive deferred compensation plan of $6,735 as of December 31, 2002 and $8,278 as of December 31, 2001. The Company recognized gains of $138, $138 and $626 and losses of $1,139, $1,123 and $621 based on the specific identification method in its statements of operations for the years ended December 31, 2002, 2001 and 2000, respectively, related to the trading securities. Since the trading securities are related to the Company’s executive deferred compensation plan, a corresponding charge or credit to earnings is included in the consolidated statements of operations to recognize the change in the liability for the deferred compensation plan.

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — COMPUTERS, FURNITURE AND EQUIPMENT

Computers, furniture and equipment consisted of the following:

	December 31,	December 31,

	2002	2001

Computers	$7,168	$8,362
Furniture and equipment	3,177	3,919

	10,345	12,281
Accumulated depreciation	(9,626)	(10,387)

	$719	$1,894

Depreciation and amortization expense was $1,179, $1,674 and $3,048 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 7 — LONG-TERM RECEIVABLES AND OTHER

Long-term receivables and other consisted of the following:

	December 31,	December 31,

	2002	2001

Loan receivable	$3,800	$3,800
Customer receivables, net of an allowance of $2,000 at December 31, 2002	3,675	2,016
Employee receivables	140	270
Other	99	139

	$7,714	$6,225

The loan receivable of $3,800 fully matures on February 25, 2008 and bears interest at 8 percent per annum, which is paid semi-annually. In connection with this loan receivable, the Company paid $200 and received a warrant to purchase up to 94,563 shares of common stock. The warrant is considered a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” therefore changes in fair market value were reported in the Company’s results of operations. The warrant will expire on June 30, 2008 and was valued at zero as of December 31, 2002 and 2001. The net customer receivables of $3,675 and $2,016 as of December 31, 2002 and 2001, respectively relate to amounts that are currently in litigation.

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

	For the years ended December 31,

	2002	2001	2000

Current:
Federal	$—	$—	$(2,464)
State	—	—	(352)
Foreign	648	1,178	1,624

Total current	648	1,178	(1,192)

Deferred:
Federal	141	(3,992)	(1,514)
State	39	(943)	(216)
Foreign	—	—	1,305

Total deferred	180	(4,935)	(425)

Provision (benefit) for income taxes	$828	$(3,757)	$(1,617)

Total income tax provision (benefit) differed from the amount computed by applying the federal statutory income tax rate to income (loss) due to the following:

	For the years ended December 31,

	2002	2001	2000

Federal tax provision (benefit) at statutory rate	$720	$(4,433)	$(1,498)
State tax provision (benefit), net of Federal provision (benefit)	22	(610)	(467)
Effect of foreign tax rate differences	29	43	16
Nontaxable investment income	(47)	(76)	(179)
Nondeductible goodwill and other acquisition related charges	—	1,234	322
Other	104	85	189

Income tax provision (benefit)	$828	$(3,757)	$(1,617)

Total income tax was allocated as follows:

	For the years ended December 31,

	2002	2001	2000

Income (loss) from operations	$828	$(3,757)	$(1,617)
Items charged directly to stockholders’ equity	(48)	(178)	(6,247)

Total income tax	$780	$(3,935)	$(7,864)

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities were comprised of the following:

	For the Years Ended December 31,

	2002	2001

Deferred tax assets:
Deferred compensation and bonuses	$2,769	$3,385
Net operating loss and credits	8,920	4,637
Net operating loss resulting from exercise of former subsidiary stock options	7,269	7,269
Receivable valuation allowances and reserves for possible losses	1,486	4,399
Legal and other accruals	1,776	2,669
Depreciation	609	—
Restructuring and other charges	102	650

Total deferred tax assets	22,931	23,009

Deferred tax liabilities:
Prepaid expenses	—	(76)
Other	(119)	(171)

Total deferred tax liabilities	(119)	(247)

Net deferred tax asset	$22,812	$22,762

The Company has not provided a valuation allowance on its deferred tax assets as the Company believes it is more likely than not that they will be fully utilized. While the Company has considered future taxable income in determining whether these deferred tax assets will be fully utilized, should actual results differ from these estimates, or the Company adjusts these estimates in future periods, the Company may need to establish a valuation allowance. This resulting valuation allowance would be charged to income in the period such determination is made and could materially impact the Company’s financial position and results of operations. The net operating losses expire in 2020 through 2022. At December 31, 2002, $15,614 of the deferred tax asset is classified as non-current.

As discussed in Note 13, in connection with the eLoyalty Spin-Off, TSC option holders (excluding eLoyalty employees and directors who were not also directors of TSC) had each of their options granted prior to June 22, 1999 converted into one adjusted TSC option and one eLoyalty option. When a Company employee exercises an eLoyalty Corporation option, the employee may recognize taxable income (the “Option Deduction”). The Company obtained a ruling from the Internal Revenue Service (IRS) which provides that the Company is entitled to deduct the Option Deduction on its Federal Income Tax return. The net operating loss resulting from the exercise of former subsidiary stock options represents the future tax benefit attributable to this Option Deduction. As part of the Spin-Off, the Company entered into a Tax Sharing and Disaffiliation Agreement (the “Agreement”) with eLoyalty Corporation. Under the terms of the Agreement, the Company agreed to reimburse eLoyalty for certain tax benefits attributable to this

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deduction when the actual tax benefit is realized by the Company. The long-term liability (deferred income taxes due to former subsidiary) of $6,210 represents this amount.

Income (loss) before income taxes consisted of the following:

	For the years ended December 31,

	2002	2001	2000

United States	$290	$(15,910)	$(1,382)
Foreign	1,768	3,243	(2,897)

Total	$2,058	$(12,667)	$(4,279)

Income taxes paid during the years ended December 31, 2002 and 2001 were $1,227 and $1,765, respectively. No income taxes were paid during the year ended December 31, 2000.

NOTE 9 — LINE OF CREDIT

The Company has a $10,000 unsecured line of credit facility (the “Facility”) with Bank of America National Trust and Savings Association (“Bank of America”). The agreement expires March 31, 2003. The Company has never borrowed against the Facility and accordingly, the Company has chosen not to renew the Facility upon its expiration. At the Company’s election, loans made under the Facility bear interest at either the Bank of America reference rate or the applicable Eurodollar interest rate plus 0.75 percent. The unused line fee is 0.125 percent of the unused portion of the commitment. The Facility requires, among other things, that the Company maintain certain financial ratios. As of December 31, 2002, the Company was in compliance with these financial ratio requirements.

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — EXECUTIVE DEFERRED COMPENSATION PLAN

Effective July 1, 1995, the Company instituted a nonqualified executive deferred compensation plan. All Company executives (defined as Vice Presidential level and above) are eligible to participate in this voluntary program, which permits participants to elect to defer receipt of a portion of their compensation. Deferred contributions and investment earnings are payable to participants upon various specified events, including retirement, disability or termination. Investment earnings (or losses) are credited to the participants’ accounts based on investment allocation elections determined by the participants. The Company does not guarantee these investments or earnings thereon. The accompanying consolidated balance sheets include the deferred compensation liability, including investment earnings thereon, owed to participants. The accompanying consolidated balance sheets also include the investments, classified as trading securities, purchased by the Company with the deferred funds. These investments remain assets of the Company and are available to the general creditors of the Company in the event of the Company’s insolvency.

NOTE 11 — EMPLOYEE STOCK PURCHASE PLAN

The Technology Solutions Company 1995 Employee Stock Purchase Plan (the “Stock Purchase Plan”) qualifies as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. The Stock Purchase Plan is administered by the Compensation Committee of the Board of Directors. The Stock Purchase Plan permits eligible employees to purchase an aggregate of 3,687,500 shares of the Company’s Common Stock.

Shares are purchased for the benefit of the participants at the end of each three month purchase period. The number of shares of the Company’s Common Stock purchased under the Stock Purchase Plan during the years ended December 31, 2002, 2001 and 2000 were 497,452; 654,254; and 525,321, respectively. As of December 31, 2002 and 2001, there were 780,934 and 1,278,386 shares available for purchase under the Stock Purchase Plan, respectively.

NOTE 12 — CAPITAL STOCK

The Company has a stock repurchase program, which allows for share repurchases of up to 8,930,327 shares of outstanding Company common stock (the “Repurchase Program”). During the years ended December 31, 2002, 2001 and 2000, the Company repurchased 3,476,700 shares for $4,691; 1,975,827 shares for $3,710; and 1,033,100 shares for $2,443 under the Repurchase Program, for an aggregate total of 6,485,627 shares. As of December 31, 2002, there were 2,444,700 shares available to be purchased under the Repurchase Program (see Note 22).

The timing and size of any future stock repurchases are subject to market conditions, stock prices, cash position and other cash requirements. Such repurchases are intended, among other things, to cover issuance of stock under the Company’s employee stock purchase plan and stock option plans.

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 — STOCK OPTIONS

On September 26, 1996, the Company’s stockholders approved the Technology Solutions Company 1996 Stock Incentive Plan (the “1996 Plan”). The 1996 Plan replaced each of the Technology Solutions Company’s Stock Option Plan (the “Original Plan”), the Technology Solutions Company 1992 Stock Incentive Plan (the “1992 Plan”) and the Technology Solutions Company 1993 Outside Directors Stock Option Plan (the “1993 Plan” and together with the Original Plan and the 1992 Plan, the “Predecessor Plans”). With the approval of the 1996 Plan, no future awards will be made under the Predecessor Plans. Previous awards made under the Predecessor Plans are not affected. Shares subject to awards made under any of the Predecessor Plans will be available under the 1996 Plan, under certain circumstances, to the extent that such shares are not issued or delivered in connection with such awards. A total of 2,370,239 shares of the Company’s Common Stock were available for grant on September 26, 1996 under the Predecessor Plans. With the approval of the 1996 Plan, these shares became available for grant under the 1996 Plan. On September 26, 1996, the stockholders also approved the addition of 2,250,000 shares to the 1996 Plan.

The 1996 Plan and the Predecessor Plans authorize the grant of a variety of stock options and other awards if authorized by the Company’s Board of Directors at prices not less than the fair market value at the date of grant. Options granted under the Predecessor Plans are generally exercisable beginning one year after the date of grant and are fully exercisable in three to four years from date of grant. Options granted under the 1996 Plan are generally exercisable beginning twelve months after date of grant and are fully exercisable within forty-two months from date of grant. There were 2,808,465 and 3,260,998 options available for grant as of December 31, 2002 and 2001, respectively.

At the time of the eLoyalty Spin-Off, TSC options were appropriately adjusted to reflect the impact of the Spin-Off. TSC option holders (excluding eLoyalty employees and directors who were not also directors of TSC) had each of their options granted prior to June 22, 1999 converted into one adjusted TSC option and one eLoyalty Corporation option. The original strike price of the TSC option was split into a strike price for (1) the adjusted TSC option and (2) the eLoyalty option based on the relative trading values of the two companies’ common stock immediately after the Spin-Off. Immediately after the Spin-Off, TSC stock traded at 16.5278 percent of the combined value of one share of TSC stock and one share of eLoyalty stock. Accordingly, the strike price for the adjusted TSC option was set at 16.5278 percent of the original TSC option strike price and the eLoyalty option strike price was set at 83.4722 percent of the original TSC option strike price.

TSC option holders (excluding eLoyalty employees and directors who were not also directors of TSC) with options granted subsequent to June 21, 1999 did not receive any eLoyalty options in respect of post-June 22, 1999 TSC options, but such options were adjusted by reducing the strike price and increasing the number of shares subject thereto. The adjustments were calculated based on the relative trading values of TSC and eLoyalty common stock immediately after the Spin-

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Off. The adjusted strike price was determined by multiplying the original strike price by 16.5278 percent. The adjusted number of shares subject to each such option was determined by dividing the original number of shares subject to the option by 16.5278 percent.

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

The Company discloses the pro forma effects of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123.” As allowed under the provisions of this statement, the Company will continue to apply APB Opinion No. 25 and related interpretations in accounting for the stock options awarded under the Company’s 1996 Plan. Accordingly, no compensation expense has been recognized for these stock options as their exercise prices were equal to the fair value of the underlying stock on the dates of grant. Had compensation expense for the Company stock option grants, including the option adjustments in connection with the Spin-Off, and Employee Stock Purchase Plan been determined consistent with the fair value provisions of SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

	For the Years Ended December 31,

	2002	2001	2000

Net income (loss):
As reported	$1,230	$(8,910)	$(2,662)
Less: Stock-based compensation expense determined under fair value method for all awards, net of related taxes	(2,125)	(2,044)	(1,179)

Pro forma	$(895)	$(10,954)	$(3,841)

Basic net earnings (loss) per common share:
As reported	$0.03	$(0.20)	$(0.06)
Pro forma	$(0.02)	$(0.25)	$(0.09)
Diluted net earnings (loss) per common share:
As reported	$0.03	$(0.20)	$(0.06)
Pro forma	$(0.02)	$(0.25)	$(0.09)

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,

	2002	2001	2000

Expected volatility	95.3%	79.2%	50%
Risk-free interest rates	4.1%	4.6%	5.6%-6.6%
Expected lives	4.5 years	4.5 years	3.8 years

The Company has not paid and does not anticipate paying dividends; therefore, the expected dividend yield is assumed to be zero.

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s option plans is presented below:

	For the Years Ended December 31,

		2002		2001		2000
		Weighted-Average		Weighted-Average		Weighted-Average
		Exercise		Exercise		Exercise
	2002	Prices	2001	Prices	2000	Prices

Outstanding at beginning of year	10,167,463	$2.42	11,590,980	$2.53	8,638,182	$1.47
Granted	2,038,500	$1.69	1,671,000	$2.91	3,024,579	$5.02
Exercised	(228,725)	$1.41	(739,623)	$1.46	(1,150,668)	$1.36
Forfeited	(1,585,968)	$2.74	(2,354,894)	$3.60	(2,502,889)	$2.78
Forfeitures due to Spin-Off	—		—		(3,238,448)	$1.53
Adjustment due to Spin-Off	—		—		6,820,224

Outstanding at end of year	10,391,270	$2.25	10,167,463	$2.42	11,590,980	$2.53

Exercisable at end of year	7,920,227	$2.29	6,990,962	$2.04	5,610,433	$1.56

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-average grant date fair value of options granted during the year:

For the Years Ended December 31,

2002	2001	2000

$1.21	$1.86	$2.50

The following summarizes information about options outstanding as of December 31, 2002:

	Options Outstanding			Options Exercisable

		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices	Options	Life	Prices	Options	Prices

$0.01-$1.00	1,526,193	8years	$0.43	1,484,693	$0.42
$1.01-$1.50	3,256,679	7years	$1.39	2,639,136	$1.47
$1.51-$2.00	2,222,237	8years	$1.83	1,036,949	$1.71
$2.01-$3.00	753,974	6years	$2.40	604,171	$2.45
$3.01-$4.00	1,039,788	8years	$3.59	717,998	$3.60
$4.01-$5.00	33,167	8years	$4.72	27,750	$4.73
$5.01-$6.00	1,510,083	7years	$5.38	1,364,392	$5.38
$6.01-$9.00	49,149	7years	$6.84	45,138	$6.84

	10,391,270	7years	$2.25	7,920,227	$2.29

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 — BUSINESS SEGMENTS

During 2001, the Company was organized into two business segments, Digital Enterprise Consulting and Peer3. In 2001, the Company terminated the investment in and closed its Peer3 software development operation within the Peer3 segment. The Company retained the Change and Learning Technologies business, which was previously included in the Peer3 segment. TSC currently operates within one reportable business segment.

The following is revenue and long-lived asset information by geographic area:

For and as of the year	United	Foreign
ended December 31, 2002	States	Subsidiaries	Total

Revenues	$88,663	$3,705	$92,368
Identifiable assets	$97,991	$1,253	$99,244

For and as of the year	United	Foreign
ended December 31, 2001	States	Subsidiaries	Total

Revenues	$136,312	$7,005	$143,317
Identifiable assets	$108,636	$5,297	$113,933

For and as of the year	United	Foreign
ended December 31, 2000	States	Subsidiaries	Total

Revenues	$143,956	$7,174	$151,130
Identifiable assets	$123,334	$4,304	$127,638

Foreign revenues and identifiable assets are based on the country in which the legal subsidiary is domiciled. No single foreign country’s revenues or identifiable assets were material to the consolidated revenues or identifiable assets of the Company.

NOTE 15 — MAJOR CLIENTS

The Company’s five largest clients in 2002 accounted for 21 percent, 16 percent, 10 percent, 6 percent and 6 percent of revenues before reimbursements, respectively. In 2001, the five largest clients accounted for 14 percent, 12 percent, 9 percent, 8 percent and 6 percent of revenues before reimbursements, respectively. In 2000, the five largest clients accounted for 8 percent, 6 percent, 4 percent, 4 percent and 4 percent of total revenues before reimbursements, respectively.

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 — COMMITMENTS AND CONTINGENCIES

The Company leases various office facilities under operating leases expiring at various dates through July 31, 2007. Additionally, the Company leases various properties and office equipment under operating leases and has other commitments expiring at various dates. Rental expense for all operating leases and other commitments approximated $2,983, $4,191 and $4,876 for the years ended December 31, 2002, 2001 and 2000, respectively. Future minimum rental commitments under noncancelable operating leases and other commitments with terms in excess of one year are as follows:

Calendar Year	Amount

2003	$1,517
2004	1,156
2005	441
2006	95
2007	51

Total	$3,260

Of the future minimum rental commitments, the Company has accrued, as part of the restructuring charges as discussed in Note 20 and other excess office expense recorded in 2002, $591, $445 and $78 for calendar years 2003, 2004 and 2005, respectively. The Company had no capital leases as of December 31, 2002 and 2001.

The Company is party to lawsuits arising in the normal course of its business. In the opinion of management, based upon presently available information relating to all such matters, either adequate provision for probable costs has been made, or the ultimate costs resulting will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. In addition, under certain executive contracts the Company is committed to pay salary continuance and provide health benefits.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 — STOCKHOLDER RIGHTS PLAN

On October 29, 1998, the Board of Directors adopted a Stockholder Rights Plan (the “Rights Plan”). The Rights Plan is intended to assure fair and equal treatment for all of the Company’s stockholders in the event of a hostile takeover attempt.

On February 9, 2000, the Rights Plan was amended to remove certain restrictions on the ability of the Company to redeem or amend the Rights following specified changes in the composition of the Board of Directors.

Under the terms of the Rights Plan, each share of the Company’s Common Stock has associated with it one Right. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, at an exercise price of $100 (subject to adjustment). The Rights become exercisable under certain circumstances following the announcement that any person has acquired 15 percent or more of the Company’s Common Stock or the announcement that any person has commenced a tender offer for 15 percent or more of the Company’s Common Stock.

In general, the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right at any time until ten days after any person has acquired 15 percent or more of the Company’s Common Stock. The Rights will expire on October 29, 2008, unless earlier redeemed by the Company or exchanged for other shares of the Company’s Common Stock.

Under specified conditions, each Right will entitle the holder to purchase the Company’s Common Stock (or if the Company is acquired in a merger or other business combination, common stock of the acquirer) at the exercise price having a current market value of two times the exercise price. The terms of the Rights may be amended by the Company’s Board of Directors.

On April 25, 2002, the Rights Plan was amended to allow the State of Wisconsin Investment Board to acquire up to an aggregate total of 20 percent (increased from 15 percent) of the outstanding common stock of the Company without triggering a distribution of rights under the Rights Plan.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18 — COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) and related tax effects were as follows:

For the Year Ended	Before-Tax	Tax	Net-of-Tax
December 31, 2002	Amount	Expense	Amount

Change in unrealized holding loss on available-for-sale securities:
Unrealized holding gains arising during the period	$45	$(16)	$29
Cumulative translation adjustment	(65)	—	(65)

Other comprehensive loss	$(20)	$(16)	$(36)

For the Year Ended	Before-Tax	Tax (Expense)	Net-of-Tax
December 31, 2001	Amount	Benefit	Amount

Change in unrealized holding loss on available-for-sale securities:
Unrealized holding gains arising during the period	$258	$(91)	$167
Less: adjustment for gain realized in net loss	(60)	21	(39)

Net unrealized gain	198	(70)	128
Cumulative translation adjustment	(83)	—	(83)

Other comprehensive income	$115	$(70)	$45

For the Year Ended	Before-Tax	Tax Benefit	Net-of-Tax
December 31, 2000	Amount	(Expense)	Amount

Change in unrealized holding loss on available-for-sale securities:
Unrealized holding losses arising during the period	$(233)	$82	$(151)
Less: adjustment for loss realized in net loss	9	(3)	6

Net unrealized loss	(224)	79	(145)
Cumulative translation adjustment	123	—	123

Other comprehensive loss	$(101)	$79	$(22)

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	March 31,	June 30,	September 30,	December 31,
Quarter Ended	2002	2002	2002	2002

Revenues	$27,250	$24,886	$21,261	$18,971
Operating (loss) income	$(165)	$20	$604	$522
Net income	$127	$116	$540	$447
Basic net earnings per common share	$0.00	$0.00	$0.01	$0.01
Diluted net earnings per common share	$0.00	$0.00	$0.01	$0.01

	March 31,	June 30,	September 30,	December 31,
Quarter Ended	2001	2001	2001	2001

Revenues	$39,246	$39,505	$34,507	$30,059
Operating income (loss)	$697	$(16,687)	$1,108	$443
Net income (loss)	$741	$(11,043)	$937	$455
Basic net earnings (loss) per common share	$0.02	$(0.25)	$0.02	$0.01
Diluted net earnings (loss) per common share	$0.02	$(0.25)	$0.02	$0.01

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20 — OTHER EVENTS

RESTRUCTURING AND OTHER CHARGES — In 2001, the Company recorded $9,256 in restructuring and other charges comprised of $6,930 relating to the closure of its Peer3 software development operation and $2,326 in non-Peer3 severance related costs. The Peer3 charge was more than previously anticipated and, as a result, this charge was increased by $82 to $7,012 during 2002. The non-Peer3 severance related costs were $227 lower than previously anticipated and, as a result, this charge was reduced by $227 to $2,099 during 2002. The following tables provide the components of these charges.

				Balance as of
Peer3 Charge - 2001	Charge	Cash Payments(1)	Non-cash Usage	December 31, 2002

Goodwill impairment	$3,014	$—	$3,014	$—
Asset write-offs	866	—	951	(85)
Lease terminations	668	687	56	(75)
Severance costs (approximately 30 employees)	1,430	1,364	—	66
Professional fees	357	357	—	—
Computer lease, commitments and other costs	595	495	88	12

Total original charge	6,930	2,903	4,109	(82)

2002 adjustment	82	—	—	82

Total	$7,012	$2,903	$4,109	$—

(1)	Cash payments totaling $1,080 were made in 2002.

Non-Peer3 Severance				Balance as of
Charge - 2001	Charge	Cash Payments(2)	Non-cash Usage	December 31, 2002

Severance costs (approximately 70 employees)	$1,480	$1,466	$—	$14
Asset write-offs	520	—	520	—
Other costs	326	113	—	213

Total original charge	2,326	1,579	520	227

2002 adjustment	(227)	—	—	(227)

Total	$2,099	$1,579	$520	$—

(2)	Cash payments totaling $520 were made in 2002.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2000, the Company recorded a pre-tax charge of $4,701 for the closure of its Latin American operations. Subsequently in 2000, the Company collected $400 of accounts receivables previously written-off and, as a result, the cumulative charge was reduced to $4,301. As of December 31, 2002, there was an accrual balance of $211, which represents professional fees and various other closure costs and is expected to be utilized by mid 2003. The following table provides the components of this charge.

Latin America Charge -				Balance as of
2000	Charge	Cash Payments	Non-cash Usage	December 31, 2002

Severance costs (approximately 40 employees)	$1,785	$1,574	$—	$211
Asset write-offs	2,916	—	2,916	—

Total original charge	4,701	1,574	2,916	211

Accounts receivable collections - 2000	(400)	(400)	—	—

Total	$4,301	$1,174	$2,916	$211

In 1999, the Company recorded $6,967 in restructuring and other charges associated with lease terminations, former executive severance costs, CourseNet Systems, Inc. acquisition costs and asset write-offs. On February 15, 2000, the Company distributed the common stock of eLoyalty in the Spin-Off. eLoyalty operated within the Company prior to the Spin-Off and is now a separate, publicly traded company. The Company determined that a portion of the lease terminations became unnecessary due to changes in TSC office usage by TSC and eLoyalty and also determined that the actual costs for these lease terminations would be less than previously anticipated and, as a result, the cumulative charge was reduced by $1,892 to $5,075 during 2000 and 2001 and by $144 to $4,931 during 2002. As of December 31, 2002, there was an accrual balance of $255, which relates to amounts that the Company is contractually obligated to pay through 2004 as a result of the lease terminations. The following table provides the components of this charge.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring and Other				Balance as of
Charges - 1999	Charge	Cash Payments(3)	Non-cash Usage	December 31, 2002

Lease terminations	$3,011	$602	$35	$2,374
Former executive severance costs	1,814	1,747	150	(83)
CourseNet Systems, Inc. acquisition costs	1,300	—	1,300	—
Asset write-offs	842	—	842	—

Total original charge	6,967	2,349	2,327	2,291

2000 adjustment	(404)	—	—	(404)
2001 adjustment	(1,488)	—	—	(1,488)
2002 adjustment	(144)	—	—	(144)

Total	$4,931	$2,349	$2,327	$255

(3)	Cash payments totaling $167 were made in 2002.

In addition, in 1999 the Company announced that it was making a number of changes to its business operations and, as a result, the Company recorded a restructuring charge of $10,522 associated with those changes and the severance of employees, primarily consulting personnel. In 2000, the Company determined that $122 of this charge was overestimated and, as a result, the cumulative charge was reduced to $10,400. The following table provides the components of this charge.

Restructuring charge -				Balance as of
1999	Charge	Cash Payments	Non-cash Usage	December 31, 2002

Severance costs (approximately 270 employees)	$8,821	$8,809	$—	$12
Asset write-offs and other costs	1,701	—	1,591	110

Total original charge	10,522	8,809	1,591	122

2000 Adjustment	(122)	—	—	(122)

Total	$10,400	$8,809	$1,591	$—

SPIN-OFF — On February 15, 2000 TSC completed the Spin-Off. The total net assets contributed to eLoyalty at the Spin-Off was $96,594 which consisted of current assets of $104,350, non-current assets of $18,721, current liabilities of $27,993 and accumulated other comprehensive loss of $1,516.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At the time of the Spin-Off, TSC and eLoyalty entered into a Shared Services Agreement pursuant to which TSC provided to eLoyalty certain administrative services, such as, internal systems, accounting, resources management and benefits through December 31, 2000. The Company charged $3,764 of these services to eLoyalty during the year ended December 31, 2000.

NOTE 21 — RELATED PARTY

During 2002, the Company provided services to Bausch & Lomb, Inc (B&L). The Company’s chairman, William H. Waltrip, and another director of the Company, John R. Purcell, also serve as directors for B&L. The services performed related to B&L’s global IT integration project and were awarded following a competitive bidding process. The amount of revenues recognized for such services in 2002 represented less than 4 percent of total Company revenues in 2002. The net accounts receivable balance as of December 31, 2002 was $1,158.

NOTE 22 — SUBSEQUENT EVENTS

On February 4, 2003, the Company increased its share repurchase program by 2,595,000 shares. As a result of this increase, there were 5,000,000 shares available for purchase under the Share Repurchase Program as of February 4, 2003.

Technology Solutions Company

Schedule II — Valuation and Qualifying Accounts

For the Years Ended December 31, 2002, 2001 and 2000
(In thousands)

	Balance at				Balance at
Description of	beginning				end of
Allowance and Reserves	of year	Additions	Deductions		year

December 31, 2000
Allowance for doubtful receivables	$3,715	$5,234	$(5,236)		$3,713

December 31, 2001
Allowance for doubtful receivables	$3,713	$9,380	$(1,949)		$11,144

December 31, 2002
Allowance for doubtful receivables	$11,144	$1,591	$(10,358	)(1)	$2,377

(1)	Includes $2,000 of allowance for doubtful receivables that were reclassified to Long-Term Receivables and Other.

Technology Solutions Company

PART IV. (CONTINUED)

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(Continued)

Item 15(a)(3) Exhibits

The following documents are filed herewith or incorporated by reference and made a part of this Report.

Exhibit #	Description of Document

3.1	Restated Certificate of Incorporation of Technology Solutions Company, filed as Exhibit 3(i) to TSC’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1998, file no. 0-19433, is hereby incorporated by reference.

3.2	Bylaws of TSC, as amended, filed as Exhibit 3 to TSC’s Current Report on Form 8-K dated November 22, 1998, file no. 0-19433, is hereby incorporated by reference.

4.1	Certificate of Designation of Series A Junior Participating Preferred Stock, filed as Exhibit 4.1 to TSC’s Annual Report on Form 10-K for the year ended December 31, 1999, file no. 0-19433, is hereby incorporated by reference.

4.2	Rights Agreement with ChaseMellon Shareholder Services, L.L.C., filed as exhibit 4 to TSC’s Current Report on Form 8-K dated October 29, 1998, file no. 0-19433, is hereby incorporated by reference.

4.3	First Amendment to Rights agreement with ChaseMellon Shareholder Services, L.L.C., filed as Exhibit 4.3 to TSC’s Annual Report on Form 10-K for the year ended December 31, 1999, file no. 0-19433, is hereby incorporated by reference.

4.4	Second Amendment to Rights Agreement with Mellon Investor Services LLC, a New Jersey limited liability company (successor to ChaseMellon Shareholder Services, L.L.C.), filed as Exhibit 4.4 to TSC’s Current Report on Form 8-K dated April 26, 2002, file no. 0-19433, is hereby incorporated by reference.

10.01	Technology Solutions Company Original Option Plan, as amended, filed as Exhibit 10.02 to TSC’s Annual Report on Form 10-K for the fiscal year ended May 31, 1992, file no. 0-19433, is hereby incorporated by reference.

Technology Solutions Company

PART IV. (CONTINUED)

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(Continued)

Item 15(a)(3) Exhibits (Continued)

10.02	Technology Solutions Company 1992 Stock Incentive Plan, filed as Exhibit 10.03 to TSC’s Annual Report on Form 10-K for the fiscal year ended May 31, 1992, file no. 0-19433, is hereby incorporated by reference.

10.03	1993 Outside Directors Stock Option Plan, as amended, filed as Exhibit 10.05 to TSC’s Annual Report on Form 10-K for the fiscal year ended May 31, 1994, file no. 0-19433, is hereby incorporated by reference.

10.04	Technology Solutions Company 1996 Stock Incentive Plan, as amended, filed as Exhibit 4.3 to TSC’s Registration Statement on Form S-8 filed July 16, 1997, file no. 333-31387, is hereby incorporated by reference.

10.05	Employment Agreement of William H. Waltrip, filed as Exhibit 10.06 to TSC’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996, file no. 0-19433, is hereby incorporated by reference.

10.06	Employment Agreement of Paul R. Peterson, filed as Exhibit 10.11 to TSC’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998, file no. 0-19433, is hereby incorporated by reference.

10.07	Employment Agreement of Jack N. Hayden, filed as Exhibit 10.09 to TSC’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996, file no. 0-19433, is hereby incorporated by reference.

10.08	Letter of Understanding with Jack N. Hayden, filed as Exhibit 10.14 to TSC’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998, file no. 0-19433, is hereby incorporated by reference.

10.09	Letter agreement with Jack N. Hayden, filed as Exhibit 10.13 to TSC’s Annual Report on Form 10-K for the year ended December 31, 1999, file no. 0-19433, is hereby incorporated by reference.

10.10	Employment Agreement Amendment with Jack N. Hayden, filed as Exhibit 10.14 to TSC’s Annual Report on Form 10-K for the year ended December 31, 1999, file no. 0-19433, is hereby incorporated by reference.

Technology Solutions Company

PART IV. (CONTINUED)

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(Continued)

Item 15(a)(3) Exhibits (Continued)

10.11	Employment Agreement Amendment with Paul R. Peterson, filed as Exhibit 10.15 to TSC’s Annual Report on Form 10-K for the year ended December 31, 1999, file no. 0-19433, is hereby incorporated by reference.

10.12	Employment Agreement with Laurence P. Birch, filed as Exhibit 10.19 to TSC’s Annual Report on Form 10-K for the year ended December 31, 2000, file no. 0-19433, is hereby incorporated by reference.

10.13	Employment Agreement with Timothy P. Dimond, filed as Exhibit 10.21 to TSC’s Annual Report on Form 10-K for the year ended December 31, 2001, file no. 0-19433, is hereby incorporated by reference.

21*	Subsidiaries of the Company.

23*	Consent of PricewaterhouseCoopers LLP.

99.1*	Certification of Jack N. Hayden Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.2*	Certification of Timothy P. Dimond Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith

Exhibits 10.01 through 10.13 listed above are the management contracts and compensatory plans or arrangements required to be filed as exhibits hereto pursuant to the requirements of Item 601 of Regulation S-K.

Item 15(b) Reports on Form 8-K

During the quarter ended December 31, 2002, the Company did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March 2003.

TECHNOLOGY SOLUTIONS COMPANY

By:	/s/ TIMOTHY P. DIMOND Timothy P. Dimond Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the date indicated.

Signature

/s/ WILLIAM H. WALTRIP William H. Waltrip	(March 20, 2003)	Chairman and Director

/s/ JACK N. HAYDEN Jack N. Hayden	(March 20, 2003)	President, Chief Executive Officer and Director

/s/ TIMOTHY P. DIMOND Timothy P. Dimond	(March 20, 2003)	Chief Financial Officer and Principal Accounting Officer

/s/ RAYMOND P. CALDIERO Raymond P. Caldiero	(March 20, 2003)	Director

/s/ CARL F. DILL, JR. Carl F. Dill, Jr.	(March 20, 2003)	Director

/s/ STEPHEN B. ORESMAN Stephen B. Oresman	(March 20, 2003)	Director

/s/ JOHN R. PURCELL John R. Purcell	(March 20, 2003)	Director

(Being the principal executive officers, the principal financial and accounting officers and all of the directors of Technology Solutions Company).

CERTIFICATION

I, Jack N. Hayden, the President and Chief Executive Officer of Technology Solutions Company, certify that:

1.	I have reviewed this annual report on Form 10-K of Technology Solutions Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003	By: /s/ JACK N. HAYDEN

Jack N. Hayden
President and Chief Executive Officer

CERTIFICATION

I, Timothy P. Dimond, the Chief Financial Officer of Technology Solutions Company, certify that:

1.	I have reviewed this annual report on Form 10-K of Technology Solutions Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003	By: /s/ TIMOTHY P. DIMOND

Timothy P. Dimond
Chief Financial Officer