Form 10-Q
period 2003-03-31
TECHNOLOGY SOLUTIONS COMPANY
filed 2003-05-05
CIK 877645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission file number 0–19433

TECHNOLOGY SOLUTIONS COMPANY

INCORPORATED IN THE STATE OF DELAWARE
I.R.S. EMPLOYER IDENTIFICATION NO. 36-3584201

205 North Michigan Avenue
Suite 1500
Chicago, Illinois 60601
(312) 228-4500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓     No

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). Yes     No ✓

As of April 30, 2003, there were outstanding 40,484,552 shares of TSC Common Stock, par value $.01.

TECHNOLOGY SOLUTIONS COMPANY
INDEX TO FORM 10-Q

Page
Number

Part I
FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002	3
Consolidated Statements of Income for the Three Months Ended March 31, 2003 and 2002	4
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002	5
Notes to Consolidated Financial Statements	6
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23
ITEM 4. CONTROLS AND PROCEDURES	23
Part II
OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	24
SIGNATURE	25
CERTIFICATIONS	26

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

TECHNOLOGY SOLUTIONS COMPANY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2003	2002

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,349	$47,004
Marketable securities	1,544	1,624
Marketable securities held in trust	6,757	6,735
Receivables, less allowance for doubtful receivables of $2,283 and $2,377	9,373	11,829
Deferred income taxes	7,108	7,198
Other current assets	583	807

Total current assets	71,714	75,197
COMPUTERS, FURNITURE AND EQUIPMENT, NET	603	719
DEFERRED INCOME TAXES	15,614	15,614
LONG-TERM RECEIVABLES AND OTHER	7,327	7,714

Total assets	$95,258	$99,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,334	$1,099
Accrued compensation and related costs	4,863	9,128
Deferred compensation	6,757	6,735
Restructuring accruals	435	466
Other current liabilities	2,056	2,114

Total current liabilities	15,445	19,542
DEFERRED INCOME TAXES DUE TO FORMER SUBSIDIARY	6,210	6,210

Total liabilities	21,655	25,752

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; shares authorized — 10,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized — 100,000,000; shares issued — 44,695,788; shares outstanding 40,514,571 and 40,665,141	447	447
Capital in excess of par value	122,225	122,282
Accumulated deficit	(43,093)	(43,232)
Treasury stock, at cost, 4,181,217 and 4,030,647 shares	(5,972)	(5,853)
Accumulated other comprehensive income (loss):
Unrealized holding gain (loss), net	8	(119)
Cumulative translation adjustment	(12)	(33)

Total stockholders’ equity	73,603	73,492

Total liabilities and stockholders’ equity	$95,258	$99,244

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Three
	Months Ended
	March 31,

	2003	2002

	(unaudited)
REVENUES:
Revenues before reimbursements	$15,181	$24,460
Reimbursements	1,390	2,790

	16,571	27,250

COSTS AND EXPENSES:
Project personnel	8,963	13,366
Other project expenses	1,672	3,727
Reimbursable expenses	1,390	2,790
Bad debt expense	121	429
Management and administrative support	4,197	5,624
Incentive compensation	311	1,479

	16,654	27,415

OPERATING LOSS	(83)	(165)

OTHER INCOME:
Net investment income	314	376

INCOME BEFORE INCOME TAXES	231	211
INCOME TAX PROVISION	92	84

NET INCOME	$139	$127

BASIC NET EARNINGS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	40,589	43,147

DILUTED NET EARNINGS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	41,154	44,324

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the
	Three Months Ended
	March 31,

	2003	2002

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$139	$127
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	140	315
Provisions for receivable valuation allowances and reserves for possible losses, net of recoveries	121	429
Deferred income taxes	22	(96)
Changes in assets and liabilities:
Receivables	2,329	(410)
Purchases of trading securities related to deferred compensation plan, net of market adjustments	(22)	(516)
Sales of trading securities related to deferred compensation plan	—	1,053
Other current assets	224	148
Accounts payable	236	(348)
Accrued compensation and related costs	(4,249)	(6,698)
Deferred compensation liability	22	(537)
Restructuring accruals	(31)	(780)
Other current liabilities	(52)	(241)
Other assets	387	143

Net cash used in operating activities	(734)	(7,411)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from available-for-sale securities	275	—
Capital expenditures	(24)	(215)

Net cash provided by (used in) investing activities	251	(215)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	241
Proceeds from employee stock purchase plan	75	179
Purchase of Company stock for treasury	(251)	(1,523)

Net cash used in financing activities	(176)	(1,103)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	4	22

DECREASE IN CASH AND CASH EQUIVALENTS	(655)	(8,707)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,004	50,115

CASH AND CASH EQUIVALENTS, END OF PERIOD	$46,349	$41,408

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(In thousands, except share and per share date)

NOTE 1 — BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Technology Solutions Company and its subsidiaries (“TSC” or the “Company”). The consolidated balance sheet as of March 31, 2003 and the consolidated statements of income and cash flows for the three months ended March 31, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2003 and for all periods presented. All adjustments made, except those related to restructuring and other (credits) charges, have been of a normal and recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the United States Securities and Exchange Commission (“SEC”) on March 20, 2003.

Certain reclassifications have been made to prior periods to conform to the current period classifications.

NOTE 2 — THE COMPANY

Delivering business benefits to companies worldwide through process and technology expertise, TSC is a leading systems integration and business consulting firm that focuses on rapid results. TSC’s core competencies include: enterprise resource management, supply chain management, customer relationship management, support services, and change management and training. Its services span the entire technology lifecycle — from strategy definition and planning; through implementation and integration; to extended support. The Company’s clients are primarily located throughout the United States but the Company also supports global deployments and some international clients in Europe.

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

NOTE 3 — NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF Issue No. 00-21 will be effective for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the provisions of EITF Issue No. 00-21 will have a material impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No.46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company does not expect that the provisions of FIN 46 will have a material impact on the Company’s results of operations or financial position.

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

NOTE 4 — STOCK OPTIONS

Effective for fiscal 2003, the Company adopted the disclosure requirements under Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” as an amendment to SFAS No. 123.

Stock-based employee compensation, including stock options, was accounted for under the intrinsic value-based method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Therefore, no compensation expense was recognized for these stock options as they had no intrinsic value on the date of grant.

If the Company were to recognize compensation expense over the relevant service period under the fair-value method of SFAS No. 123 with respect to stock options granted and employee stock purchases for the quarter ended March 31, 2003 and all prior periods, net earnings would have decreased, resulting in pro forma net losses and losses per share as presented below:

	For the Three Months
	Ended March 31,

	2003	2002

Net income (loss):
As reported	$139	$127
Less: Stock-based compensation expense determined under fair value method for all awards, net of related taxes	(563)	(548)

Pro forma	$(424)	$(421)

Basic net earnings (loss) per common share:
As reported	$0.00	$0.00
Pro forma	$(0.01)	$(0.01)
Diluted net earnings (loss) per common share:
As reported	$0.00	$0.00
Pro forma	$(0.01)	$(0.01)

As of March 31, 2003 and 2002, options to purchase 10,602,965 and 11,104,137 shares of common stock were outstanding, respectively and options to purchase an additional 2,596,770 and 2,166,377 shares of common stock were available for grant, respectively under the Technology Solutions Company 1996 Stock Incentive Plan.

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

NOTE 5 — CAPITAL STOCK

The Company has a stock repurchase program, which allows for share repurchases of up to 11,525,327 shares of outstanding Company common stock (the “Repurchase Program”). During the quarters ended March 31, 2003 and 2002, the Company repurchased 242,700 shares for $251 and 921,400 shares for $1,523, respectively. The Company has repurchased an aggregate total of 6,728,327 shares since the inception of the Repurchase Program. As of March 31, 2003, there were 4,797,000 shares available to be purchased under the Repurchase Program.

The timing and size of any future stock repurchases are subject to market conditions, stock prices, cash position and other cash requirements.

NOTE 6 — EARNINGS PER COMMON SHARE

The Company discloses basic and diluted earnings per share in the consolidated statements of income under the provisions of SFAS No. 128, “Earnings Per Share.” Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented, plus the dilutive effect of common equivalent shares arising from the assumed exercise of stock options using the treasury stock method. Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented.

     Reconciliation of Basic and Diluted Earnings Per Share for the Three Months Ended

	March 31, 2003			March 31, 2002

		Shares	Per		Shares	Per
	Net	(In	Common	Net	(In	Common
	Income	Thousands)	Share	Income	Thousands)	Share

Basic earnings per share	$139	40,589	$0.00	$127	43,147	$0.00

Effect of stock options	—	565		—	1,177

Diluted earnings per share	$139	41,154	$0.00	$127	44,324	$0.00

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

NOTE 7 — COMPREHENSIVE INCOME

The Company’s comprehensive income was as follows:

	For the Three Months Ended
	March 31,

	2003	2002

Net income	$139	$127
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale securities, net of tax	127	(11)
Translation adjustment	21	39

Other comprehensive income	148	28

Total comprehensive income	$287	$155

NOTE 8 — BUSINESS SEGMENTS

The Company operates in a single business segment. The Company’s clients are primarily located throughout the United States but the Company also supports global deployments and some international clients in Europe. The following is revenue, including reimbursements, and long-lived asset information by geographic area:

For and as of the Three Months	United	Foreign
Ended March 31, 2003	States	Subsidiaries	Total

Revenues	$16,281	$290	$16,571
Identifiable assets	$94,081	$1,177	$95,258

For and as of the Three Months	United	Foreign
Ended March 31, 2002	States	Subsidiaries	Total

Revenues	$25,995	$1,255	$27,250
Identifiable assets	$98,898	$5,403	$104,301

Foreign revenues and identifiable assets are based on the country in which the legal subsidiary is domiciled. No single foreign country’s revenues or identifiable assets were material to the consolidated revenues or identifiable assets of the Company.

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

NOTE 9 — OTHER EVENTS

In 2001, the Company recorded $9,256 in restructuring and other charges comprised of $6,930 relating to the closure of its Peer3 software development operation and $2,326 in non-Peer3 severance related costs. The Peer3 charge was more than previously anticipated and, as a result, this charge was increased by $82 to $7,012 during 2002. The non-Peer3 severance related costs were $227 lower than previously anticipated and, as a result, this charge was reduced by $227 to $2,099 during 2002. As the Company made final payments related to these restructuring and other charges during 2002, no further payments are due. The following tables provide the components of these charges.

				Balance as of
		Cash	Non-cash	March 31,
Peer3 Charge – 2001	Charge	Payments	Usage	2003

Goodwill impairment	$3,014	$—	$3,014	$—
Asset write-offs	866	—	951	(85)
Lease terminations	668	687	56	(75)
Severance costs (approximately 30 employees)	1,430	1,364	—	66
Professional fees	357	357	—	—
Computer lease, commitments and other costs	595	495	88	12

Total original charge	6,930	2,903	4,109	(82)

2002 adjustment	82	—	—	82

Total	$7,012	$2,903	$4,109	$—

				Balance as of
Non-Peer3 Severance		Cash	Non-cash	March 31,
Charge – 2001	Charge	Payments	Usage	2003

Severance costs (approximately 70 employees)	$1,480	$1,466	$—	$14
Asset write-offs	520	—	520	—
Other costs	326	113	—	213

Total original charge	2,326	1,579	520	227

2002 adjustment	(227)	—	—	(227)

Total	$2,099	$1,579	$520	$—

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

In 2000, the Company recorded a pre-tax charge of $4,701 for the closure of its Latin American operations. Subsequently in 2000, the Company collected $400 of accounts receivable previously written-off and, as a result, the cumulative charge was reduced to $4,301. As of March 31, 2003, there was an accrual balance of $211, which represents professional fees and various other closure costs and is expected to be utilized by the end of 2003. The following table provides the components of this charge.

				Balance as of
		Cash	Non-cash	March 31,
Latin America Charge – 2000	Charge	Payments	Usage	2003

Severance costs (approximately 40 employees)	$1,785	$1,574	$—	$211
Asset write-offs	2,916	—	2,916	—

Total original charge	4,701	1,574	2,916	211

Accounts receivable collections – 2000	(400)	(400)	—	—

Total	$4,301	$1,174	$2,916	$211

In 1999, the Company recorded $6,967 in restructuring and other charges associated with lease terminations, former executive severance costs, CourseNet Systems, Inc. acquisition costs and asset write-offs. On February 15, 2000, the Company distributed the common stock of eLoyalty Corporation (“eLoyalty”) owned by the Company to the Company’s stockholders (the “Spin-Off”). eLoyalty operated within the Company prior to the Spin-Off and is now a separate, publicly traded company. The Company determined that a portion of the lease terminations became unnecessary due to changes in TSC office usage by TSC and eLoyalty and also determined that the actual costs for these lease terminations would be less than previously anticipated and, as a result, the cumulative charge was reduced by $1,892 to $5,075 during 2000 and 2001 and by $144 to $4,931 during 2002. As of March 31, 2003, there was an accrual balance of $224, which relates to amounts that the Company is contractually obligated to pay through 2004 as a result of the lease terminations. The following table provides the components of this charge.

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

				Balance as of
Restructuring and Other		Cash	Non-cash	March 31,
Charges – 1999	Charge	Payments(1)	Usage	2003

Lease terminations	$3,011	$633	$35	$2,343
Former executive severance costs	1,814	1,747	150	(83)
CourseNet Systems, Inc. acquisition costs	1,300	—	1,300	—
Asset write-offs	842	—	842	—

Total original charge	6,967	2,380	2,327	2,260

2000 adjustment	(404)	—	—	(404)
2001 adjustment	(1,488)	—	—	(1,488)
2002 adjustment	(144)	—	—	(144)

Total	$4,931	$2,380	$2,327	$224

(1)	Net cash payments totaling $31 were made during the quarter ended March 31, 2003.

NOTE 10 — RELATED PARTY

During the quarters ended March 31, 2003 and 2002, the Company provided services to Bausch & Lomb, Inc (B&L). The Company’s chairman, William H. Waltrip, and another director of the Company, John R. Purcell, also serve as directors for B&L. The services performed related to B&L’s global IT integration project and were awarded following a competitive bidding process. The amount of revenues recognized for such services during the quarters ended March 31, 2003 and 2002 represented 12 percent and 1 percent of revenues before reimbursements, respectively. Revenues from this client are currently expected to total less than 4 percent of Company revenues during the second quarter of 2003 and subsequent quarters. The net accounts receivable balances as of March 31, 2003 and December 31, 2002 were $158 and $1,158, respectively.

NOTE 11 — SUBSEQUENT EVENTS

The Company filed a Form 8-K on April 7, 2003 stating the change in the Company’s certifying accountant. The Company dismissed PricewaterhouseCoopers LLP and appointed Grant Thornton LLP as the Company’s independent accountants.

TECHNOLOGY SOLUTIONS COMPANY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Revenues in 2003 continue to be impacted by economic uncertainties and weakness in the United States and global economies. As a result, demand for information technology services, such as those we provide, continues to be adversely impacted. We expect that these general economic uncertainties and weaknesses may continue throughout 2003 and perhaps beyond. We expect quarterly revenues and net income in the second quarter to decline as compared to the first quarter of 2003. Although visibility continues to be very limited, we have some very preliminary indications that the second quarter revenues may be our low point.

In addition to the challenges presented by the difficult economic environment, we also believe we are in the midst of some fundamental changes in the information technology (“IT”) services industry. These changes include the proliferation of Enterprise Resource Planning (“ERP”) expertise within the IT departments of organizations. Today an increasing number of companies have the ability to handle IT initiatives with in-house personnel, reducing the need to engage outside consulting help. This increase in supply of trained personnel will likely result in continued downward pressure on billing rates and gross margins, even after the overall economic climate improves and demand for IT services recovers from its current depressed state.

In order to provide possible new revenue streams, we have initiated two new business offerings in recent quarters: (1) service and support offerings in the local, state and federal government segments of the domestic systems integration market and (2) the Performance Economic Institute which is a subscription based research program that focuses on best practices in business operations and execution and can allow us to conduct meaningful executive level conversations as well as build new downstream integration business. During the first quarter of 2003 we spent $0.7 million on these initiatives and we expect to spend an additional $0.8 million during the second quarter.

The results of our operations are affected by general economic conditions as well as the level of economic activity and change in the industries that we serve. Our business is also driven by the pace of technological change and the type and level of spending by our clients in the areas in which we provide services. Many factors can result in a deferral, reduction or cancellation of services requested by our prospective or current clients including budget constraints, economic conditions and perceived project progress, success or value. During periods of decreased demand, pricing pressures emerge as companies try to minimize costs and negotiate lower prices for our services. Our ability to successfully identify and prepare for these changes early in their cycles is a key driver of our performance. Therefore, our strategy is to try to anticipate these trends and identify cost-management initiatives that will allow us to manage costs relative to expected revenues. In addition, a significant portion of our revenues may be derived from large projects for a limited number of clients. Accordingly, the loss of a significant client or the loss or

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

delay of a significant project could adversely impact our revenues and financial position.

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

REVENUES

We derive our revenues from a variety of information technology services, including systems integration, packaged software integration and implementation services, programming, training and extended support services. For most of our engagements, we recognize revenues on contracts on a time and materials basis as work is performed primarily based on hourly billing rates. For our limited number of fixed price contracts (which require, depending on size, senior executive and/or board level approval), we recognize revenues using the percentage-of-completion method, which is based on the percentage of work performed in the period compared to the total estimated work to be performed over the entire contract. Revenues are subject to revision as the contract progresses to completion. Any revisions in the estimate are charged to operations in the period in which the facts that give rise to the revision become known. Contracts are performed in phases. Losses on contracts, if any, are reserved in full when determined. Contract losses are determined by the amount by which the estimated cost of the contract exceeds the estimated total revenues that will be generated by the contract. Extended support revenues are recognized as services are rendered.

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

COSTS AND EXPENSES

Project Personnel

Project personnel costs consist primarily of professional salaries and benefits.

Other Project Expenses

Other project expenses consist of the cost for subcontractors hired for use and billed on our client projects as well as nonbillable expenses incurred for client projects and business development. Nonbillable expenses include recruiting fees, certain selling expenses, and personnel training.

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

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

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

THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2002

Revenues

Consolidated net revenues were $16.6 million for the three months ended March 31, 2003, a decrease of 39 percent from the same period in the prior year. Revenues before reimbursements decreased 38 percent to $15.2 million from $24.5 million. We believe that this decline in revenues was primarily due to decreased demand arising out of the continuing economic uncertainties and a decline in corporate information technology capital expenditures as large and small companies reassessed their goals and budgets.

During the three months ended March 31, 2003, three clients accounted for 38 percent of revenues before reimbursements (ExxonMobil Corp. – 15 percent, Bausch & Lomb Inc. – 12 percent and Caterpillar Inc.- 11 percent). During the three months ended March 31, 2002, three customers accounted for 50 percent of revenues before reimbursements (ExxonMobil Corp. – 20 percent, Caterpillar Inc. – 18 percent and Pfizer Inc. – 12 percent). We added 10 new clients and 24 new projects during the three months ended March 31, 2003 compared to 6 new clients and 39 new projects during the same period in the prior year. In addition, we performed work for 50 clients and 107 projects during the three months ended March 31, 2003 compared to 62 clients and 119 projects during the same period in the prior year.

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

During the quarters ended March 31, 2003 and 2002, we provided services to Bausch & Lomb, Inc (B&L). Our chairman, William H. Waltrip, and another director of the Company, John R. Purcell, also serve as directors for B&L. The services performed related to B&L’s global IT integration project and were awarded following a competitive bidding process. The amount of revenues recognized for such services during the quarters ended March 31, 2003 and 2002 represented 12 percent and 1 percent of revenues before reimbursements, respectively. Revenues from this client are currently expected to total less than 4 percent of our revenues during the second quarter of 2003 and subsequent quarters. The net accounts receivable balances as of March 31, 2003 and December 31, 2002 were $158 and $1,158, respectively.

Costs and Expenses

Project personnel costs were $9.0 million for the three months ended March 31, 2003, a decrease of 33 percent from the same period in the prior year. This decrease was largely attributable to staff and salary reductions driven by our ongoing efforts to keep headcount and costs in line with associated demand for our services, as described earlier in this item. Professional domestic headcount decreased to 248 as of March 31, 2003 compared to 373 as of March 31, 2002. Annualized voluntary turnover remained unchanged at 9 percent for both quarters. Project personnel costs as a percentage of revenues before reimbursements increased to 59 percent for the three months ended March 31, 2003 from 55 percent from the same period in the prior year primarily due to a decline in average hourly billing rates and staff utilization. Average hourly billing rates decreased 3 percent to $173. The decline in hourly billing rates reflects the increased competitive environment in the information technology consulting market. Staff utilization declined to 63 percent from 66 percent.

Other project expenses were $1.7 million for the three months ended March 31, 2003, a decrease of 55 percent from the same period in the prior year. The decrease in other project expenses consisted of the following: a decrease in subcontractor costs of $0.6 million due to the decline in revenues and the corresponding limited use of subcontractors; a decrease in business development costs of $0.4 million, such as, travel, certain marketing costs and practice area development costs; a decrease in headcount related costs of $0.3 million, which included training, computer and communication costs; and a decrease in various other costs of $0.8 million, such as, severance and selling expenses. Other project expenses as a percentage of revenues before reimbursements decreased to 11 percent for the three months ended March 31, 2003 from 15 percent for the same period in the prior year as a result of the Company’s ongoing cost controls.

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Bad debt expense was $0.1 million for the three months ended March 31, 2003 compared to $0.4 million for the same period in the prior year. This decline in bad debt expense was due to fewer collection issues and lower revenues during the quarter compared to the same period in the prior year.

Management and administrative support costs decreased to $4.2 million for the three months ended March 31, 2003 from $5.6 million in the same period in the prior year. This decrease mainly resulted from a decrease in labor costs of $0.7 million as we reduced headcount and salaries as a result of our cost-management initiatives; and a decrease in various other costs, such as, office, office related, travel and legal costs of $0.7 million due to reduced headcount and our continued cost controls.

Incentive compensation expense was $0.3 million for the three months ended March 31, 2003 compared with $1.5 million in the same period in the prior year. Incentive compensation as a percentage of revenues excluding reimbursements decreased to 2 percent during the three months ended March 31, 2003 compared to 6 percent in the same period in the prior year as a result of weaker performance against targets, goals and objectives during the quarter as compared to the same period in the prior year. If employees meet their 2003 quarterly quantitative and qualitative objectives, we expect to continue to accrue incentive compensation during 2003.

Operating Loss

Consolidated operating loss improved slightly to $0.1 million for the three months ended March 31, 2003 compared to $0.2 million for the same period in the prior year.

Other Income

Other income for the three months ended March 31, 2003 was $0.3 million compared to $0.4 million for the same period in the prior year. The slight decrease is a result of lower interest rates year over year. Our cash and cash equivalents were primarily invested in overnight money market type accounts. Average interest rates were approximately 1.23 percent during the three months ended March 31, 2003 compared to approximately 1.97 percent during the same period in the prior year.

Income Tax Provision

Our effective nominal tax rate for the three months ended March 31, 2003 and 2002 was 40 percent. The effective nominal tax rate exceeded the federal rate mainly as a result of state income taxes.

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Shares Outstanding

Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding decreased due to the significant repurchase of some of our outstanding shares under our previously announced Repurchase Program as well as a reduction in the dilutive effect of common equivalent shares due to a decline in our stock price. During the three months ended March 31, 2003 under the share Repurchase Program, we purchased 242,700 shares of our Common Stock at an average price of $1.03 per share compared to 921,400 shares at an average price of $1.65 per share in the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $0.7 million and $7.4 million for the three months ended March 31, 2003 and 2002, respectively. Net cash used in operating activities for the three months ended March 31, 2003 was mainly due to bonus and 401k match payments made during the quarter, offset by accounts receivable collections. These payments resulted in a decrease in accrued compensation and related costs. The accounts receivable collections contributed to improved days sales outstanding during the period. Days sales outstanding improved by 21 days to 51 days at March 31, 2003 as compared to March 31, 2002 primarily due to enhanced collections efforts.

Estimated future cash commitments include various office facilities, property and office equipment under operating leases and other costs that expire at various dates. The minimum cash commitments under these non-cancelable operating leases and other obligations with terms in excess of one year are as follows: $1.0 million for the remaining three quarters in 2003, $1.2 million in 2004, $0.4 million in 2005, $0.1 million in 2006 and $0.1 million in 2007. In addition, we have a minimum remaining annual commitment for telecommunications of $0.4 million for the remaining three quarters in 2003. The Company has no guarantees of third party debt as of March 31, 2003, nor any other off-balance sheet commitments.

Net cash provided by investing activities was $0.3 million for the three months ended March 31, 2003 from the sale of available-for-sale securities, slightly offset by capital expenditures. We currently have no material commitments for capital expenditures.

Net cash used in financing activities was $0.2 million for the three months ended March 31, 2003. During the quarter we purchased 242,700 shares of our Common Stock under our share Repurchase Program for $0.3 million and received $0.1 million from purchases under the employee stock purchase plan.

Our primary sources of liquidity are our cash and cash equivalents, marketable securities and anticipated operating cash flows. Our cash and cash equivalents and marketable securities balance at March 31, 2003 was $47.9 million. Depending on revenues and cash collections, we expect our cash and cash equivalent and marketable securities balance at June 30, 2003 to be

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

approximately $40.0 million to $43.0 million. We believe that these sources are sufficient to meet our current cash requirements. Our investment policy is to maintain most of our cash and cash equivalents in highly liquid, large money market type funds. This policy exposes us to short-term interest rate fluctuations. Operating results and liquidity, including our ability to raise additional capital if necessary, may be materially and adversely affected by a decrease in demand for the Company’s services. While it is our strategy to reduce costs in order to match our capacity with demand, this may not achieve the necessary cost savings. In addition, a number of other factors, including changes in general economic conditions, technological changes, competition, and the suspension or cancellation of a large project could have an adverse effect on future results and liquidity. These aforementioned factors, as well as other factors, are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 under Management’s Discussion and Analysis of Financial Condition and Results of Operations “Assumptions Underlying Certain Forward-Looking Statements and Factors that May Affect Future Results.”

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

We had a $10.0 million unsecured line of credit facility (the “Facility”) with Bank of America National Trust and Savings Association. The agreement expired on March 31, 2003. We have never borrowed against the Facility and accordingly, we chose not to renew the Facility upon its expiration.

NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF Issue No. 00-21 will be effective for arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect that the provisions of EITF Issue No. 00-21 will have a material impact on our results of operations or financial position.

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

In January 2003, the FASB issued FASB Interpretation No.46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. We do not expect that the provisions of FIN 46 will have a material impact on our results of operations or financial position.

This Form 10-Q contains or may contain certain forward-looking statements concerning our financial position, results of operations, cash flows, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions. These forward-looking statements involve significant risks and uncertainties. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form 10-Q include, among others, our ability to manage the pace of technological change, our ability to manage the current downturn in our industry and the economy in general, our ability to manage growth and attract and retain employees in the event the economy turns around, our ability to accommodate a changing business environment, general business and economic conditions in our operating regions, market conditions and competitive and other factors, our ability to continue to attract new clients and sell additional work to existing clients and our ability to manage costs and headcount relative to expected revenues, all as more fully described herein and in our Annual Report on Form 10-K for the year ended December 31, 2002 under Management’s Discussion and Analysis of Financial Condition and Results of Operations “Assumptions Underlying Certain Forward-Looking Statements and Factors that May Affect Future Results” and elsewhere from time to time in our other SEC reports. Such forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we would make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Actual results may vary materially.

TECHNOLOGY SOLUTIONS COMPANY

PART I. FINANCIAL INFORMATION
(Continued)

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TSC is exposed to interest rate fluctuations. Changes in interest rates affect interest income and expense on cash and cash equivalents, marketable securities and marketable securities held in trust. The Company’s cash and cash equivalents were primarily invested in overnight money market type accounts. Average interest rates were approximately 1.23 percent during the three months ended March 31, 2003 compared to approximately 1.97 percent during the same period in the prior year. Based on the cash and cash equivalents balances as of March 31, 2003 and 2002, a hypothetical 1.00 percent increase in interest rates would have resulted in approximately $0.1 million in additional net investment income during each of the quarters ended March 31, 2003 and 2002.

The financial statements of the Company’s non-U.S. subsidiaries are remeasured into U.S. dollars using the U.S. dollar as the functional currency. The market risk associated with the foreign currency exchange rates is not material in relation to the Company’s consolidated financial position, results of operations or cash flows. The Company does not have any significant accounts payable, account receivable or commitments in a currency other than that of the reporting unit’s functional currency. The Company does not utilize derivative financial instruments to manage the exposure in non-U.S. operations.

ITEM 4—CONTROLS AND PROCEDURES

The management of the Company, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of a date within 90 days prior to the filing of this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information relating to the Company that is required to be included in the reports that the Company files with the SEC is made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

TECHNOLOGY SOLUTIONS COMPANY

PART II. OTHER INFORMATION

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2003 Annual Meeting of Stockholders (the “Annual Meeting”) was held on April 24, 2003. Represented at the Annual Meeting, either in person or by proxy, were 37,447,426 voting shares. The following actions were taken by a vote of the Company’s stockholders at the Annual Meeting: Messrs. William H. Waltrip, Carl F. Dill, Jr., and Gerald Luterman were elected to serve as members of the Company’s Board of Directors receiving 29,392,646; 37,380,719; and 37,381,182 votes in favor of election, respectively, and 8,054,780; 66,707; and 66,244 votes withheld, respectively. There were no votes against, abstentions or broker non-votes with respect to the election of any nominee named. In addition, the terms of office for Messrs. Jack N. Hayden and John R. Purcell continue until the 2004 Annual Meeting while those of Messrs. Raymond P. Caldiero and Stephen B. Oresman continue until the 2005 Annual Meeting.

ITEM 6—EXHIBITS AND REPORT ON FORM 8-K

(a)	Exhibits

Exhibit 99.1* – Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 99.2* – Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b)	No reports on Form 8-K were filed during the quarter ended March 31, 2003.

All other items in Part II are either not applicable to the Company during the quarter ended March 31, 2003, the answer is negative, or a response has been previously reported and an additional report of the information is not required, pursuant to the instructions to Part II.

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY SOLUTIONS COMPANY

Date: May 5, 2003	By:	/s/ TIMOTHY P. DIMOND

Timothy P. Dimond Chief Financial Officer

CERTIFICATION

I, Jack N. Hayden, the President and Chief Executive Officer of Technology Solutions Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Technology Solutions Company;

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

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003	By:	/s/ JACK N. HAYDEN

Jack N. Hayden President and Chief Executive Officer

CERTIFICATION

I, Timothy P. Dimond, the Chief Financial Officer of Technology Solutions Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Technology Solutions Company;

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

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003	By:	/s/ TIMOTHY P. DIMOND

Timothy P. Dimond Chief Financial Officer