Form 10-Q
period 2003-06-30
TECHNOLOGY SOLUTIONS COMPANY
filed 2003-08-12
CIK 877645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of July 25, 2003, there were outstanding 40,564,189 shares of TSC Common Stock, par value $.01.

TECHNOLOGY SOLUTIONS COMPANY
INDEX TO FORM 10-Q

Page
Number

Part I
FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	3
Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2003 and 2002	4
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002	5
Notes to Consolidated Financial Statements	6
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27
ITEM 4. CONTROLS AND PROCEDURES	27
Part II
OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	28
SIGNATURE	29

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,913	$47,004
Marketable securities	—	1,624
Marketable securities held in trust	7,241	6,735
Receivables, less allowance for doubtful receivables of $2,358 and $2,377	7,430	11,829
Deferred income taxes	—	7,198
Other current assets	1,661	807

Total current assets	62,245	75,197
COMPUTERS, FURNITURE AND EQUIPMENT, NET	453	719
DEFERRED INCOME TAXES	—	15,614
LONG-TERM RECEIVABLES AND OTHER	7,316	7,714

Total assets	$70,014	$99,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,180	$1,099
Accrued compensation and related costs	5,063	9,128
Deferred compensation	7,241	6,735
Restructuring accruals	5,553	466
Other current liabilities	2,244	2,114

Total current liabilities	21,281	19,542
DEFERRED INCOME TAXES DUE TO FORMER SUBSIDIARY	—	6,210

Total liabilities	21,281	25,752

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; shares authorized — 10,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized — 100,000,000; shares issued — 44,695,788; shares outstanding 40,548,964 and 40,665,141	447	447
Capital in excess of par value	122,184	122,282
Accumulated deficit	(68,219)	(43,232)
Treasury stock, at cost, 4,146,824 and 4,030,647 shares	(5,909)	(5,853)
Accumulated other comprehensive income (loss):
Unrealized holding loss, net	—	(119)
Cumulative translation adjustment	230	(33)

Total stockholders’ equity	48,733	73,492

Total liabilities and stockholders’ equity	$70,014	$99,244

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
REVENUES:
Revenues before reimbursements	$9,756	$22,386	$24,937	$46,846
Reimbursements	1,184	2,500	2,574	5,290

	10,940	24,886	27,511	52,136

COSTS AND EXPENSES:
Project personnel	7,865	12,543	16,828	25,909
Other project expenses	1,306	3,329	2,978	7,056
Reimbursable expenses	1,184	2,500	2,574	5,290
Bad debt expense	136	300	257	729
Management and administrative support	3,978	5,169	8,175	10,793
Restructuring and other charges	5,211	—	5,211	—
Incentive compensation	—	1,025	311	2,504

	19,680	24,866	36,334	52,281

OPERATING (LOSS) INCOME	(8,740)	20	(8,823)	(145)

OTHER INCOME:
Net investment income	133	184	447	560

(LOSS) INCOME BEFORE INCOME TAXES	(8,607)	204	(8,376)	415
INCOME TAX PROVISION	16,519	88	16,611	172

NET (LOSS) INCOME	$(25,126)	$116	$(24,987)	$243

BASIC NET (LOSS) EARNINGS PER COMMON SHARE	$(0.62)	$0.00	$(0.62)	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	40,486	42,665	40,539	42,899

DILUTED NET (LOSS) EARNINGS PER COMMON SHARE	$(0.62)	$0.00	$(0.62)	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	40,486	43,494	40,539	43,900

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the
	Six Months Ended
	June 30,

	2003	2002

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(24,987)	$243
Restructuring and other charges	5,211	—
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	269	701
Provisions for receivable valuation allowances and reserves for possible losses, net of recoveries	257	729
Gain on sale of investments	(9)	—
Deferred income taxes	16,543	(117)
Changes in assets and liabilities:
Receivables	4,122	129
Purchases of trading securities related to deferred compensation plan, net of market adjustments	(879)	(603)
Sales of trading securities related to deferred compensation plan	373	1,180
Other current assets	(855)	(605)
Accounts payable	78	(191)
Accrued compensation and related costs	(4,053)	(5,460)
Deferred compensation liability	506	(577)
Restructuring accruals	(88)	(945)
Other current liabilities	106	(1,506)
Other assets	397	166

Net cash used in operating activities	(3,009)	(6,856)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from available-for-sale securities	1,801	—
Capital expenditures	(24)	(422)

Net cash provided by (used in) investing activities	1,777	(422)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1	317
Proceeds from employee stock purchase plan	129	327
Purchase of Company stock for treasury	(286)	(2,780)

Net cash used in financing activities	(156)	(2,136)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	297	(17)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,091)	(9,431)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,004	50,115

CASH AND CASH EQUIVALENTS, END OF PERIOD	$45,913	$40,684

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(In thousands, except share and per share data)

NOTE 1 —BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Technology Solutions Company and its subsidiaries (“TSC” or the “Company”). The consolidated balance sheet as of June 30, 2003, the consolidated statements of operations for the three and six months ended June 30, 2003 and 2002 and the consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2003 and for all periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the United States Securities and Exchange Commission (“SEC”) on March 20, 2003.

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

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company believes that the adoption of SFAS No. 149 will not have a material impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of SFAS No. 150 will not have a material impact on the Company’s results of operations or financial position.

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

NOTE 4 — DEFERRED INCOME TAXES

The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided using currently enacted tax rates when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. Significant management judgement is required in determining its provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets.

The Company has generated certain deferred tax assets as a result of operating losses and temporary differences between book and tax accounting, as well as tax benefits resulting from the exercise of employee stock options which were recorded as additional paid-in capital in the period of exercise.

SFAS No. 109 “Accounting for Income Taxes”, requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. As a result of operating losses incurred and reported during 2000, 2001 and the second quarter of 2003, as well as anticipated operating losses in the third quarter of 2003, and the uncertainty of the timing and amount of taxable income, the Company recorded a full valuation allowance against its deferred tax assets of approximately $19.9 million during the quarter ended June 30, 2003. If the realization of deferred tax assets in future periods is considered more likely than not, an adjustment to the deferred tax asset would increase net income in the period such determination is made. The amount of deferred tax asset considered realizable is based on significant estimates. Changes in these estimates could materially affect the Company’s financial condition and results of operations in future periods.

NOTE 5 — STOCK OPTIONS

Effective for fiscal 2003, the Company adopted the disclosure requirements under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” as an amendment to SFAS No. 123.

The Company’s stock-based employee compensation, including stock options, was accounted for under the intrinsic value-based method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Therefore, no compensation expense was recognized for these stock options as they had no intrinsic value on the date of grant.

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

If the Company were to recognize compensation expense over the relevant service period under the fair-value method of SFAS No. 123 with respect to stock options granted and employee stock purchases for the three and six months ended June 30, 2003 and all prior periods, net earnings would have decreased, resulting in pro forma net losses and losses per share as presented below:

	For the Three Months		For the Six Months Ended
	Ended June 30,		June 30,

	2003	2002	2003	2002

Net (loss) income:
As reported	$(25,126)	$116	$(24,987)	$243
Less: Stock-based compensation expense Determined under fair value method for all awards, net of related taxes (as applicable)	(549)	(410)	(1,112)	(958)

Pro forma	$(25,675)	$(294)	$(26,099)	$(715)

Basic net earnings (loss) per common share:
As reported	$(0.62)	$0.00	$(0.62)	$0.01
Pro forma	$(0.63)	$(0.01)	$(0.64)	$(0.02)
Diluted net earnings (loss) per common share:
As reported	$(0.62)	$0.00	$(0.62)	$0.01
Pro forma	$(0.63)	$(0.01)	$(0.64)	$(0.02)

As of June 30, 2003 and 2002, options to purchase 8,446,806 and 10,918,759 shares of common stock were outstanding, respectively, and options to purchase an additional 4,748,649 and 2,299,871 shares of common stock were available for grant, respectively, under the Technology Solutions Company 1996 Stock Incentive Plan.

NOTE 6 — CAPITAL STOCK

The Company has a stock repurchase program, which allows for share repurchases of up to 11,525,327 shares of outstanding Company common stock (the “Repurchase Program”). During the six months ended June 30, 2003 and 2002, the Company repurchased 277,000 shares for $286 and 1,748,700 shares for $2,780, respectively. The Company has repurchased an aggregate total of 6,762,627 shares since the inception of the Repurchase Program. As of June 30, 2003, there were 4,762,700 shares available to be purchased under the Repurchase Program.

The timing and size of any future stock repurchases are subject to market conditions, stock prices, cash position and other cash requirements.

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

NOTE 7 — (LOSS) EARNINGS PER COMMON SHARE

The Company discloses basic and diluted (loss) earnings per share in the consolidated statements of operations under the provisions of SFAS No. 128, “(Loss) Earnings Per Share.” Diluted (loss) earnings per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during each period presented, plus the dilutive effect of common equivalent shares arising from the assumed exercise of stock options using the treasury stock method. Common equivalent shares of 960,485 and 951,227 were not included in the diluted loss per share calculation as they were antidilutive for the three and six months ended June 30, 2003, respectively. Basic (loss) earnings per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during each period presented.

Reconciliation of basic and diluted earnings per share for the three months ended:

	June 30, 2003			June 30, 2002

		Shares	Per		Shares	Per
	Net	(In	Common	Net	(In	Common
	Loss	Thousands)	Share	Income	Thousands)	Share

Basic (loss) earnings per share	$(25,126)	40,486	$(0.62)	$116	42,665	$0.00

Effect of stock options	—	—		—	829

Diluted (loss) earnings per share	$(25,126)	40,486	$(0.62)	$116	43,494	$0.00

Reconciliation of basic and diluted earnings per share for the six months ended:

	June 30, 2003			June 30, 2002

		Shares	Per		Shares	Per
	Net	(In	Common	Net	(In	Common
	Loss	Thousands)	Share	Income	Thousands)	Share

Basic (loss) earnings per share	$(24,987)	40,539	$(0.62)	$243	42,899	$0.01

Effect of stock options	—	—		—	1,001

Diluted (loss) earnings per share	$(24,987)	40,539	$(0.62)	$243	43,900	$0.01

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

NOTE 8 — COMPREHENSIVE (LOSS) INCOME

The Company’s comprehensive (loss) income was as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net (loss) income	$(25,126)	$116	$(24,987)	$243
Other comprehensive income (loss):
Net unrealized holding gains on available-for-sale securities, net of tax	(8)	50	119	39
Translation adjustment	242	(107)	263	(68)

Other comprehensive income (loss)	234	(57)	382	(29)

Total comprehensive (loss) income	$(24,892)	$59	$(24,605)	$214

NOTE 9 — BUSINESS SEGMENTS

The Company operates in a single business segment. The Company’s clients are primarily located throughout the United States but the Company also supports global deployments and some international clients in Europe. The following is revenue, including reimbursements, and long-lived asset information by geographic area:

		Foreign
For and as of the three months ended June 30, 2003	United States	Subsidiary	Total

Revenues	$10,874	$66	$10,940
Identifiable assets	$68,489	$1,525	$70,014

		Foreign
For and as of the three months ended June 30, 2002	United States	Subsidiary	Total

Revenues	$23,986	$900	$24,886
Identifiable assets	$98,436	$4,936	$103,372

		Foreign
For and as of the six months ended June 30, 2003	United States	Subsidiary	Total

Revenues	$27,155	$356	$27,511
Identifiable assets	$68,489	$1,525	$70,014

		Foreign
For and as of the six months ended June 30, 2002	United States	Subsidiary	Total

Revenues	$49,981	$2,155	$52,136
Identifiable assets	$98,436	$4,936	$103,372

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

Foreign revenues and identifiable assets are based on the country in which the legal subsidiary is domiciled. No single foreign country’s revenues or identifiable assets were material to the consolidated revenues or identifiable assets of the Company.

NOTE 10 — OTHER EVENTS

In the second quarter of 2003, the Company recorded $5,211 in restructuring and other charges as a result of organizational changes announced in June 2003. These charges consisted of the severance costs of professional personnel and executives, and office reductions as well as professional fees incurred in connection with terminated negotiations with a party that had expressed interest in acquiring the Company. As of June 30, 2003, there was an accrual balance of $5,133. The Company expects to utilize the balance by 2005. The following table provides the components of this charge.

		Cash	Non-cash	Balance as of
Restructuring and Other Charges - 2003	Charge	Payments(1)	Usage	June 30, 2003

Severance costs (approximately 30 employees)	$3,917	$15	$33	$3,869
Office reductions	921	25	2	894
Professional fees	373	3	—	370

Total	$5,211	$43	$35	$5,133

(1) Paid during the quarter ended June 30, 2003.

In 2001, the Company recorded $9,256 in restructuring and other charges comprised of $6,930 relating to the closure of its Peer3 software development operation and $2,326 in non-Peer3 severance related costs. The Peer3 charge was more than originally anticipated and, as a result, this charge was increased by $82 to $7,012 during 2002. The non-Peer3 severance related costs were $227 lower than originally anticipated and, as a result, this charge was reduced by $227 to $2,099 during 2002. As the Company made final payments related to these restructuring and other charges during 2002, no further payments are due. The following tables provide the components of these charges.

		Cash	Non-cash	Balance as of
Peer3 Charge – 2001	Charge	Payments	Usage	June 30, 2003

Goodwill impairment	$3,014	$—	$3,014	$—
Asset write-offs	866	—	951	(85)
Lease terminations	668	687	56	(75)
Severance costs (approximately 30 employees)	1,430	1,364	—	66
Professional fees	357	357	—	—
Computer lease, commitments and other costs	595	495	88	12

Total original charge	6,930	2,903	4,109	(82)

2002 adjustment	82	—	—	82

Total	$7,012	$2,903	$4,109	$—

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

Non-Peer3 Severance		Cash	Non-cash	Balance as of
Charge – 2001	Charge	Payments	Usage	June 30, 2003

Severance costs (approximately 70 employees)	$1,480	$1,466	$—	$14
Asset write-offs	520	—	520	—
Other costs	326	113	—	213

Total original charge	2,326	1,579	520	227

2002 adjustment	(227)	—	—	(227)

Total	$2,099	$1,579	$520	$—

In 2000, the Company recorded a pre-tax charge of $4,701 for the closure of its Latin American operations. Subsequently in 2000, the Company collected $400 of accounts receivable previously written-off and, as a result, the cumulative charge was reduced to $4,301. As of June 30, 2003, there was an accrual balance of $211, which represented professional fees and various other closure costs and is expected to be utilized by the end of 2003. The following table provides the components of this charge.

		Cash	Non-cash	Balance as of
Latin America Charge - 2000	Charge	Payments	Usage	June 30, 2003

Severance costs (approximately 40 employees)	$1,785	$1,574	$—	$211
Asset write-offs	2,916	—	2,916	—

Total original charge	4,701	1,574	2,916	211

Accounts receivable collections – 2000	(400)	(400)	—	—

Total	$4,301	$1,174	$2,916	$211

In 1999, the Company recorded $6,967 in restructuring and other charges associated with lease terminations, former executive severance costs, CourseNet Systems, Inc. acquisition costs and asset write-offs. On February 15, 2000, the Company distributed the common stock of eLoyalty Corporation (“eLoyalty”) owned by the Company to the Company’s stockholders (the “Spin-Off”). eLoyalty operated within the Company prior to the Spin-Off and is now a separate, publicly traded company. The Company determined that a portion of the lease terminations became unnecessary due to changes in TSC office usage by TSC and eLoyalty and also determined that the actual costs for these lease terminations would be less than previously anticipated and, as a result, the cumulative charge was reduced by $1,892 to $5,075 during 2000 and 2001 and by $144 to $4,931 during 2002. As of June 30, 2003, there was an accrual balance of $209, which relates to amounts that the Company is contractually obligated to pay through 2004 as a result of the lease terminations. The following table provides the components of this charge.

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

		Cash	Non-cash	Balance as of
Restructuring and Other Charges – 1999	Charge	Payments(2)	Usage	June 30, 2003

Lease terminations	$3,011	$648	$35	$2,328
Former executive severance costs	1,814	1,747	150	(83)
CourseNet Systems, Inc. acquisition costs	1,300	—	1,300	—
Asset write-offs	842	—	842	—

Total original charge	6,967	2,395	2,327	2,245

2000 adjustment	(404)	—	—	(404)
2001 adjustment	(1,488)	—	—	(1,488)
2002 adjustment	(144)	—	—	(144)

Total	$4,931	$2,395	$2,327	$209

(2) Net cash payments totaling $15 were made during the quarter ended June 30, 2003.

NOTE 11 — RELATED PARTY

During the six months ended June 30, 2003 and 2002, the Company provided services to Bausch & Lomb, Inc (B&L). The Company’s former chairman, William H. Waltrip, and its current chairman, John R. Purcell, also serve as directors for B&L. The services performed related to B&L’s global IT integration project and were awarded following a competitive bidding process. The amount of revenues recognized for such services during the six months ended June 30, 2003 and 2002 represented 8 percent and 2 percent of the Company’s total revenues before reimbursements, respectively and during the quarters ended June 30, 2003 and 2002 represented 3 percent and 2 percent of such revenues before reimbursements, respectively. The net accounts receivable balances from these services as of June 30, 2003 and December 31, 2002 were $137 and $1,158, respectively.

TECHNOLOGY SOLUTIONS COMPANY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Revenues in 2003 continue to be impacted by economic uncertainties and weakness in the United States and global economies. As a result, demand for information technology services, such as those we provide, continues to be adversely impacted and our quarterly revenues have continued to decline. We expect that these general economic uncertainties and weaknesses may continue throughout 2003 and perhaps beyond. We expect quarterly revenues in the third quarter to decline as compared to the second quarter of 2003.

In addition to the challenges presented by the difficult economic environment, we also believe we are in the midst of some fundamental changes in the information technology (“IT”) services industry. These changes include competition from application software firms as they continue to enhance services and implementation capabilities to increase their corporate revenue; offshore application development and maintenance consulting firms which typically have lower labor costs and billing rates; and the proliferation of Enterprise Resource Planning (“ERP”) expertise within the IT departments of organizations, reducing the need to engage outside consulting help. This increase in supply of trained personnel will likely result in continued downward pressure on billing rates and gross margins, even after the overall economic climate improves and demand for IT services recovers from its current depressed state.

As a result of the difficult economic environment and the resulting depressed market conditions, we implemented business and organizational changes during the quarter ended June 30, 2003. These changes, which resulted in a pre-tax charge of $5.2 million, included the resignation and replacement of both our Chairman of the Board and our Chief Executive Officer and the rightsizing of our capacity to better align it with our current and anticipated near-term demand (including personnel terminations and office reductions). The pre-tax charge also included professional fees incurred in connection with terminated negotiations with a party that had expressed interest in acquiring us.

The results of our operations are affected by general economic conditions as well as the level of economic activity and changes in the industries that we serve. Our business is also driven by the pace of technological change and the type and level of spending by our clients in the areas in which we provide services. Many factors can result in a deferral, reduction or cancellation of services requested by our prospective or current clients including budget constraints, economic conditions and perceived project progress, success or value. During periods of decreased demand, pricing pressures emerge as companies try to minimize costs and negotiate lower prices for our services. Our ability to successfully identify and prepare for these changes early in their cycles is a key driver of our performance. Therefore, our strategy is to try to anticipate these trends and identify cost-management initiatives that will allow us to manage costs relative to expected revenues. In addition, a significant portion of our revenues may be derived from large projects for a limited number of clients. Accordingly, the loss of a significant client or the loss or

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

delay of a significant project could adversely impact our revenues and financial position.

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

Other Project Expenses

Other project expenses consist of the cost for subcontractors hired for use on our client projects and billed to our clients as well as nonbillable expenses incurred for client projects and business development. Nonbillable expenses include recruiting fees, certain selling expenses, and personnel training.

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

Management and Administrative Support

Management and administrative support costs consist of practice area costs and infrastructure costs. Practice area costs include practice area management, support personnel, marketing costs and recruiting costs. Infrastructure costs include senior corporate management and our board of directors; accounting; financial reporting; finance; tax; legal; treasury; human resources; employee benefits; marketing; public and investor relations; office operations; recruiting; training; internal communications; internal technology applications; planning; quality assurance; and risk management.

Incentive Compensation

Incentive compensation, if any, is accrued at a set percentage of base salary, which varies by level of employee, and adjusted to reflect the amounts needed for active employees and for performance against targets, goals and objectives. Payments of incentive compensation, if any, are performance based and are determined by both objective (financial-based) and subjective measures. These objectives include both quarterly and full fiscal year parameters.

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Income Taxes

We use an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided using currently enacted tax rates when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. Significant management judgement is required in determining its provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. We have generated certain deferred tax assets as a result of operating losses and temporary differences between book and tax accounting, as well as tax benefits resulting from the exercise of employee stock options which were recorded as additional paid-in capital in the period of exercise. SFAS No. 109 “Accounting for Income Taxes”, requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. As a result of operating losses incurred and reported in 2000, 2001 and the second quarter of 2003, as well as anticipated operating losses in the third quarter of 2003, and the uncertainty of the timing and amount of future taxable income, we recorded a full valuation allowance against our deferred tax assets of approximately $19.9 million during the quarter ended June 30, 2003. This valuation allowance represents approximately $16.5 million in net deferred tax assets at March 31, 2003 plus an approximate $3.4 million tax benefit for the pre-tax loss for the three months ended June 30, 2003. If the realization of our deferred tax assets in future periods is considered more likely than not, an adjustment to our deferred tax asset would increase net income in the period such determination is made. The amount of deferred tax asset considered realizable is based on significant estimates. Changes in these estimates could materially affect our financial condition and results of operations in future periods.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2002

Revenues

Consolidated net revenues were $10.9 million for the three months ended June 30, 2003, a decrease of 56 percent from the same period in the prior year. Revenues before reimbursements decreased 56 percent to $9.8 million from $22.4 million. We believe that this decline in revenues was primarily due to decreased demand arising out of the continuing economic uncertainties and a decline in corporate information technology capital expenditures as large and small companies reassessed their goals and budgets.

During the three months ended June 30, 2003, two clients accounted for 29 percent of revenues before reimbursements (ExxonMobil Corp. – 17 percent and Caterpillar Inc. – 12 percent). During the three months ended June 30, 2002, three customers accounted for 53 percent of revenues before reimbursements (ExxonMobil Corp. – 22 percent, Caterpillar Inc. – 20 percent and Pfizer Inc. – 11 percent). We added 15 new clients and 37 new projects during the three months ended June 30, 2003 compared to 15 new clients and 24 new projects during the same period in the prior year. In addition, we performed work for 53 clients and 93 projects during the

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

three months ended June 30, 2003 compared to 63 clients and 145 projects during the same period in the prior year.

During the quarters ended June 30, 2003 and 2002, we provided services to Bausch & Lomb, Inc (B&L). Our former chairman, William H. Waltrip, and our current chairman, John R. Purcell, also serve as directors for B&L. The services performed related to B&L’s global IT integration project and were awarded following a competitive bidding process. The amount of revenues recognized for such services during the quarters ended June 30, 2003 and 2002 represented 3 percent and 2 percent of our total revenues before reimbursements, respectively. The net accounts receivable balances from these services as of June 30, 2003 and December 31, 2002 were $137 and $1,158, respectively.

Costs and Expenses

Project personnel costs were $7.9 million for the three months ended June 30, 2003, a decrease of 37 percent from the same period in the prior year. This decrease was largely attributable to staff and salary reductions driven by our ongoing efforts to keep headcount and costs in line with demand for our services, as described earlier in this item. Professional domestic headcount decreased to 201 as of June 30, 2003 compared to 341 as of June 30, 2002. Annualized voluntary turnover increased to 18 percent from 14 percent for the three months ended June 30, 2002. Project personnel costs as a percentage of revenues before reimbursements increased to 81 percent for the three months ended June 30, 2003 from 56 percent from the same period in the prior year primarily due to a decline in average hourly billing rates and staff utilization. Average hourly billing rates decreased 18 percent to $144. The decline in hourly billing rates primarily reflects the increased competitive environment in the information technology consulting market as well as our project mix. Staff utilization declined to 62 percent from 71 percent.

Other project expenses were $1.3 million for the three months ended June 30, 2003, a decrease of 61 percent from the same period in the prior year. The decrease in other project expenses consisted of the following: a decrease in subcontractor costs of $0.4 million due to the decline in revenues and the corresponding limited use of subcontractors; a decrease in business development costs of $0.9 million, such as, travel, certain marketing costs and practice area development costs; a decrease in headcount related costs of $0.1 million, which included training, computer and communication costs; and a decrease in various other costs of $0.6 million, such as, our normal severance and selling expenses. Other project expenses as a percentage of revenues before reimbursements decreased to 13 percent for the three months ended June 30, 2003 from 15 percent for the same period in the prior year as a result of the our ongoing cost controls.

Bad debt expense was $0.1 million for the three months ended June 30, 2003 compared to $0.3 million for the same period in the prior year. This decrease was due to fewer collection issues and lower revenues during the quarter compared to the same period in the prior year.

Management and administrative support costs decreased to $4.0 million for the three months ended June 30, 2003 from $5.2 million in the same period in the prior year. This decrease

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

resulted from a decrease in labor costs of $0.5 million as we reduced headcount as a result of our cost-management initiatives; and a decrease in various other costs, mainly office and occupancy related costs, of $0.7 million due to reduced headcount and our continued cost controls.

In the second quarter of 2003, we recorded $5.2 million in restructuring and other charges as a result of organizational changes announced in June 2003. These charges consisted of the severance costs of professional personnel and executives and office reductions as well as professional fees incurred in connection with terminated negotiations with a party that had expressed interest in acquiring us. As of June 30, 2003, there was an accrual balance of $5.1 million. We expect to utilize the balance by 2005. The following table provides the components of this charge.

Restructuring and Other		Cash	Non-cash	Balance as of
Charges - 2003 (in thousands)	Charge	Payments(1)	Usage	June 30, 2003

Severance costs (approximately 30 employees)	$3,917	$15	$33	$3,869
Office reductions	921	25	2	894
Professional fees	373	3	—	370

Total	$5,211	$43	$35	$5,133

(1) Paid during the quarter ended June 30, 2003.

There was no incentive compensation expense for the three months ended June 30, 2003 as performance targets, goals and objectives were not achieved. For the quarter ended June 30, 2002, incentive compensation expense was $1.0 million. If the Company and employees meet their 2003 quarterly quantitative and qualitative objectives, we will accrue incentive compensation in the remainder of 2003.

Operating Loss

Consolidated operating loss was $8.7 million for the three months ended June 30, 2003 compared to approximately break even for the same period in the prior year. Our operating loss for the three months ended June 30, 2003 included restructuring and other charges of $5.2 million. The increase in the operating loss from the prior year, excluding the restructuring charges, was mainly due to the decline in revenues as well as higher project personnel costs as a percent of revenues due to lower utilization and billing rates.

Other Income

Other income for the three months ended June 30, 2003 was $0.1 million compared to $0.2 million for the same period in the prior year. The decrease was a result of lower interest rates year over year. Our cash and cash equivalents were primarily invested in overnight money market type accounts. Average interest rates were approximately 1.12 percent for the three months ended June 30, 2003 compared to approximately 1.85 percent during the same period in the prior year.

Income Tax Provision

Our tax provision for the three months ended June 30, 2003 was $16.5 million compared to $0.1

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

million for the same period for the prior year. The 2003 charge results from the $19.9 million valuation allowance for deferred tax assets, net of approximately $3.4 million related to our operating loss in the second quarter of 2003.

Shares Outstanding

Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding decreased due to the repurchase of outstanding shares under our previously announced Repurchase Program as well as a reduction in the dilutive effect of common equivalent shares due to a decline in our stock price. During the three months ended June 30, 2003 under the Repurchase Program, we purchased 34,300 shares of our Common Stock at an average price of $1.02 per share and 827,300 shares at an average price of $1.52 per share in the same period in the prior year.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

Revenues

Consolidated net revenues were $27.5 million for the six months ended June 30, 2003, a decrease of 47 percent from the same period in the prior year. Revenues before reimbursements decreased 47 percent to $24.9 million from $46.8 million. We believe that this decline in revenues was primarily due to decreased demand arising out of the continuing economic uncertainties and a decline in corporate information technology capital expenditures as large and small companies reassessed their goals and budgets.

Costs and Expenses

Project personnel costs were $16.8 million for the six months ended June 30, 2003, a decrease of 35 percent from the same period in the prior year. This decrease was largely attributable to staff and salary reductions driven by our ongoing efforts to keep headcount and costs in line with associated demand for our services, as described earlier in this item. Project personnel costs as a percentage of revenues before reimbursements increased to 67 percent for the six months ended June 30, 2003 from 55 percent from the same period in the prior year primarily due to a decline in average hourly billing rates and staff utilization. Average hourly billing rates decreased 9 percent to $162. The decline in hourly billing rates reflects the increased competitive environment in the information technology consulting market. Staff utilization declined to 63 percent from 69 percent.

Other project expenses were $3.0 million for the six months ended June 30, 2003, a decrease of 58 percent from the same period in the prior year. The decrease in other project expenses consisted of the following: a decrease in subcontractor costs of $1.1 million due to the decline in revenues and the corresponding limited use of subcontractors; a decrease in business development costs of $1.3 million, such as, travel, certain marketing costs and practice area

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

development costs; a decrease in headcount related costs of $0.4 million, which included training, computer and communication costs; and a decrease in various other costs of $1.3 million, such as, severance and selling expenses. Other project expenses as a percentage of revenues before reimbursements decreased to 12 percent for the six months ended June 30, 2003 from 15 percent for the same period in the prior year as a result of the Company’s ongoing cost controls.

Bad debt expense was $0.3 million for the six months ended June 30, 2003 compared to $0.7 million for the same period in the prior year. This decrease was due to fewer collection issues and lower revenues during the six months ended June 30, 2003 compared to the same period in the prior year.

Management and administrative support costs decreased to $8.2 million for the six months ended June 30, 2003 from $10.8 million in the same period in the prior year. This decrease mainly resulted from a decrease in labor costs of $1.2 million as we reduced headcount and salaries as a result of our cost-management initiatives; and a decrease in various other costs, such as, office, occupancy related, travel and legal costs of $1.4 million due to reduced headcount and our continued cost controls.

As described in more detail above in connection with the comparison of the three months ended June 30, 2003 and the three months ended June 30, 2002, in the second quarter of 2003, we recorded $5.2 million in restructuring and other charges as a result of organizational changes announced in June 2003.

Incentive compensation expense was $0.3 million for the six months ended June 30, 2003 compared with $2.5 million in the same period in the prior year. Incentive compensation as a percentage of revenues excluding reimbursements decreased to 1 percent during the six months ended June 30, 2003 compared to 5 percent in the same period in the prior year since there was no incentive compensation expense for the three months ended June 30, 2003 as performance targets, goals and objectives were not achieved. If the company and employees meet their 2003 quarterly quantitative and qualitative objectives, we will accrue incentive compensation in the remainder of 2003.

Operating Loss

Consolidated operating loss was $8.8 million for the six months ended June 30, 2003 compared $0.1 million for the same period in the prior year. Our operating loss for the six months ended June 30, 2003 included restructuring and other charges of $5.2 million. The increase in the operating loss from the prior year, excluding the restructuring charge, was mainly due to the decline in revenues as well as higher project personnel costs as a percent of revenues due to lower utilization and billing rates.

Other Income

Other income for the six months ended June 30, 2003 was $0.4 million compared to $0.6 million for the same period in the prior year. The slight decrease is a result of lower interest rates year over year. Our cash and cash equivalents were primarily invested in overnight money market

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

type accounts. Average interest rates were approximately 1.17 percent during the six months ended June 30, 2003 compared to approximately 1.91 percent during the same period in the prior year.

Income Tax Provision

Our tax provision for the six months ended June 30, 2003 was $16.6 million compared to $0.2 million for the same period for the prior year. The 2003 charge results from the $19.9 million valuation allowance for deferred tax assets, net of approximately $3.4 million related to our operating loss in the second quarter of 2003.

Shares Outstanding

Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding decreased due to the repurchase of outstanding shares under our previously announced Repurchase Program as well as a reduction in the dilutive effect of common equivalent shares due to a decline in our stock price. During the six months ended June 30, 2003 under the Repurchase Program, we purchased 277,000 shares of our Common Stock at an average price of $1.03 per share and 1,748,700 shares at an average price of $1.59 per share in the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $3.0 million and $6.9 million for the six months ended June 30, 2003 and 2002, respectively. Net cash used in operating activities for the six months ended June 30, 2003 included bonus and 401k match payments related to 2002 but funded during the first quarter of 2003 as well as annual corporate insurance payments made during the second quarter, partially offset by accounts receivable collections. These payments resulted in a decrease in accrued compensation and related costs and an increase in other current assets. The accounts receivable collections contributed to improved days sales outstanding during the period. Days sales outstanding improved by 15 days to 61 days at June 30, 2003 as compared to June 30, 2002 primarily due to enhanced collections efforts.

Cash commitments relating to remaining restructuring and other charges are $3.8 million in severance costs, $1.1 million in office costs and $0.6 million in other commitments. The anticipated cash outflows for these restructuring and other charges are as follows: $2.8 million for the remaining two quarters in 2003, $1.5 million in 2004 and the remaining balance of $1.2 million in 2005 and thereafter. Other estimated future cash commitments include various office facilities, property and office equipment under operating leases and other costs that expire at various dates. The minimum cash commitments under these non-cancelable operating leases and other obligations with terms in excess of one year, net of restructuring and other charges, are as follows: $0.8 million for the remaining two quarters in 2003, $1.2 million in 2004 and $0.4 million in 2005. In addition, we have a minimum remaining annual commitment for

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

telecommunications of $0.4 million for the remaining two quarters in 2003. The Company has no guarantees of third party debt as of June 30, 2003.

Net cash provided by investing activities was $1.8 million for the six months ended June 30, 2003 from the sale of available-for-sale securities. We currently have no material commitments for capital expenditures.

Net cash used in financing activities was $0.2 million for the six months ended June 30, 2003. During the six months ended June 30, 2003 we purchased 277,000 shares of our Common Stock under our share Repurchase Program for $0.3 million and received $0.1 million from purchases under the employee stock purchase plan.

Our primary sources of liquidity are our cash and cash equivalents, marketable securities and anticipated operating cash flows. Our cash and cash equivalents at June 30, 2003 were $45.9 million. Depending on revenues and cash collections, we expect our cash and cash equivalent balance at September 30, 2003 to be approximately $37 million to $40 million. We believe that these sources are sufficient to meet our current cash requirements. Our investment policy is to maintain most of our cash and cash equivalents in highly liquid, large money market type funds. This policy exposes us to short-term interest rate fluctuations. Operating results and liquidity, including our ability to raise additional capital, if necessary, may be materially and adversely affected by a decrease in demand for the Company’s services. While it is our strategy to reduce costs in order to match our capacity with demand, this may not achieve the necessary cost savings. In addition, a number of other factors, including changes in general economic conditions, technological changes, competition, and the suspension or cancellation of a large project could have an adverse effect on future results and liquidity. These aforementioned factors, as well as other factors, are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 under Management’s Discussion and Analysis of Financial Condition and Results of Operations “Assumptions Underlying Certain Forward-Looking Statements and Factors that May Affect Future Results.”

We have a nonqualified deferred compensation plan. All Company executives (defined as those at the level of Vice President and above) are eligible to participate in this voluntary program, which permits participants to defer receipt of a portion of their compensation. We hold deferred amounts in a rabbi trust for the benefit of plan participants and investment earnings (or losses) are credited to the participants’ accounts based on investment allocation options selected by the participants. We do not guarantee these investments or earnings thereon. These investments remain assets of the Company and are available to the general creditors of the Company in the event of our insolvency.

We had a $10.0 million unsecured line of credit facility (the “Facility”) with Bank of America National Trust and Savings Association. The agreement expired on March 31, 2003. We had never borrowed against the Facility and accordingly, we chose not to renew it upon its expiration.

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

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company believes that the adoption of SFAS No. 149 will not have a material impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of SFAS No. 150 will not have a material impact on the Company’s results of operations or financial position.

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

TECHNOLOGY SOLUTIONS COMPANY

PART I. FINANCIAL INFORMATION
(Continued)

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TSC is exposed to interest rate fluctuations. Changes in interest rates affect interest income and expense on cash and cash equivalents, marketable securities and marketable securities held in trust. The Company’s cash and cash equivalents were primarily invested in overnight money market type accounts. Average interest rates were approximately 1.17 percent during the six months ended June 30, 2003 compared to approximately 1.91 percent during the same period in the prior year and 1.12 percent during the three months ended June 30, 2003 compared to approximately 1.85 percent during the same period in the prior year. Based on the cash and cash equivalents balances as of June 30, 2003 and 2002, a hypothetical 1.00 percent increase in interest rates would have resulted in approximately $0.1 million in additional net investment income during each of the quarters ended June 30, 2003 and 2002 and approximately $0.2 million during each of the six months ended June 30, 2003 and 2002.

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

ITEM 4—CONTROLS AND PROCEDURES

The management of the Company, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 (b) (as amended by SEC Release 33-8238) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information relating to the Company that is required to be included in the reports that the Company files with the SEC is made known to them in a timely fashion. There have been no changes in the Company’s internal controls over financial reporting that were identified during the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

TECHNOLOGY SOLUTIONS COMPANY

PART II. OTHER INFORMATION

ITEM 6—EXHIBITS AND REPORT ON FORM 8-K

(a)	Exhibits

Exhibit #	Description of Document

10.01*	Retirement Agreement with Jack N. Hayden.

10.02*	Retirement Agreement with William H. Waltrip

10.03*	Employment Agreement with Stephen B. Oresman.

31.1*	CEO Certification

31.2*	CFO Certification

32.1*	Certification of Stephen B. Oresman Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Timothy P. Dimond Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b)	Reports on Form 8-K

Four reports on Form 8-K were filed during the quarter ended June 30, 2003. The report dated April 3, 2003 stated the change in the Company’s certifying accountant. The Company dismissed PricewaterhouseCoopers LLP and appointed Grant Thornton LLP as the Company’s independent accountants. The report dated April 30, 2003 related to the Company’s financial results for the quarter ended March 31, 2003. The report dated June 18, 2003 announced the Company’s actions in response to continued depressed market conditions. The report dated June 23, 2003 announced the Company’s business and organization changes, which included the resignations and new appointments of its Chairman of the Board and Chief Executive Officer.

All other items in Part II are either not applicable to the Company during the quarter ended June 30, 2003, the answer is negative, or a response has been previously reported and an additional report of the information is not required, pursuant to the instructions to Part II.

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY SOLUTIONS COMPANY

Date: August 12, 2003	By:	/s/ TIMOTHY P. DIMOND

Timothy P. Dimond
Chief Financial Officer