Form 10-Q
period 2003-09-30
TECHNOLOGY SOLUTIONS COMPANY
filed 2003-11-12
CIK 877645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

Commission file number 0–19433

Technology Solutions Company

Incorporated in the State of Deleware
I.R.S. Employer Identification No. 36-3584201

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

As of November 3, 2003, there were outstanding 40,606,991 shares of TSC Common Stock, par value $.01.

TECHNOLOGY SOLUTIONS COMPANY
Index to Form 10-Q

		Page
		Number

Part I
FINANCIAL INFORMATION (UNAUDITED)
ITEM 1.	FINANCIAL STATEMENTS
	Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	3
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2003 and 2002	4
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002	5
	Notes to Consolidated Financial Statements	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27
ITEM 4.	CONTROLS AND PROCEDURES	27
Part II
OTHER INFORMATION
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	28
SIGNATURE		29

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,597	$47,004
Marketable securities	—	1,624
Marketable securities held in trust	6,071	6,735
Receivables, less allowance for doubtful receivables of $740 and $2,377	6,286	11,829
Deferred income taxes	—	7,198
Other current assets	1,270	807

Total current assets	57,224	75,197
COMPUTERS, FURNITURE AND EQUIPMENT, NET	324	719
DEFERRED INCOME TAXES	—	15,614
LONG-TERM RECEIVABLES AND OTHER	7,316	7,714

Total assets	$64,864	$99,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,204	$1,099
Accrued compensation and related costs	4,913	9,128
Deferred compensation	6,071	6,735
Restructuring accruals	3,431	466
Other current liabilities	2,540	2,114

Total current liabilities	18,159	19,542
DEFERRED INCOME TAXES DUE TO FORMER SUBSIDIARY	—	6,210

Total liabilities	18,159	25,752

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; shares authorized — 10,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized — 100,000,000; shares issued — 44,695,788; shares outstanding 40,667,248 and 40,665,141	447	447
Capital in excess of par value	122,082	122,282
Accumulated deficit	(70,311)	(43,232)
Treasury stock, at cost, 4,028,540 and 4,030,647 shares	(5,740)	(5,853)
Accumulated other comprehensive income (loss):
Unrealized holding loss, net	—	(119)
Cumulative translation adjustment	227	(33)

Total stockholders’ equity	46,705	73,492

Total liabilities and stockholders’ equity	$64,864	$99,244

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
REVENUES:
Revenues before reimbursements	$8,349	$19,088	$33,286	$65,934
Reimbursements	1,092	2,173	3,666	7,463

	9,441	21,261	36,952	73,397

COSTS AND EXPENSES:
Project personnel	6,202	10,419	23,030	36,328
Other project expenses	1,157	2,961	4,135	10,017
Reimbursable expenses	1,092	2,173	3,666	7,463
Bad debt expense	85	480	342	1,209
Management and administrative support	3,243	4,106	11,418	14,899
Restructuring and other (credits) charges	—	(289)	5,211	(289)
Incentive compensation	—	807	311	3,311

	11,779	20,657	48,113	72,938

OPERATING (LOSS) INCOME	(2,338)	604	(11,161)	459

OTHER INCOME:
Net investment income	246	300	693	860

(LOSS) INCOME BEFORE INCOME TAXES	(2,092)	904	(10,468)	1,319
INCOME TAX PROVISION	—	364	16,611	536

NET (LOSS) INCOME	$(2,092)	$540	$(27,079)	$783

BASIC NET (LOSS) EARNINGS PER COMMON SHARE	$(0.05)	$0.01	$(0.67)	$0.02

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	40,583	41,027	40,553	42,268

DILUTED NET (LOSS) EARNINGS PER COMMON SHARE	$(0.05)	$0.01	$(0.67)	$0.02

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	40,583	41,562	40,553	43,607

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the
	Nine Months Ended
	September 30,

	2003	2002

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(27,079)	$783
Restructuring and other charges (credits)	5,211	(289)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	420	970
Provisions for receivable valuation allowances and reserves for possible losses, net of recoveries	342	1,209
Gain on sale of investments	(9)	—
Deferred income taxes	16,543	(52)
Changes in assets and liabilities:
Receivables	5,173	3,915
Purchases of trading securities related to deferred compensation plan, net of market adjustments	(1,219)	77
Sales of trading securities related to deferred compensation plan	1,883	1,293
Other current assets	(465)	(553)
Accounts payable	102	203
Accrued compensation and related costs	(4,213)	(5,054)
Deferred compensation liability	(664)	(1,370)
Restructuring accruals	(2,211)	(1,281)
Other current liabilities	408	(2,480)
Other assets	400	171

Net cash used in operating activities	(5,378)	(2,458)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from available-for-sale securities	1,801	—
Capital expenditures	(48)	(428)

Net cash provided by (used in) investing activities	1,753	(428)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	26	318
Proceeds from employee stock purchase plan	170	422
Purchase of Company stock for treasury	(286)	(4,493)

Net cash used in financing activities	(90)	(3,753)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	308	(58)

DECREASE IN CASH AND CASH EQUIVALENTS	(3,407)	(6,697)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,004	50,115

CASH AND CASH EQUIVALENTS, END OF PERIOD	$43,597	$43,418

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(In thousands, except share and per share data)

NOTE 1 —BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Technology Solutions Company and its subsidiaries (“TSC” or the “Company”). The consolidated balance sheet as of September 30, 2003, the consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002 and the consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2003 and for all periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the United States Securities and Exchange Commission (“SEC”) on March 20, 2003.

NOTE 2 — THE COMPANY

Delivering business benefits to companies through process and technology expertise, TSC is a systems integration and information technology consulting firm that focuses on rapid results. TSC’s core competencies include: enterprise resource management, supply chain management, customer relationship management, support services, and change management and training. Its services span the entire technology lifecycle — from strategy definition and planning; through implementation and integration; to extended support. The Company’s clients are primarily located throughout the United States but the Company also supports global deployments and some international clients in Europe.

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

In January 2003, the FASB issued FASB Interpretation No.46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after December 15, 2003. The Company does not expect that the provisions of FIN 46 will have a material impact on the Company’s results of operations or financial position.

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

SFAS No. 109 “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. As a result of operating losses incurred and reported during 2000, 2001 and the second quarter of 2003, as well as anticipated operating losses in the third quarter of 2003, and the uncertainty of the timing and amount of taxable income, the Company recorded a full valuation allowance against its deferred tax assets of approximately $19.9 million during the quarter ended June 30, 2003. This allowance was increased by $0.8 million to $20.7 million during the quarter ended September 30, 2003. If the realization of deferred tax assets in future periods is considered more likely than not, an adjustment to the deferred tax asset would increase net income in the period such determination is made. The amount of deferred tax assets considered realizable is based on significant estimates. Changes in these estimates could materially affect the Company’s financial condition and results of operations in future periods.

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

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

If the Company were to recognize compensation expense over the relevant service period under the fair-value method of SFAS No. 123 with respect to stock options granted and employee stock purchases for the three and nine months ended September 30, 2003 and all prior periods, net earnings would have decreased, resulting in pro forma net losses and losses per share as presented below:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net (loss) income:
As reported	$(2,092)	$540	$(27,079)	$783
Less: Stock-based compensation expense determined under fair value method for all awards, net of related taxes (as applicable)	(272)	(569)	(1,384)	(1,527)

Pro forma	$(2,364)	$(29)	$(28,463)	$(744)

Basic net earnings (loss) per common share:
As reported	$(0.05)	$0.01	$(0.67)	$0.02
Pro forma	$(0.06)	$0.00	$(0.70)	$(0.02)
Diluted net earnings (loss) per common share:
As reported	$(0.05)	$0.01	$(0.67)	$0.02
Pro forma	$(0.06)	$0.00	$(0.70)	$(0.02)

As of September 30, 2003 and 2002, options to purchase 10,167,922 and 10,764,488 shares of common stock were outstanding, respectively, and options to purchase an additional 2,959,218 and 2,453,466 shares of common stock were available for grant, respectively, under the Technology Solutions Company 1996 Stock Incentive Plan.

NOTE 6 — CAPITAL STOCK

The Company has a stock repurchase program, which allows for share repurchases of up to 11,525,327 shares of outstanding Company common stock (the “Repurchase Program”). During the nine months ended September 30, 2003 and 2002, the Company repurchased 277,000 shares for $286 and 3,285,600 shares for $4,493, respectively. The Company has repurchased an aggregate total of 6,762,627 shares since the inception of the Repurchase Program. As of September 30, 2003, there were 4,762,700 shares available to be purchased under the Repurchase Program.

The timing and size of any future stock repurchases are subject to market conditions, stock prices, cash position and other cash requirements.

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

NOTE 7 — (LOSS) EARNINGS PER COMMON SHARE

The Company discloses basic and diluted (loss) earnings per share in the consolidated statements of operations under the provisions of SFAS No. 128, “(Loss) Earnings Per Share.” Diluted (loss) earnings per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during each period presented, plus the dilutive effect of common equivalent shares arising from the assumed exercise of stock options using the treasury stock method. Common equivalent shares of 954,882 and 961,009 were not included in the diluted loss per share calculation as they were antidilutive for the three and nine months ended September 30, 2003, respectively. Basic (loss) earnings per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during each period presented.

Reconciliation of basic and diluted earnings per share for the three months ended:

	September 30, 2003			September 30, 2002

		Shares	Per		Shares	Per
	Net	(In	Common	Net	(In	Common
	Loss	Thousands)	Share	Income	Thousands)	Share

Basic (loss) earnings per share	$(2,092)	40,583	$(0.05)	$540	41,027	$0.01

Effect of stock options	—	—		—	535

Diluted (loss) earnings per share	$(2,092)	40,583	$(0.05)	$540	41,562	$0.01

Reconciliation of basic and diluted earnings per share for the nine months ended:

	September 30, 2003			September 30, 2002

		Shares	Per		Shares	Per
	Net	(In	Common	Net	(In	Common
	Loss	Thousands)	Share	Income	Thousands)	Share

Basic (loss) earnings per share	$(27,097)	40,553	$(0.67)	$783	42,268	$0.02

Effect of stock options	—	—		—	1,339

Diluted (loss) earnings per share	$(27,097)	40,553	$(0.67)	$783	43,607	$0.02

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

NOTE 8 — COMPREHENSIVE (LOSS) INCOME

The Company’s comprehensive (loss) income was as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net (loss) income	$(2,092)	$540	$(27,079)	$783
Other comprehensive income (loss):
Net unrealized holding gains on available-for-sale securities, net of tax	—	10	119	49
Translation adjustment	(3)	(40)	260	(108)

Other comprehensive (loss) income	(3)	(30)	379	(59)

Total comprehensive (loss) income	$(2,095)	$510	$(26,700)	$724

NOTE 9 — BUSINESS SEGMENTS

The Company operates in a single business segment. The Company’s clients are primarily located throughout the United States but the Company also supports global deployments and some international clients in Europe. The following is revenue, including reimbursements, and long-lived asset information by geographic area:

For and as of the three months		Foreign
ended September 30, 2003	United States	Subsidiary	Total

Revenues	$9,390	$51	$9,441
Identifiable assets	$63,491	$1,373	$64,864

For and as of the three months		Foreign
ended September 30, 2002	United States	Subsidiary	Total

Revenues	$20,661	$600	$21,261
Identifiable assets	$99,803	$865	$100,668

For and as of the nine months		Foreign
ended September 30, 2003	United States	Subsidiary	Total

Revenues	$36,545	$407	$36,952
Identifiable assets	$63,491	$1,373	$64,864

For and as of the nine months		Foreign
ended September 30, 2002	United States	Subsidiary	Total

Revenues	$70,642	$2,755	$73,397
Identifiable assets	$99,803	$865	$100,668

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

Foreign revenues and identifiable assets are based on the country in which the legal subsidiary is domiciled. No single foreign country’s revenues or identifiable assets were material to the consolidated revenues or identifiable assets of the Company.

NOTE 10 — OTHER EVENTS

In the second quarter of 2003, the Company recorded $5,211 in restructuring and other charges as a result of organizational changes announced in June 2003. These charges consisted of the severance costs of professional personnel and executives, and office reductions as well as professional fees incurred in connection with terminated negotiations with a party that had expressed interest in acquiring the Company. As of September 30, 2003, there was an accrual balance of $3,056. The Company expects to utilize the balance by 2005. The following table provides the components of this charge.

Restructuring and Other		Cash	Non-cash	Balance as of
Charges - 2003	Charge	Payments	Usage	Sept. 30, 2003

Severance costs (approximately 30 employees)	$3,917	$1,678	$33	$2,206
Office reductions	921	109	2	810
Professional fees	373	333	—	40

Total	$5,211	$2,120	$35	$3,056

In 2001, the Company recorded $9,256 in restructuring and other charges comprised of $6,930 relating to the closure of its Peer3 software development operation and $2,326 in non-Peer3 severance related costs. The Peer3 charge was more than originally anticipated and, as a result, this charge was increased by $82 to $7,012 during 2002. The non-Peer3 severance related costs were $227 lower than originally anticipated and, as a result, this charge was reduced by $227 to $2,099 during 2002. The Company made final payments related to these restructuring and other charges during 2002 and, accordingly, no further payments are due. The following tables provide the components of these charges.

		Cash	Non-cash	Balance as of
Peer3 Charge – 2001	Charge	Payments	Usage	Sept. 30, 2003

Goodwill impairment	$3,014	$—	$3,014	$—
Asset write-offs	866	—	951	(85)
Lease terminations	668	687	56	(75)
Severance costs (approximately 30 employees)	1,430	1,364	—	66
Professional fees	357	357	—	—
Computer lease, commitments and other costs	595	495	88	12

Total original charge	6,930	2,903	4,109	(82)

2002 adjustment	82	—	—	82

Total	$7,012	$2,903	$4,109	$—

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

Non-Peer3 Severance		Cash	Non-cash	Balance as of
Charge – 2001	Charge	Payments	Usage	Sept. 30, 2003

Severance costs (approximately 70 employees)	$1,480	$1,466	$—	$14
Asset write-offs	520	—	520	—
Other costs	326	113	—	213

Total original charge	2,326	1,579	520	227

2002 adjustment	(227)	—	—	(227)

Total	$2,099	$1,579	$520	$—

In 2000, the Company recorded a pre-tax charge of $4,701 for the closure of its Latin American operations. Subsequently in 2000, the Company collected $400 of accounts receivable previously written-off and, as a result, the cumulative charge was reduced to $4,301. As of September 30, 2003, there was an accrual balance of $211, which represented professional fees and various other closure costs and is expected to be utilized by the end of 2003. The following table provides the components of this charge.

		Cash	Non-cash	Balance as of
Latin America Charge - 2000	Charge	Payments	Usage	Sept. 30, 2003

Severance costs (approximately 40
employees)	$1,785	$1,574	$—	$211
Asset write-offs	2,916	—	2,916	—

Total original charge	4,701	1,574	2,916	211

Accounts receivable collections – 2000	(400)	(400)	—	—

Total	$4,301	$1,174	$2,916	$211

In 1999, the Company recorded $6,967 in restructuring and other charges associated with lease terminations, former executive severance costs, CourseNet Systems, Inc. acquisition costs and asset write-offs. On February 15, 2000, the Company distributed the common stock of eLoyalty Corporation (“eLoyalty”) owned by the Company to the Company’s stockholders (the “Spin-Off”). eLoyalty operated within the Company prior to the Spin-Off and is now a separate, publicly traded company. The Company determined that a portion of the lease terminations became unnecessary due to changes in TSC office usage by TSC and eLoyalty and also determined that the actual costs for these lease terminations would be less than previously anticipated and, as a result, the cumulative charge was reduced by $1,892 to $5,075 during 2000 and 2001 and by $144 to $4,931 during 2002. As of September 30, 2003, there was an accrual balance of $163, which relates to amounts that the Company is contractually obligated to pay through 2004 as a result of the lease terminations. The following table provides the components of this charge.

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

Restructuring and Other		Cash	Non-cash	Balance as of
Charges – 1999	Charge	Payments(1)	Usage	Sept. 30, 2003

Lease terminations	$3,011	$693	$35	$2,283
Former executive severance costs	1,814	1,747	150	(83)
CourseNet Systems, Inc. acquisition costs	1,300	—	1,300	—
Asset write-offs	842	—	842	—

Total original charge	6,967	2,440	2,327	2,200

2000 adjustment	(404)	—	—	(404)
2001 adjustment	(1,488)	—	—	(1,488)
2002 adjustment	(144)	—	—	(144)

Total	$4,931	$2,440	$2,327	$164

(1)	Net cash payments totaling $91 were made during the nine months ended September 30, 2003.

NOTE 11 — RELATED PARTY

During the nine months ended September 30, 2003 and 2002, the Company provided services to Bausch & Lomb, Inc (B&L). The Company’s former chairman, William H. Waltrip, and its current chairman, John R. Purcell, also serve as directors for B&L. The services performed related to B&L’s global IT integration project and were awarded following a competitive bidding process. The amount of revenues recognized for such services during the nine months ended September 30, 2003 and 2002 represented 7 percent and 2 percent of the Company’s total revenues before reimbursements, respectively, and during the quarters ended September 30, 2003 and 2002 represented 3 percent and 3 percent of such revenues before reimbursements, respectively. The net accounts receivable balances from these services as of September 30, 2003 and December 31, 2002 were $248 and $1,158, respectively.

TECHNOLOGY SOLUTIONS COMPANY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Revenues in 2003 continue to be impacted by economic uncertainties and weakness in the United States and global economies. As a result, demand for information technology services, such as those we provide, continues to be adversely impacted and our quarterly revenues have continued to decline. We expect that these general economic uncertainties and weaknesses may continue well into 2004 and perhaps beyond. We expect quarterly revenues in the fourth quarter to decline as compared to the third quarter of 2003.

In addition to the challenges presented by the difficult economic environment, we also believe we are in the midst of some fundamental changes in the information technology (“IT”) services industry. These changes include competition from application software firms as they continue to enhance services and implementation capabilities to increase their corporate revenue; offshore application development and system consulting and support firms which typically have lower labor costs and billing rates; and the proliferation of Enterprise Resource Planning (“ERP”) expertise within the IT departments of organizations, reducing the need to engage outside consulting help. This increase in supply of trained personnel will likely result in continued downward pressure on billing rates and gross margins, even after the overall economic climate improves and demand for IT services recovers from its current depressed state.

As a result of the difficult economic environment and the resulting depressed market conditions, we implemented business and organizational changes during the quarter ended June 30, 2003. These changes, which resulted in a pre-tax charge of $5.2 million, included the resignation and replacement of both our Chairman of the Board and our Chief Executive Officer and the rightsizing of our capacity (pursuant to our reduction in work force program) to better align it with our current and anticipated near-term demand (including personnel terminations and office reductions). The pre-tax charge also included professional fees incurred in connection with terminated negotiations with a party that had expressed interest in acquiring us.

The results of our operations are affected by general economic conditions as well as the level of economic activity and changes in the industries that we serve. Our business is also driven by the pace of technological change and the type and level of spending by our clients in the areas in which we provide services. Many factors can result in a deferral, reduction or cancellation of services requested by our prospective or current clients including budget constraints, economic conditions and perceived project progress, success or value. During periods of decreased demand, pricing pressures emerge as companies try to minimize costs and negotiate lower prices for our services. Our ability to successfully identify and prepare for these changes early in their cycles is a key driver of our performance. Therefore, our strategy is to try to anticipate these trends and identify cost-management initiatives that will allow us to manage costs relative to expected revenues as well as identifying opportunities to increase revenues. In addition, a significant portion of our revenues may be derived from large projects for a limited number of

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

clients. Accordingly, the loss of a significant client or the loss or delay of a significant project could adversely impact our revenues and financial position.

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

REVENUES

We derive our revenues from a variety of information technology services, including systems integration, packaged software integration and implementation services, programming, training and extended support services. For most of our engagements, we recognize revenues on contracts on a time and materials basis as work is performed, primarily based on hourly billing rates. For our fixed price contracts, we recognize revenues using the percentage-of-completion method, which is based on the percentage of work performed in the period compared to the total estimated work to be performed over the entire contract. Revenues are subject to revision as the contract progresses to completion. Any revisions in the estimate are charged to operations in the period in which the facts that give rise to the revision become known. Contracts are performed in phases. Losses on contracts, if any, are reserved in full when determined. Contract losses are determined by the amount by which the estimated cost of the contract exceeds the estimated total revenues that will be generated by the contract. Extended support revenues are recognized as services are rendered.

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

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Income Taxes
 We use an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided using currently enacted tax rates when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. Significant management judgement is required in determining its provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. We have generated certain deferred tax assets as a result of operating losses and temporary differences between book and tax accounting, as well as tax benefits resulting from the exercise of employee stock options which were recorded as additional paid-in capital in the period of exercise. Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. As a result of operating losses incurred and reported in 2000, 2001 and the second quarter of 2003, as well as anticipated operating losses in the third quarter of 2003, and the uncertainty of the timing and amount of future taxable income, we recorded a full valuation allowance against our deferred tax assets of approximately $19.9 million during the quarter ended June 30, 2003. This valuation allowance represents approximately $16.5 million in net deferred tax assets at March 31, 2003 plus an approximate $3.4 million tax benefit for the pre-tax loss for the three months ended June 30, 2003. This allowance was increased to $20.7 million as of September 30, 2003 due to an approximate $0.8 million tax benefit for the pre-tax loss for the three months ended September 30, 2003. If the realization of our deferred tax assets in future periods is considered more likely than not, an adjustment to our deferred tax asset would increase net income in the period such determination is made. The amount of deferred tax assets considered realizable is based on significant estimates. Changes in these estimates could materially affect our financial condition and results of operations in future periods.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2002

Revenues
 Consolidated net revenues were $9.4 million for the three months ended September 30, 2003, a decrease of 56 percent from the same period in the prior year. Revenues before reimbursements decreased 56 percent to $8.3 million from $19.1 million. We believe that this decline in revenues was primarily due to decreased demand for our services and an increase in competitive pricing arising out of the continuing economic uncertainties, fundamental changes in the IT services industry, and a decline in corporate information technology capital expenditures as large and small companies reassessed their goals and budgets.

During the three months ended September 30, 2003, two clients accounted for 27 percent of revenues before reimbursements (ExxonMobil Corp. – 16 percent and Caterpillar Inc. – 11 percent). During the three months ended September 30, 2002, two customers accounted for 38

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

percent of revenues before reimbursements (ExxonMobil Corp. – 22 percent and Caterpillar Inc. – 16 percent). We added 5 new clients and 25 new projects during the three months ended September 30, 2003 compared to 12 new clients and 24 new projects during the same period in the prior year. In addition, we performed work for 44 clients and 78 projects during the three months ended September 30, 2003 compared to 55 clients and 117 projects during the same period in the prior year.

During the quarters ended September 30, 2003 and 2002, we provided services to Bausch & Lomb, Inc (B&L). Our former chairman, William H. Waltrip, and our current chairman, John R. Purcell, also serve as directors for B&L. The services performed related to B&L’s global IT integration project and were awarded following a competitive bidding process. The amount of revenues recognized for such services during the quarters ended September 30, 2003 and 2002 represented 3 percent and 3 percent of our total revenues before reimbursements, respectively. The net accounts receivable balances from these services as of September 30, 2003 and December 31, 2002 were $248 thousand and $1,158 thousand, respectively.

Costs and Expenses
 Project personnel costs were $6.2 million for the three months ended September 30, 2003, a decrease of 40 percent from the same period in the prior year. This decrease was largely attributable to staff and salary reductions driven by our ongoing efforts to keep headcount and costs in line with demand for our services, as described earlier in this item. Professional domestic headcount decreased to 172 as of September 30, 2003 compared to 310 as of September 30, 2002. Annualized voluntary turnover increased to 23 percent from 16 percent for the three months ended September 30, 2002. Project personnel costs as a percentage of revenues before reimbursements increased to 74 percent for the three months ended September 30, 2003 from 55 percent from the same period in the prior year primarily due to a decline in average hourly billing rates. Average hourly billing rates decreased 20 percent to $139. The decline in hourly billing rates primarily reflects the increased competitive environment in the information technology consulting market as well as our project mix. Staff utilization remained unchanged at 71 percent.

Other project expenses were $1.2 million for the three months ended September 30, 2003, a decrease of 61 percent from the same period in the prior year. The decrease in other project expenses consisted of the following: a decrease in subcontractor costs of $0.3 million due to the decline in revenues and the corresponding limited use of subcontractors; a decrease in business development costs of $0.3 million, such as, travel, certain marketing costs and practice area development costs; a decrease in our normal severance costs of $0.8 million; and a decrease in various other costs of $0.4 million, primarily selling and sales related expenses. Other project expenses as a percentage of revenues before reimbursements decreased to 14 percent for the three months ended September 30, 2003 from 16 percent for the same period in the prior year as a result of our ongoing cost controls.

Bad debt expense was $0.1 million for the three months ended September 30, 2003 compared to $0.5 million for the same period in the prior year. This decrease was due to fewer collection

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

issues and lower revenues during the quarter compared to the same period in the prior year.

Management and administrative support costs decreased 21 percent to $3.2 million for the three months ended September 30, 2003 from $4.1 million in the same period in the prior year. This decrease resulted from a decrease in labor costs of $0.9 million as we reduced headcount as a result of our cost-management initiatives and our organizational changes announced in June 2003 (as discussed earlier in the Overview section).

During the quarter ended September 30, 2002, we reversed restructuring and other charges of $0.3 million. This amount consisted of $0.2 million from the non-Peer3 severance related costs recorded in 2001 and $0.1 million related to certain lease terminations recorded in 1999.

There was no incentive compensation expense for the three months ended September 30, 2003 as performance targets, goals and objectives were not achieved. For the quarter ended September 30, 2002, incentive compensation expense was $0.8 million. Depending on the Company’s performance in the fourth quarter of 2003 relative to quantitative and qualitative objectives, we will review and adjust incentive compensation, as appropriate.

Operating Loss/Income
 Consolidated operating loss was $2.3 million for the three months ended September 30, 2003 compared to operating income of $0.6 million for the same period in the prior year. The operating loss was mainly due to the decline in revenues as well as higher project personnel costs as a percent of revenues due to lower billing rates.

Other Income
 Other income for the three months ended September 30, 2003 was $0.2 million compared to $0.3 million for the same period in the prior year. The decrease was a result of lower interest rates year over year. Our cash and cash equivalents were primarily invested in overnight money market type accounts. Average interest rates were approximately 0.92 percent for the three months ended September 30, 2003 compared to approximately 1.72 percent during the same period in the prior year.

Income Tax Provision
 We did not recognize an income tax benefit for the three months ended September 30, 2003 since we recorded a full valuation allowance against our deferred taxes during the three months ended June 30, 2003.

Shares Outstanding
 Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding decreased due to the repurchase of outstanding shares during prior periods under our previously announced repurchase program as well as a reduction in the dilutive effect of common equivalent shares due to a decline in our stock price. We did not purchase any of our shares during the three months ended September 30,

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

2003. During the three months ended September 30, 2002, we repurchased 1,536,900 shares of our Common Stock at an average price of $1.11 per share.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenues
 Consolidated net revenues were $37.0 million for the nine months ended September 30, 2003, a decrease of 50 percent from the same period in the prior year. Revenues before reimbursements decreased 50 percent to $33.3 million from $65.9 million. We believe that this decline in revenues was primarily due to decreased demand for our services and an increase in competitive pricing arising out of the continuing economic uncertainties, fundamental changes in the IT services industry and a decline in corporate information technology capital expenditures as large and small companies reassessed their goals and budgets.

Costs and Expenses
 Project personnel costs were $23.0 million for the nine months ended September 30, 2003, a decrease of 37 percent from the same period in the prior year. This decrease was largely attributable to staff and salary reductions driven by our ongoing efforts to keep headcount and costs in line with associated demand for our services, as described earlier in this item. Project personnel costs as a percentage of revenues before reimbursements increased to 69 percent for the nine months ended September 30, 2003 from 55 percent from the same period in the prior year primarily due to a decline in average hourly billing rates and staff utilization. Average hourly billing rates decreased 11 percent to $156. The decline in hourly billing rates reflects the increased competitive environment in the information technology consulting market. Staff utilization declined to 65 percent from 69 percent.

Other project expenses were $4.1 million for the nine months ended September 30, 2003, a decrease of 59 percent from the same period in the prior year. The decrease in other project expenses consisted of the following: a decrease in subcontractor costs of $1.4 million due to the decline in revenues and the corresponding limited use of subcontractors; a decrease in business development costs of $1.6 million, such as, travel, certain marketing costs and practice area development costs; a decrease in headcount related costs of $0.4 million, which included training, computer and communication costs; a decrease in our normal severance costs of $1.5 million; and a decrease in various other costs of $1.0 million, primarily selling and sales related expenses. Other project expenses as a percentage of revenues before reimbursements decreased to 12 percent for the nine months ended September 30, 2003 from 15 percent for the same period in the prior year as a result of the Company’s ongoing cost controls.

Bad debt expense was $0.3 million for the nine months ended September 30, 2003 compared to $1.2 million for the same period in the prior year. This decrease was due to fewer collection

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

issues and lower revenues during the nine months ended September 30, 2003 compared to the same period in the prior year.

Management and administrative support costs decreased by 23 percent to $11.4 million for the nine months ended September 30, 2003 from $14.9 million in the same period in the prior year. This decrease mainly resulted from a decrease in labor costs of $2.1 million as we reduced headcount and salaries as a result of our cost-management initiatives and our organizational changes announced in June 2003 (as discussed in the following paragraph); and a decrease in various other costs, such as, office and occupancy related, travel and legal costs of $1.4 million due to reduced headcount and our continued cost controls.

In the second quarter of 2003, we recorded $5.2 million in restructuring and other charges as a result of organizational changes announced in June 2003. These charges consisted of the severance costs of professional personnel and executives and office reductions as well as professional fees incurred in connection with terminated negotiations with a party that had expressed interest in acquiring us. As of September 30, 2003, there was an accrual balance of $3.1 million. We expect to utilize the balance by 2005. The following table provides the components of this charge.

Restructuring and Other		Cash	Non-cash	Balance as of
Charges - 2003 (in thousands)	Charge	Payments	Usage	Sept. 30, 2003

Severance costs (approximately 30 employees)	$3,917	$1,678	$33	$2,206
Office reductions	921	109	2	810
Professional fees	373	333	—	40

Total	$5,211	$2,120	$35	$3,056

During the quarter ended September 30, 2002, we reversed restructuring and other charges of $0.3 million. This amount consisted of $0.2 million from the non-Peer3 severance related costs recorded in 2001 and $0.1 million related to certain lease terminations recorded in 1999.

Incentive compensation expense was $0.3 million for the nine months ended September 30, 2003 compared with $3.3 million in the same period in the prior year. Incentive compensation as a percentage of revenues excluding reimbursements decreased to 1 percent during the nine months ended September 30, 2003 compared to 5 percent in the same period in the prior year since there was no incentive compensation expense for the three months ended September 30, 2003 and the three months ended June 30, 2003 as performance targets, goals and objectives were not achieved. Depending on the Company’s performance in the fourth quarter of 2003 relative to quantitative and qualitative objectives, we will review and adjust incentive compensation, as appropriate.

Operating Loss/Income
 Consolidated operating loss was $11.2 million for the nine months ended September 30, 2003

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

compared to consolidated operating income of $0.5 million for the same period in the prior year. Our operating loss for the nine months ended September 30, 2003 included restructuring and other charges of $5.2 million. The operating loss, excluding the restructuring charge, was mainly due to the decline in revenues as well as higher project personnel costs as a percent of revenues due to lower staff utilization and billing rates.

Other Income
 Other income for the nine months ended September 30, 2003 was $0.7 million compared to $0.9 million for the same period in the prior year. The decrease is a result of lower interest rates year over year. Our cash and cash equivalents were primarily invested in overnight money market type accounts. Average interest rates were approximately 1.09 percent during the nine months ended September 30, 2003 compared to approximately 1.85 percent during the same period in the prior year.

Income Tax Provision
 Our tax provision for the nine months ended September 30, 2003 was $16.6 million compared to $0.5 million for the same period for the prior year. The 2003 charge results from the $20.7 million valuation allowance for our deferred tax assets, net of approximately $4.1 million in tax benefits related to our operating losses in the second and third quarters of 2003.

Shares Outstanding
 Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding decreased due to the repurchase of outstanding shares under our previously announced repurchase program as well as a reduction in the dilutive effect of common equivalent shares due to a decline in our stock price. During the nine months ended September 30, 2003 under the repurchase program, we purchased 277,000 shares of our Common Stock at an average price of $1.03 per share compared to 3,285,600 shares at an average price of $1.37 per share in the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $5.4 million and $2.5 million for the nine months ended September 30, 2003 and 2002, respectively. Net cash used in operating activities for the nine months ended September 30, 2003 included payments related to the 2002 incentive compensation and 401k match payments (but funded during the first quarter of 2003), payments related to the June 30, 2003 restructuring and other charges as well as annual corporate insurance payments, partially offset by accounts receivable collections. These payments resulted in a decrease in accrued compensation and related costs as well as restructuring accruals and an increase in other current assets. The accounts receivable collections contributed to improved days sales outstanding during the period. Days sales outstanding improved by 4 days to 60 days at September 30, 2003 as compared to September 30, 2002 primarily due to enhanced collections

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

efforts.

Cash commitments relating to remaining restructuring and other charges are $2.2 million in severance costs, $0.9 million in office costs and $0.3 million in other commitments. The anticipated cash outflows for these restructuring and other charges are as follows: $0.7 million for the fourth quarter of 2003, $1.5 million in 2004 and the remaining balance of $1.2 million in 2005 and thereafter. Other estimated future cash commitments include various office facilities, property and office equipment under operating leases and other costs that expire at various dates. The minimum cash commitments under these non-cancelable operating leases and other obligations with terms in excess of one year, net of restructuring and other charges, are as follows: $0.4 million for the remaining quarter in 2003, $1.2 million in 2004 and $0.4 million in 2005. In addition, we have a minimum remaining annual commitment for telecommunications of $0.3 million for the remaining quarter in 2003. The Company has no guarantees of third party debt as of September 30, 2003.

Net cash provided by investing activities was $1.8 million for the nine months ended September 30, 2003 from the sale of available-for-sale securities. We currently have no material commitments for capital expenditures.

Net cash used in financing activities was $0.1 million for the nine months ended September 30, 2003. During the nine months ended September 30, 2003 we purchased 277,000 shares of our Common Stock under our share repurchase program for $0.3 million and received $0.2 million from purchases under the employee stock purchase plan.

Our primary sources of liquidity are our existing cash and cash equivalents. Our cash and cash equivalents at September 30, 2003 were $43.6 million. Depending on revenues and cash collections, we expect our cash and cash equivalent balance at December 31, 2003 to be approximately $37 million to $39 million. We believe that these sources are sufficient to meet our current cash requirements. Our investment policy is to maintain most of our cash and cash equivalents in highly liquid, large money market type funds. This policy exposes us to short-term interest rate fluctuations. Operating results and liquidity, including our ability to raise additional capital, if necessary, may be materially and adversely affected by reduced demand for the Company’s services. While it is our general and ongoing strategy to match our capacity with demand for our services, this is not always practical given long-term strategic plans and, even when implemented, may not achieve the necessary cost savings. In addition, a number of other factors, including changes in general economic conditions, technological changes, competition, and the suspension or cancellation of a large project could have an adverse effect on future results and liquidity. These aforementioned factors, as well as other factors, are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 under Management’s Discussion and Analysis of Financial Condition and Results of Operations “Assumptions Underlying Certain Forward-Looking Statements and Factors that May Affect Future Results.”

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

We had a $10.0 million unsecured line of credit facility (the “Facility”) with Bank of America National Trust and Savings Association that expired on March 31, 2003. We had never borrowed against the Facility and accordingly, we chose not to renew it upon its expiration.

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

In January 2003, the FASB issued FASB Interpretation No.46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after December 15, 2003. We do not expect that the provisions of FIN 46 will have a material impact on our results of operations or financial position.

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

TECHNOLOGY SOLUTIONS COMPANY

PART I. FINANCIAL INFORMATION
(Continued)

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TSC is exposed to interest rate fluctuations. Changes in interest rates affect interest income and expense on cash and cash equivalents and marketable securities held in trust. The Company’s cash and cash equivalents are primarily invested in overnight money market type accounts. Average interest rates were approximately 1.09 percent during the nine months ended September 30, 2003 compared to approximately 1.85 percent during the same period in the prior year and 0.92 percent during the three months ended September 30, 2003 compared to approximately 1.72 percent during the same period in the prior year. Based on the cash and cash equivalents balances as of September 30, 2003 and 2002, a hypothetical 1.00 percent increase in interest rates would have resulted in approximately $0.1 million in additional net investment income during each of the quarters ended September 30, 2003 and 2002 and approximately $0.3 million during each of the nine months ended September 30, 2003 and 2002.

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

ITEM 4—CONTROLS AND PROCEDURES

The management of the Company, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 (b) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information relating to the Company that is required to be included in the reports that the Company files with the SEC is made known to them in a timely fashion. There have been no changes in the Company’s internal controls over financial reporting that were identified during the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

One report on Form 8-K was filed during the quarter ended September 30, 2003. This report, dated July 31, 2003, announced the Company’s second quarter 2003 results of operations.

All other items in Part II are either not applicable to the Company during the quarter ended September 30, 2003, the answer is negative, or a response has been previously reported and an additional report of the information is not required, pursuant to the instructions to Part II.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY SOLUTIONS COMPANY

Date:	November 12, 2003	By:	/s/ TIMOTHY P. DIMOND

Timothy P. Dimond
Chief Financial Officer