Form 10-K
period 2003-12-31
TECHNOLOGY SOLUTIONS COMPANY
filed 2004-03-19
CIK 877645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003
Commission file number 0 - 19433

Technology Solutions Company

Incorporated in the State of Delaware
IRS Employer Identification No. 36-3584201

205 North Michigan Avenue, Suite 1500, Chicago, Illinois 60601
(312) 228-4500

Securities Registered Pursuant To
Section 12(g) Of The Act:

Common Stock, $.01 par value per share

Preferred Stock Purchase Rights

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ] No [✓]

The aggregate market value of the registrant’s voting stock held by nonaffiliates of the registrant (based upon the per share closing price of $1.00 on June 30, 2003, and, for the purpose of this calculation only, the assumption that all of registrant’s directors and executive officers are affiliates) was approximately $40 million.

The number of shares outstanding of the registrant’s Common Stock, $.01 par value per share, as of March 5, 2004 was 40,818,469.

Documents Incorporated by Reference:

Information required by Part III (Items 10, 11, 12, 13 and 14) of this document is incorporated by reference to certain portions of registrant’s definitive Proxy Statement distributed in connection with its 2004 Annual Meeting of Stockholders.

TECHNOLOGY SOLUTIONS COMPANY
FORM 10-K

Page i

Technology Solutions Company

PART I.

ITEM 1. BUSINESS

General

Delivering business benefits through the application of information technology (“IT”), Technology Solutions Company is a consulting company that focuses on rapid results. TSC helps clients select, install, upgrade and optimize the software systems that run their business operations. We focus on manufacturing and distribution, supply chain, financial, human resources, and customer service systems. Our range of services include project planning, software selection, reengineering, implementation, upgrades, training, and outsourcing, with specialized expertise in product configuration solutions, forensic technology consulting and project turn-arounds as well as new service offerings such as Sarbanes-Oxley compliance and Use Tax technology.

As used herein, the terms “TSC” or the “Company,” unless the context otherwise clearly requires, refers to Technology Solutions Company and its subsidiaries. TSC trades on the Nasdaq Stock Market® under the symbol “TSCC.” TSC is incorporated under the laws of the state of Delaware and operates within one reportable business segment. This report discusses the twelve months ended December 31, 2003.

Since its inception in May 1988, the Company has performed over 2,300 successful projects (including more than 150 international projects) with more than 840 clients (including 22 of the Dow 30 and 63 of the Fortune 100).

The Company’s principal executive office is located in Chicago, Illinois, with additional offices in Atlanta, Georgia and New York, New York.

This 10-K Report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to economic, business, competitive, market, regulatory and other factors. For a discussion of certain of the assumptions and risk factors underlying any forward-looking statements contained herein and which could otherwise effect our business, refer to the section entitled “Assumptions Underlying Certain Forward-Looking Statements and Factors That May Affect Future Results” contained in Item 7 hereof.

Services

TSC provides services on a client-specific basis that allows the Company to focus on each client’s needs. The Company offers business process and technology expertise in functional areas such as Enterprise Resource Planning (“ERP”), supply chain management, managed IT services, and change management and training. These services are provided to various vertical markets including discrete manufacturing. Working side-by-side in a collaborative environment with the client, TSC typically assigns small, experienced teams with senior-level involvement, helping to ensure a cost-effective and successful completion of the project, along with efficient transfer of knowledge to the client.

TSC is equipped with best practice toolkits and templates that help make process design and technology implementations fast and reliable. The Company’s industry-seasoned project managers and integration specialists use field-tested methodologies and best practices assembled from years of industry and consulting experience. With its track record of successful projects and experience, the Company provides clients with a strong, long-term partner.

TSC’s principal expertise continues to be system integration services for business-critical enterprise applications, including core enterprise software solutions from SAP AG and its U.S. subsidiary SAP America, Inc. (SAP) and PeopleSoft, Inc. (PeopleSoft). Historically, these services have been the cornerstone of TSC’s solutions and currently represent over 80 percent of the Company’s revenue.

TSC’s services range across all phases of a project lifecycle. TSC offers assessment and other planning activities, as well as implementation expertise and extended support/managed IT services.

•	Assessment — TSC’s services may begin with targeted assessments that include a review of a client’s current business and IT strategies. The assessments are used to determine priorities, outline expected business benefits and provide a roadmap to guide future actions.

•	Software Selection — TSC possesses a current and strong understanding of both packaged application software and other third party software products. TSC uses a comprehensive methodology to identify, evaluate and select system software for clients, covering everything from initial process design to vendor negotiations.

•	Project Planning and Implementation — Subsequent to a requirements definition by either TSC or the client, TSC develops specific project plans to support the appropriate business and IT strategies, assists in the selection of the appropriate platform and architecture, then, as appropriate, transitions into the implementation stages. Implementations can span a range of enterprise processes and functional areas and may include benefits realization activities that monitor and measure the impacts of specific initiatives.

•	Systems Integration and Project Management — TSC’s project manager may be assigned overall project management responsibility during the development and implementation phases and in that capacity oversee the team assembled by TSC (typically consisting of a combination of TSC, client and vendor personnel) to implement the project and coordinate various hardware, software, networking and other components.

•	Quality Assurance — The Company maintains a quality assurance (“QA”) program in which project teams prepare a quality assurance plan before the engagement begins. The plan includes formal reviews to assure early identification and resolution of problems and issues. We believe that TSC’s QA program helps to ensure the successful completion of the project and the long-term satisfaction of the customer. The knowledge gained through quality assurance reviews is leveraged by the Company to continuously improve TSC’s implementation methodologies, thereby helping the Company foresee and eliminate potential problems on projects.

•	Change Management & Training — TSC’s Change and Learning Technologies (“CLT”) group assists clients in managing the human side of implementing strategic change in a corporate environment by providing change management services, customized training programs, eLearning services and multimedia programming.

•	Managed Application Support — TSC offers managed IT services to support clients, including help desks and managed hosting. These services help reliably deliver availability, security and performance.

•	Specialty Services — TSC currently offers a range of specialty services that address targeted industry and business concerns. These services include:

•	Product Configuration and Guided Selling Applications

•	Forensic Technology Assessment and Consulting

•	Sarbanes-Oxley Compliance

•	Use Tax Technology

•	Project Turn-Arounds

Customers

TSC’s business is primarily focused on the commercial market. TSC primarily serves customers based in the United States, but also supports global deployments and some international clients. The Company’s typical clients are firms with over $500 million in annual revenue. During 2003, TSC performed project work for over 80 corporations, including eight of the Fortune 100 companies. During 2003, the top two customers represented 15 percent (Exxon Mobil Corp.) and 11 percent (Caterpillar Inc.) of revenues before reimbursements, respectively. During 2002, the top three customers represented 21 percent (Exxon Mobil Corp.), 16 percent (Caterpillar Inc.) and 10 percent (Pfizer Inc.) of revenues before reimbursements, respectively. During 2001, the top two customers represented 14 percent (Exxon Mobil Corp.) and 12 percent (Caterpillar Inc.) of revenues before reimbursements, respectively.

Competition

The IT consulting and systems integration markets are highly competitive and include organizations from a variety of market segments. Participants include systems integration firms; contract programming companies (including offshore groups); application software firms; the service groups of computer equipment companies; and general management consulting firms.

Thousands of firms fall into these categories. Among the more recognizable participants and competitors in the consulting and systems integration business are Accenture Ltd. (Accenture); BearingPoint, Inc. (formerly KPMG Consulting, Inc.); Cap Gemini Ernst & Young; Cognizant Technology Solutions (Cognizant); Computer Sciences Corporation (CSC); Deloitte Consulting; Electronic Data Systems Corporation (EDS); IBM Corporation; Infosys Technologies Limited (Infosys); Satyam Computer Services Ltd. (Satyam); Tata Consulting Services (TCS); and Wipro Technologies (Wipro). In addition, we also compete against smaller service providers with specific, more narrowly focused service offerings.

We believe that the principal competitive factors include:

•	The size of competitors, since larger and better-capitalized competitors have significantly greater financial, technical and marketing resources then we do as well as greater name recognition;

•	Innovative service and product offerings as well as technical and industry expertise, including specialty services;

•	Price;

•	Quality of services and solutions as well as the ability to achieve results on a timely basis and the perceived ability to add value.

The Company is facing increased competition from application software firms, such as SAP, as they continue to enhance their services and to increase their revenue by selling implementation with their software. Despite these competitive pressures, TSC continues to maintain strategic relationships with these software firms to ensure that the Company remains at the forefront of the latest product and technological advances, and to leverage joint marketing opportunities when available.

Participants in the IT consulting and systems integration business are also facing increasing competition from in-house systems staff, particularly in the ERP area. In-house systems staffs are often considered to be a lower cost alternative to outside systems firms. The use of in-house staff permits the client to build skills for maintaining and enhancing the system, as well as skills to implement future systems.

In recent years there has also been increased competition from offshore application development and systems consulting and support firms. These firms typically have substantially lower labor costs and billing rates than domestic firms and resources.

Competition has intensified in recent years as a result of both economic and market pressures. Pricing pressures have emerged as clients try to minimize costs, negotiate lower prices, or perform IT services in-house. In addition, the reduced demand for IT services has lead to greater price competition within the industry for the available work. For example, some of TSC’s larger competitors have pursued smaller engagements that they may have otherwise refrained from pursuing. Because of this competitive environment and resulting pricing pressures, our average hourly billing rates have been declining, dropping 17 percent in 2003 compared to 2002.

Competitive Differentiation

TSC believes it competes primarily on the basis of the experience and expertise of its project managers and seasoned personnel; its proven track record in applying new technologies and innovative business solutions; its specialty services that address targeted industry and business concerns; its use of custom implementation tools; and the quality of its work products. Regarding price, TSC believes that it has hourly bill rates similar to its competitors, but typically performs the work in fewer hours because of its more experienced consulting professionals, thus providing a lower overall cost to the client. TSC has a strong heritage of referenceable client successes that date back to its inception in 1988.

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

TSC works in close conjunction with client personnel. Under this partnering approach, TSC can provide project management and other higher-end skills if they are not available in the client organization. TSC endeavors to help each of its clients increase the knowledge and skills of its applicable organizations, and provide the necessary knowledge transfer so that the client is better able to maintain its new system at the end of the engagement.

Sales and Marketing

TSC employs several primary revenue generation approaches – through the relationships its Client Officer’s (as described in the following paragraph) cultivate, through selling efforts of its business development professionals, through its specialty services that address targeted industry and business concerns and through its direct marketing programs.

TSC utilizes a client relationship-selling model in most of its business areas. One critical component in this selling model is TSC’s Client Officers. A Client Officer is assigned to every client and leads the team that typically includes a project manager and staff. TSC’s Client Officers are responsible for growing and enhancing the relationship between TSC and its current and past clients. By developing a thorough knowledge of the client’s business and maintaining a close working relationship with the client’s senior management team, TSC’s Client Officers are able to establish TSC as a business partner in the eyes of the client, rather than just a vendor. By having a detailed knowledge of the mission, vision and strategy of the client, TSC strives to be the preferred supplier of technology and systems integration consulting services to each client. In fact, in 2003 over 85 percent of our revenues before reimbursements came from ongoing multi-year engagements and from clients for whom we have previously performed work.

TSC also employs business development professionals. These professionals identify referral opportunities to potential clients who may engage the Company for consulting, integration and implementation services to leverage its industry- or solution-specific expertise. These referral opportunities are generated through their relationships with local representatives of the leading software vendors. In addition, they utilize TSC’s range of direct marketing programs to generate a pipeline of business opportunities for business development initiatives; and identify other opportunities for business development through their contacts, business knowledge and other networking initiatives.

Alliances

The Company maintains strategic alliances and relationships with key packaged software providers. These relationships help the Company keep current with technology advances. TSC’s relationships include the following vendors: SAP, PeopleSoft, Inc., Adexa, Inc., Agile Software Corporation, Apriso and Ariba Inc. TSC also maintains relationships with other service providers in order to provide integrated solutions to client needs, and to leverage business development opportunities.

International

TSC has limited international operations, which represented one percent of revenues for the year ended December 31, 2003 (see Note 13 in “Notes to Consolidated Financial Statements”). These international operations are in Europe. TSC had no projects in Europe as of December 31, 2003 and, as a result, there is no local staffing at the Company’s international operations as of December 31, 2003. For discussion of certain risks related to the Company’s International Operations, see “Risks of Conducting International Operations” under “Assumptions Underlying Certain Forward-Looking Statements and Factors That May Affect Future Results.”

Personnel

As of December 31, 2003, TSC had a total professional staff of 181 (excluding Infrastructure). The following table summarizes, as of December 31, 2003, the experience levels of TSC’s professional staff (excluding eight business development professionals).

	Average Relevant Experience (Years)
	% of
Level	Total	Consulting	Industry	Total
Client Officers	5%	13	6	19
Vice Presidents	13%	11	9	20
Senior Principals	22%	9	12	21
Principals	43%	7	10	17
Senior Consultants	11%	6	3	9
Consultants	6%	3	2	5

Infrastructure

As of December 31, 2003, TSC had a staff of 26 individuals who comprised the corporate infrastructure support function. The services provided by infrastructure include: senior corporate management; accounting; financial reporting; finance; tax; legal; treasury; human resources; employee benefits; marketing; public and investor relations; office operations; staffing of our project personnel; recruiting; training; internal communications; internal technology applications; management of new business opportunities; planning; quality assurance; and risk management.

Intellectual Property Rights

Most of the Company’s clients require that the Company grant to them proprietary and intellectual property rights with respect to the work product resulting from the Company’s performance of services, including the intellectual property rights to any custom software developed by the Company for them. Each grant of proprietary and intellectual property rights limits the Company’s ability to reuse work product with other clients. In a limited number of such situations, the Company has obtained, and in the future may attempt to obtain, an ownership interest or a license from its clients to permit the Company to reuse or resell such work product. These arrangements may be nonexclusive or exclusive, and licensors to the Company may retain the right to sell products and services that compete with those of the Company. There can be no assurance, however, that the Company will be able to negotiate such licenses in the future. During 2003, there were no revenues relating to the licensing of intellectual property rights.

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

Spin-Off

On February 15, 2000, TSC distributed the common stock of eLoyalty Corporation (“eLoyalty”) owned by the Company to the Company’s stockholders.

Executive Officers of the Registrant

The executive officers of TSC are as follows:

Stephen B. Oresman	Chief Executive Officer
Ard Geller	Senior Vice President and Chief Consulting Officer
Timothy P. Dimond	Senior Vice President and Chief Financial Officer
Paul R. Peterson	Senior Vice President, General Counsel and Corporate Secretary

Stephen B. Oresman, age 71, has been Chief Executive Officer of the Company since June 2003 and a Director since July 1988. Since 1990, he has served as President of Saltash, Ltd., a management consulting firm. He previously served as Senior Vice President of Booz, Allen & Hamilton, Inc. and Chairman of Booz, Allen & Hamilton International, parent and subsidiary consulting firms, and was also associated with BBDO (now part of Omnicom Group, Inc.) as President of its Diversified Agency Group. He is also a Director of Cleveland-Cliffs Inc.

Ard Geller, age 54, joined TSC in September 1995 as Senior Vice President and was appointed Chief Consulting Officer in June 2003. Prior to coming to TSC, he worked for international and domestic affiliates of Mobil Corporation (now Exxon Mobil Corporation) during the period 1974 to 1995 in various leadership roles. He received a Doctorate in Physics from the University of Rome in Italy.

Timothy P. Dimond, age 44, has been Senior Vice President and Chief Financial Officer of TSC since January 2002. He first joined TSC in 1994 as Corporate Controller and from April 1999 through December 2000 he served as Senior Vice President and Chief Financial Officer. In August 1998, he served as Vice President of Finance and Chief Accounting Officer after serving as the Vice President of Latin America Operations from 1996 to 1998. In 2001 he was self-employed as a consultant and he performed consulting services for various organizations.

Paul R. Peterson, age 62, joined TSC in September 1992 as Vice President and General Counsel and was appointed Corporate Secretary in October 1992. In June 1996, he was made a Senior

Vice President of the Company. Prior to coming to TSC, he worked for Bridgestone/Firestone, Inc. during the periods 1981 to 1984 and 1987 to 1992 where he held several positions including Divisional General Counsel. From 1984 to 1987, he was a corporate executive with Block Management Corporation, an H&R Block subsidiary, which managed Hyatt Legal Services. He served at the Federal Trade Commission as a senior executive from 1974 to 1981, and as a trial attorney from 1971 to 1974. From 1967 to 1970 he was a lawyer with the Judge Advocate General Corps of the United States Navy. He currently serves on the Board of Directors of American Specialty Health Insurance Company.

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

ITEM 2. PROPERTIES

TSC’s principal executive office is located at 205 North Michigan Avenue, Suite 1500, Chicago, Illinois 60601. TSC’s lease on these premises expires July 31, 2004. TSC also leases facilities in Atlanta, Georgia and New York, New York. TSC believes that these facilities are adequate for its current business needs and that it will be able to obtain suitable space as needed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2003.

Technology Solutions Company

PART II.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is traded on The Nasdaq Stock Market® under the symbol “TSCC.” As of March 5, 2004, there were approximately 300 holders of record of the Company’s Common Stock. That number does not include beneficial owners of Common Stock whose shares are held in the name of banks, brokers, nominees or other fiduciaries.

The following table sets forth the range of high and low trade prices on The Nasdaq Stock Market® for the Company’s Common Stock for each calendar quarter in the years ended December 31, 2003 and 2002.

Quarter Ended	High	Low
March 31, 2002	$2.25	$1.57
June 30, 2002	$1.85	$1.13
September 30, 2002	$1.40	$0.74
December 31, 2002	$1.46	$0.74
March 31, 2003	$1.30	$0.95
June 30, 2003	$1.31	$0.85
September 30, 2003	$1.37	$0.91
December 31, 2003	$1.80	$1.04

On March 5, 2004, the last reported sale price on The Nasdaq Stock Market® for the Company’s Common Stock was $1.16.

The market price for the Company’s Common Stock may be significantly affected by factors such as the announcement of new products or services by the Company or its competitors, technological innovation by the Company, its competitors or other vendors, quarterly variations in the Company’s operating results or the operating results of the Company’s competitors, general conditions in the Company’s and its customers’ markets, changes in the earnings estimates by analysts or reported results that vary materially from such estimates. In addition, from time to time the stock market experiences significant price fluctuations that affect the market prices of equity securities of many companies and that often are unrelated to the operating performance of such companies. These broad market fluctuations may materially and adversely affect the market price of the Company’s Common Stock. Following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company and its officers and directors. Any such litigation against the Company could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

The Company has never paid cash dividends on its Common Stock and currently intends to retain all earnings for use in the expansion of its business and other corporate purposes. The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data that is derived from the Company’s audited financial statements. All the information should be read in conjunction with the Company’s audited financial statements and notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this filing. The Company’s audited statements of operations for the years ended December 31, 2003, 2002, and 2001 and the audited balance sheets as of December 31, 2003 and 2002 are included elsewhere in this filing. The corresponding selected financial data set forth below should be read in conjunction with such audited financial statements. All amounts are in thousands, except per share data.

	For the Years Ended December 31,
	2003	2002	2001	2000	1999
Consolidated Statement of Operations Data:
Revenues	$45,640	$92,368	$143,317	$151,130	$179,523
Operating (loss) income	(13,690)	981	(14,439)	(7,525)	(20,697)
(Loss) income from continuing operations	(29,503)	1,230	(8,910)	(2,662)	(11,578)
Income from discontinued operations, net	—	—	—	—	5,133
Loss on distribution of discontinued operations, net	—	—	—	—	(6,789)
Net (loss) income	$(29,503)	$1,230	$(8,910)	$(2,662)	$(13,234)

Basic net (loss) earnings per common share:
Continuing operations	$(0.73)	$0.03	$(0.20)	$(0.06)	$(0.27)
Discontinued operations	—	—	—	—	(0.04)

Net (loss) earnings per common share	$(0.73)	$0.03	$(0.20)	$(0.06)	$(0.31)

Diluted net (loss) earnings per common share:
Continuing operations	$(0.73)	$0.03	$(0.20)	$(0.06)	$(0.27)
Discontinued operations	—	—	—	—	(0.04)

Net (loss) earnings per common share	$(0.73)	$0.03	$(0.20)	$(0.06)	$(0.31)

	December 31,
	2003	2002	2001	2000	1999
Consolidated Balance Sheet Data:
Total assets	$60,169	$99,244	$113,933	$127,638	$223,309
Long-term debt	—	—	—	—	—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In 2003, demand for information technology (“IT”) services, such as those we provide, continued to be adversely impacted by the continuing economic uncertainties, fundamental changes in the IT services industry and a decline in corporate capital sending for information technology projects. As a result, our revenues continued to decline and our quarterly revenues have declined for ten consecutive quarters.

The results of our operations are affected by general economic conditions as well as the level of economic activity and changes in the industries the we serve. While there have been some indications that the general economy and the IT consulting services market is improving, we did not experience an increase in demand for our services during 2003 and there is no assurance that these improving conditions will result in an increase in our future revenues given the fundamental changes in the IT service industry as set forth below. In addition, increases in demand for our services generally tend to lag behind economic cycles. Accordingly, the benefit to our business of any economic recovery may take longer to realize.

As a result of the difficult economic environment and the resulting depressed market conditions, we implemented changes during the quarter ended June 30, 2003 (as more fully described further in this section). In making these changes, we made decisions to (1) maintain our project personnel headcount at a level we believe is necessary to enable us to grow our business, (2) invest in a range of specialty services that address targeted industry and business concerns in order to differentiate us from our competition and (3) invest in marketing initiatives to support these specialty services. We believe that partially as a result of these efforts, our quarterly revenues in the first quarter of 2004 will not decline as compared to the fourth quarter of 2003, the first sequential quarter without a decline since the quarter ended June 30, 2001. We incurred operating losses in all four quarters during 2003 and we will likely continue to incur operating losses during 2004 as we take steps to refocus and rebuild our business.

In addition to the challenges presented by the difficult economic environment, we also believe that the information technology services industry is undergoing some fundamental changes, resulting in increased competitive pressure. These changes include competition from application software firms as they continue to enhance services and implementation capabilities to increase their revenue; offshore application development and system consulting and support firms which typically have much lower labor costs and billing rates; and the proliferation of Enterprise Resource Planning (“ERP”) expertise within the IT departments of organizations, reducing the need to engage outside consulting help. This increase in the supply of trained personnel is expected to result in continued pressure on billing rates and margins, even as the overall economic climate improves and demand for IT services recovers. Partially as a result of this increased competition and resulting pricing pressures, our average hourly billing rate decreased by 17 percent in 2003.

Our business is also driven by the pace of technological change, our ability to differentiate ourselves from our competitors through specialty services that address targeted industry and business concerns, and the type and level of spending by our clients in the areas in which we provide services. Many factors can result in a deferral, reduction or cancellation of services requested by our prospective or current clients including budget constraints, economic conditions and perceived project progress, success or value. The economic uncertainties of recent years has lead many corporations to reassess their IT goals and budgets. This, combined with the lack of significant new technology to stimulate spending, has had a further dampening impact on demand for our services.

During periods of decreased demand, pricing pressures emerge as companies try to minimize costs and negotiate lower prices for our services. Our ability to successfully identify and prepare for these changes is a key driver of our performance. Therefore, our strategy is to try to anticipate these trends and identify cost-management initiatives that will allow us to manage costs relative to expected revenues as well as identifying opportunities to increase revenues. Although we remain committed to spending our funds wisely, there is a point at which further cost cutting can be counter-productive. As a result of the continued reduced demand for our services, we implemented business and organizational changes during the quarter ended June 30, 2003. These changes, which resulted in a pre-tax charge of $5.2 million, included the resignation and replacement of both our Chairman of the Board and our Chief Executive Officer and the rightsizing of our capacity (pursuant to our reduction in work force program) to better align it with our current and anticipated near-term demand (including personnel terminations and office reductions), while not compromising our ability to grow our business. The pre-tax charge also included professional fees incurred in connection with terminated negotiations with a party that had expressed interest in acquiring us.

Project personnel costs constitute the majority of our operating costs. Since project personnel costs are driven primarily by the cost of billable personnel, mainly compensation and benefits, maintaining these costs at a reasonable and predictable percentage of revenue is critical to our financial performance. Project personnel costs as a percentage of revenues are driven by utilization and average hourly billing rates. Utilization represents the percentage of time our billable professionals spend on billable work. It is our strategy to try to match our project personnel supply with demand. At times this requires us to reduce headcount and reassign employees to other active projects when they are no longer needed on a particular project. However, because of the mix of skills needed and project duration, implementation of this strategy may be delayed at times. Accordingly, any decline in revenues without a corresponding and timely reduction in staffing, or a staffing increase that is not accompanied by a corresponding increase in revenues, could have a material adverse effect on our business, operating results and financial condition.

SEGMENTS

During 2001, we were organized into two business segments, Digital Enterprise Consulting and Peer3. In 2001, we terminated the investment in and closed our Peer3 software development operation within the Peer3 segment and now we report entirely within one business segment.

REVENUES

For presentation purposes, we show two components of revenues: 1) revenues before reimbursements, which consists of revenue for performing consulting services; and 2) reimbursements, consisting of reimbursements we receive from clients for out-of-pocket expenses incurred. We believe revenues before reimbursements is a more meaningful representation of our economic activity since it excludes pass-through, zero-margin expense reimbursements.

COSTS AND EXPENSES

Project Personnel

Project personnel costs consist primarily of professional salaries and benefits.

Other Project Expenses

Other project expenses consist of the cost for subcontractors hired for use on our client projects and billed to our clients; employee termination costs; and nonbillable expenses incurred for client projects and business development. Nonbillable expenses include recruiting fees, certain selling expenses, and personnel training.

Reimbursable Expenses

Reimbursable expenses represent project related and other out-of-pocket expenses that are reimbursable by the client. An equivalent amount is included in revenues under the caption “Reimbursements.”

Bad Debt Expense

We maintain an allowance for doubtful receivables resulting from the failure of our customers to make required payments. We also analyze our notes receivable, which are included in Long-Term Receivables and Other on our Consolidated Balance Sheet.

Management and Administrative Support

Management and administrative support costs consist of practice area costs and infrastructure costs. Practice area costs include practice area management, support personnel, marketing costs and recruiting costs. Infrastructure costs include senior corporate management and our board of directors; accounting; financial reporting; finance; tax; legal; treasury; human resources; employee benefits; marketing; public and investor relations; office operations; staffing of our project personnel; recruiting; training; internal communications; internal technology applications; management of new business opportunities; planning; quality assurance; and risk management.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and other assumptions, which it believes are reasonable. If actual amounts are ultimately different from these estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known.

Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimate is made and when different estimates than management reasonably could have used have a material impact on the presentation of the Company’s financial condition, changes in financial condition or results of operations.

Revenue Recognition

We derive our revenues from a variety of information technology services, including systems integration, packaged software integration and implementation services, programming, training and extended support services. Our services are contracted on either a time and materials basis or a fixed price basis. For our time and materials contracts, we recognize revenues as work is performed, primarily based on hourly billing rates. For our fixed price contracts, we recognize revenues using the percentage-of-completion method, which is based on the percentage of work performed in the period compared to the total estimated work to be performed over the entire contract. Revenues are subject to revision as the contract progresses to completion. Any revisions in the estimate are charged to operations in the period in which the facts that give rise to the revision become known. Contracts are performed in phases. Losses on contracts, if any, are reserved in full when determined. Contract losses are determined by the amount by which the estimated cost of the contract exceeds the estimated total revenues that will be generated by the contract. Extended support revenues are recognized as services are rendered.

Allowance for Doubtful Receivables

An allowance for doubtful receivables is maintained for potential credit losses. When evaluating the adequacy of our allowance for doubtful receivables, management specifically analyzes accounts receivable on a client by client basis, including customer credit worthiness and current economic trends, and records any necessary bad debt expense based on the best estimate of the facts known to date. Should the facts regarding the collectability of receivables change, the resulting change in the allowance would be charged or credited to income in the period such determination is made. Such a change could materially impact our financial position and results of operations.

Accounting for Income Taxes

We use an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided using currently enacted tax rates when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. Significant management judgement is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have generated certain deferred tax assets as a result of operating losses and temporary differences between book and tax accounting, as well as tax benefits resulting from the exercise of employee stock options that were recorded as additional paid-in capital in the period of exercise. Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. During the three months ended June 30, 2003, we recorded a full valuation allowance against our deferred tax assets of approximately $19.9 million, as a result of operating losses incurred and reported in 2000, 2001 and the second quarter of 2003, as well as the then anticipated operating losses in the third quarter of 2003, and the uncertainty of the timing and amount of future taxable income. This valuation allowance represented approximately $16.5 million in net deferred tax assets at March 31, 2003 plus an approximate $3.4 million unrecorded tax benefit for the pre-tax loss for the three months ended June 30, 2003. This allowance increased to $21.7 million as of December 31, 2003 due to an approximate $1.8 million unrecorded tax benefit for the pre-tax loss for the six months ended December 31, 2003. If the realization of our deferred tax assets in future periods is considered more likely than not, an adjustment to our deferred tax asset would increase net income in the period such determination is made. The amount of deferred tax assets considered realizable is based on significant estimates. Changes in these estimates could materially affect our financial condition and results of operations in future periods.

Stock-Based Compensation

We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation costs for employee stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock.

2003 COMPARED WITH 2002

Revenues

Consolidated net revenues were $45.6 million for 2003, a decrease of 51 percent from the same period in the prior year. Revenues before reimbursements decreased 51 percent to $40.9 million from $83.0 million. We believe that this decline in revenues was primarily due to decreased demand for our services and an increase in competitive pricing arising out of the continuing economic uncertainties, fundamental changes in the IT services industry and a decline in corporate information technology capital expenditures as large and small companies reassessed their goals and budgets.

During 2003, the top two clients accounted for 26 percent of revenues before reimbursements (Exxon Mobil Corp. – 15 percent and Caterpillar Inc. – 11 percent). During 2002, the top three clients accounted for 47 percent of revenues before reimbursements (Exxon Mobil Corp. – 21 percent, Caterpillar Inc. – 16 percent and Pfizer Inc. – 10 percent). We added 42 new clients and 116 new projects during 2003 compared to 42 new clients and 129 new projects in 2002.

Costs and Expenses

Project personnel costs were $28.3 million in 2003 a decrease of 37 percent from 2002. This decrease was largely attributable to staff reductions driven by our ongoing efforts to keep headcount and costs in line with the associated demand for our services, as described earlier in this item. Part of the headcount reductions resulted from an increase in annualized voluntary turnover to 19 percent in 2003 from 13 percent in 2002. Project personnel costs as a percentage of revenues before reimbursements increased to 69 percent for 2003 from 54 percent for 2002 primarily due to a decline in average hourly billing rates and staff utilization. Average hourly billing rates decreased 17 percent to $147. The decline in average hourly billing rates reflects the increased competitive environment in the information technology consulting market as well as lower rates for post-go-live activities at certain accounts. Staff utilization declined to 65 percent from 69 percent.

Other project expenses were $5.1 million in 2003, a decrease of 57 percent from 2002. The decrease in other project expenses consisted of the following: a decrease in business development costs of $1.9 million, such as, travel, certain marketing costs and practice area development costs; a decrease in employee termination costs of $1.8 million; a decrease in subcontractor costs of $1.5 million due to the decline in revenues and the corresponding limited use of subcontractors; a decrease in other costs of $1.2 million, primarily selling and sales related expenses; and a decrease in headcount related costs of $0.5 million, which included training, computer and communication costs. Other project expenses as a percentage of revenues before reimbursements decreased to 13 percent for 2003 from 15 percent in 2002 primarily as a result of the aforementioned decrease in subcontractor costs and employee termination costs.

Bad debt expense was $1.5 million for 2003 compared to $1.6 million for 2002. Our bad debt expense for 2003 consisted of a $1.7 million charge for a full valuation reserve of a long-term receivable that is currently in litigation, offset by a $0.2 million credit as a result of recoveries of previously reserved receivables as well as fewer collection issues in 2003.

Management and administrative support costs decreased by 28 percent to $14.5 million in 2003 from $20.1 million in 2002. This decrease mainly resulted from a decrease in labor costs of $2.9 million as we reduced headcount as a result of our cost-management initiatives and our organizational changes announced in June 2003 (as discussed in the following paragraph); and a decrease in office and occupancy related costs of $1.6 million due to office closures and reduction in office space as part of our continued cost controls. In addition, various other costs, such as travel and marketing, decreased $1.1 million due to reduced headcount and our continued cost controls.

In the second quarter of 2003, we recorded $5.2 million in restructuring and other charges as a result of organizational changes announced in June 2003. These charges consisted of the severance costs of professional personnel and executives and office reductions as well as professional fees incurred in connection with terminated negotiations with a party that had expressed interest in acquiring us. As of December 31, 2003, there was an accrual balance of $2.1 million. We expect to utilize the balance by 2005. The following table provides the components of this charge.

Restructuring and
Other Charges –		Cash		Balance as of
2003 (in thousands)	Charge	Payments	Non-cash Usage	Dec. 31, 2003
Severance costs (approximately 30 employees)	$3,917	$2,501	$33	$1,383
Office reductions	921	203	2	716
Professional fees	373	383	—	(10)

Total	$5,211	$3,087	$35	$2,089

During 2002, we reversed restructuring and other charges of $0.3 million. This amount consisted of $0.2 million from the non-Peer3 severance related costs recorded in 2001 (as discussed in the section “2002 Compared with 2001”) and $0.1 million related to certain lease terminations recorded in 1999.

There was no incentive compensation expense in 2003 compared with $3.8 million in 2002. During the three months ended December 31, 2003, we reversed $0.3 million in incentive compensation expense that was recorded during the three months ended March 31, 2003, as we did not achieve our full year performance targets, goals and objectives for 2003. If the Company and our employees meet our 2004 quantitative and qualitative objectives, we will accrue incentive compensation during 2004.

Operating Loss/Income

Consolidated operating loss was $13.7 million for 2003 compared to consolidated operating income of $1.0 million for 2002. Our operating loss for 2003 included restructuring and other charges of $5.2 million. The operating loss, excluding these charges, mainly resulted from the decline in revenues as well as higher project personnel costs as a percent of revenues due to lower billing rates and lower staff utilization.

Other Income

Other income for 2003 was $0.8 million compared to $1.1 million for 2002. The decrease is a result of lower interest rates year over year as well as the redemption of our marketable securities. Our cash and cash equivalents were primarily invested in overnight money market type accounts. Average interest rates were approximately 1.04 percent in 2003 compared to approximately 1.76 percent in 2002.

Income Tax Provision

Our tax provision for 2003 was $16.6 million compared to $0.8 million in 2002. The 2003 charge results from the $21.7 million valuation allowance for our deferred tax assets, net of approximately $5.1 million in tax benefits related to our operating losses incurred during the year.

Shares Outstanding

Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding decreased due to the repurchase of outstanding shares under our previously announced repurchase program. During 2003, under the repurchase program, we purchased 277,000 shares of our Common Stock at an average price of $1.03 per share compared to 3,476,700 shares at an average price of $1.35 in 2002.

2002 COMPARED WITH 2001

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

During 2002, the top three clients accounted for 47 percent of revenues before reimbursements (Exxon Mobil Corp. – 21 percent, Caterpillar Inc. – 16 percent and Pfizer Inc. – 10 percent). During 2001, the top two customers accounted for 26 percent of revenues before reimbursements (Exxon Mobil Corp. – 14 percent and Caterpillar Inc. – 12 percent). We added 42 new clients and 129 new projects during 2002 compared to 72 new clients and 180 new projects in 2001.

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

Other project expenses were $12.1 million in 2002, a decrease of 34 percent from 2001. The decrease in other project expenses consisted of the following: a decrease in headcount related costs of $4.2 million, which included hiring, training, computer and communication costs; a decrease in business development costs of $2.8 million, such as, travel, sales commissions and practice area development costs; and a decrease in various other costs of $0.2 million. These decreases were partially offset by an increase in employee termination costs of $1.1 million. This increase mainly related to the termination of approximately 90 employees in connection with our ongoing efforts to align our headcount with anticipated demand for our services. Other project expenses as a percentage of revenues before reimbursements increased slightly to 15 percent for 2002 from 14 percent for 2001 as a result of an increase in the severance provision mentioned above.

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

There was no goodwill amortization during 2002. Goodwill amortization of $0.4 million for 2001 related to CourseNet Systems, Inc. (“CourseNet”) which was acquired in 1999. During 2001, we closed our Peer3 software development operations and recorded a goodwill impairment charge relative to the CourseNet goodwill. As a result, we had no goodwill on the balance sheet as of December 31, 2002.

During 2002, we reversed restructuring and other charges of $0.3 million. This amount consisted of $0.2 million from the non-Peer3 severance related costs recorded in 2001 (as more fully described below) and $0.1 million related to certain lease terminations recorded in 1999.

During 2001, we recorded $9.2 million in restructuring and other charges comprised of $6.9 million relating to the closure of our Peer3 software development operation and $2.3 million in non-Peer3 severance related costs. As mentioned above, the charge for non-Peer3 severance related costs was reduced by $0.2 million to $9.0 million during 2002. In addition, during 2001, we reversed restructuring charges of $1.5 million related to certain lease terminations recorded in 1999.

Incentive compensation expense was $3.8 million in 2002 compared with $8.8 million in 2001. Incentive compensation as a percentage of revenues excluding reimbursements decreased to 5 percent during 2002 compared to 7 percent in 2001 as a result of weaker performance against targets, goals and objectives in 2002 as compared to 2001. The accrued amounts were paid during the first quarter of the subsequent year.

Operating Income/Loss

Consolidated operating income was $1.0 million for 2002 compared to a consolidated operating loss of $14.4 million for 2001. Our operating income for 2002 included restructuring and other credits of $0.3 million. Our operating loss for 2001 included restructuring and other charges of $7.8 million. The improvement in operating income, excluding these restructuring and other credits/charges, was mainly due to the reduction in bad debt expense.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $8.0 million in 2003 while net cash provided by operating activities was $1.2 million in 2002. Net cash used in operating activities for 2003 mainly related to the 2002 incentive compensation and 401k match payments (accrued in 2002 but funded during the first quarter of 2003) and payments related to the June 30, 2003 restructuring and other charges. These payments resulted in a decrease in accrued compensation and related costs as well as restructuring accruals. Accounts receivable collections virtually offset our net loss adjusted for the non-cash charges included in this net loss. Days sales outstanding declined by 4 days to 60 days at December 31, 2003 compared to December 31, 2002, as the percent decline in fourth quarter revenues was greater then the decline in receivables. In addition, during 2003 we wrote-off $2.4 million of previously reserved accounts receivable which resulted in a decline in the allowance for doubtful receivables.

Estimated future cash commitments include various office facilities, property and office equipment under operating leases and other costs that expire at various dates. The minimum cash commitments under these non-cancelable operating leases and other obligations with terms in excess of one year are as follows:

Calendar Year	Leases(1)	Other(2)	Total
2004	$917	$125	$1,042
2005	582	125	707
2006	129	—	129
2007	45	—	45
2008	—	—	—

Total	$1,673	$250	$1,923

(1)	Represents cash commitments under non-cancelable operating leases and other obligations with terms in excess of one year.

(2)	Represents annual commitment for telecommunications.

The Company has no guarantees of third party debt as of December 31, 2003, nor any other off-balance sheet commitments.

Net cash provided by investing activities was $1.7 million for 2003 as we sold our available for sale securities for $1.8 million and spent $0.1 million for capital expenditures. We currently have no material commitments for capital expenditures.

Net cash provided by financing activities was virtually zero for 2003. During 2003 we purchased 277,000 shares of our Common Stock under our share repurchase program for $0.3 million and received $0.3 million from the exercise of stock options and purchases under the employee stock purchase plan.

Our primary sources of liquidity are our cash and cash equivalents. Our cash and cash equivalents balance at December 31, 2003 was $41.1 million. Depending on revenues and cash collections, we expect our cash and cash equivalent balance at March 31, 2004 to be approximately $36 million to $38 million. While we will likely incur operating losses in 2004, we believe that our cash and cash equivalents will continue to be sufficient to meet our cash requirements. Our investment policy is to maintain most of our cash and cash equivalents in highly liquid, large money market type funds. This policy exposes us to short-term interest rate fluctuations.

Operating results and liquidity, including our ability to raise additional capital if necessary, may be materially and adversely affected by a decrease in demand for the Company’s services. In addition, a number of other factors, including general economic conditions, technological changes, competition and other factors affecting the IT industry generally, and the suspension or cancellation of a large project could have an adverse effect on future results and liquidity. These aforementioned factors, as well as other factors, are discussed further in this section under “Assumptions Underlying Certain Forward-Looking Statements and Factors that May Affect Future Results.”

We had a nonqualified deferred compensation plan at December 31, 2003. All Company executives (defined as Vice Presidential level and above) were eligible to participate in this voluntary program, which permitted participants to defer receipt of a portion of their compensation. Deferred amounts were held in a “rabbi trust” for the benefit of plan participants and investment earnings (or losses) were credited to the participants’ accounts based on investment allocation options selected by the participants. Neither these investments nor the earnings thereon are guaranteed by the Company. These investments remain assets of the Company and were available to the general creditors of the Company in the event of our insolvency. On February 10, 2004, the Company announced that the Compensation Committee of its Board of Directors decided to terminate the Company’s nonqualified executive deferred compensation plan effective immediately. Because of dwindling participation, coupled with recent and proposed changes in tax and other legislation, the Compensation Committee decided the existence of the plan was no longer a significant factor in attracting and retaining key executive talent; accordingly, the plan will be terminated and all funds distributed to participants. The Company distributed these funds in late February 2004.

We had a $10.0 million unsecured line of credit facility (the “Facility”) with Bank of America National Trust and Savings Association that expired on March 31, 2003. We had never borrowed against the Facility and, accordingly, we chose not to renew it upon its expiration.

IMPACT OF INFLATION AND BACKLOG

Inflation should not have a significant impact on our operating results to the extent we are able to raise our hourly billing rates commensurate with our staff compensation rates. However, if we are unable to raise our hourly billing rates, it could have a material adverse effect on our business, operating results and financial condition. Because the majority of our contracts may be terminated on relatively short notice, we do not consider backlog to be meaningful.

NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF Issue No. 00-21 is effective for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarified the application of Accounting Research Bulletin Number 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Qualifying special purpose entities as defined by FASB Statement Number 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are excluded from the scope of Interpretation No. 46. Interpretation No. 46 applied immediately to all variable interest entities created after January 31, 2003 and was originally effective for fiscal periods beginning after July 1, 2003 for existing variable interest entities. In October 2003, the FASB postponed the effective date of Interpretation No. 46 to December 31, 2003. The Company does not have any variable interest entities and, therefore, believes that the adoption of the provisions of FIN 46 will not have a material impact on the Company’s results of operations or financial position.

In December 2003, a revised version of Interpretation 46 (“Revised Interpretation No. 46”) was issued by the FASB. The revisions clarify some requirements, ease some implementation problems, add new scope exceptions, and add applicability judgments. Revised Interpretation No. 46 is required to be adopted by most public companies no later than March 31, 2004. The Company believes that the adoption of Revised Interpretation No. 46 will not have a material impact on the Company’s results of operations or financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In November 2003, the FASB issued FASB Staff Position Number 150-3, which deferred indefinitely the effective date of SFAS No. 150 as it relates to certain mandatorily redeemable non-controlling interests. SFAS No. 150 was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s results of operations or financial position.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132 improves financial statement disclosures for defined benefit plans and requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. SFAS No. 132 is effective for fiscal years ending after December 15, 2003 and for quarters beginning after December 15, 2003. The Company believes that the adoption of SFAS No. 132 will not have a material impact on the Company’s results of operations or financial position.

On December 17, 2003, the Staff of the Securities and Exchange Commission (“SEC” or “the Staff”) issued Staff Accounting Bulletin 104, “Revenue Recognition” (“SAB 104”), which amends Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company’s results of operations or financial position.

ASSUMPTIONS UNDERLYING CERTAIN FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-K contains or may contain forward-looking statements concerning our financial position, results of operations, cash flows, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions. These forward-looking statements involve significant risks and uncertainties. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that the expectations will prove correct and that actual results and developments may differ materially from those conveyed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among others, our ability to manage the pace of technological change, our ability to manage our current decreased revenue levels, our ability to attract new business and increase revenues and to attract and retain employees to service any new business, our ability to accommodate a changing business environment, general business and economic conditions in our operating regions, market conditions and competitive and other factors, our ability to continue to attract new clients and sell additional work to existing clients and our ability to manage costs and headcount relative to expected revenues, all as more fully described below. Forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect subsequent events or circumstances. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. The cautionary statements provided below are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA for any such forward-looking information. Many of the factors discussed below, as well as other factors, have also been discussed in our prior filings.

Factors which could cause our actual financial and other results to differ materially from any results that we might project, forecast, estimate or budget in the forward-looking statements include, but are not limited to, the following:

Rapid Technological Change

The systems consulting and implementation market is characterized by rapid technological advances and developments, including the development and issuance of new software products and applications. Our failure to stay abreast of such advances and developments could materially adversely affect our business. We utilize a number of different technologies in developing and providing IT solutions for our customers. The technologies we use are developing rapidly and are characterized by evolving industry standards in a wide variety of areas. While we evaluate technologies on an ongoing basis and endeavor to utilize those that are most effective in developing IT solutions for our customers, there can be no assurance that the technologies we utilize and the expertise we gain in those technologies will continue to be applicable in the future. There can be no assurance that new technologies will be made available to us or that we will be able to economically apply them. The inability to apply existing technologies and expertise to subsequent projects could have a material adverse effect on our business, operating results and financial condition.

Management of Change in Demand

Our business has experienced significant volatility in the demand for our services and thus our revenues. In fact, our quarterly revenues have declined for the last ten quarters since June 30, 2001. Our ability to attract business from new clients through sales and marketing efforts, our specialty services that address targeted industry and business concerns, and our ability to successfully manage fluctuations in demand are key to our future success. We continue to evaluate our business needs and the skill sets of our employees in order to balance our resources and costs. Any failure to effectively manage our costs and resources will adversely effect our business. While we have taken steps to reduce our costs, we may be required to take further actions to reduce our costs if our revenues are insufficient to support our cost structure. However, there is a point at which further cost cutting may be counter-productive and we realize we cannot cost-cut our way to profitability. Accordingly, any unexpected decline in demand without a corresponding and timely reduction in staffing and other expenses, or a staffing increase that is not accompanied by a corresponding increase in demand, could have a material adverse effect on our business, operating results and financial condition. Additionally, any future increase in demand without a corresponding increase in staffing may render us unable to maintain or improve our market share and/or strain or overwhelm existing management resources, operational resources, financial resources and management information systems. There can be no assurance that we will be able to manage future fluctuation in demand successfully.

Ability to Attract and Retain Employees

Our business consists mainly of professional services and is inherently labor intensive. Our success depends in large part upon our ability to attract, retain and motivate highly skilled employees, particularly project managers and other senior personnel. Qualified project managers are often in high demand and are likely to remain a limited resource in the future. Several attributes of our work environment pose challenges to our ability to attract and retain employees, including (i) extensive travel requirements, (ii) our intense work environment and culture, (iii) our standards for employee technical skills and job performance, (iv) our practice of adjusting the number of technical personnel to reflect active project levels and (v) the decline in demand for the Company’s services. Although we expect to continue to attract sufficient numbers of highly skilled employees and to retain many of our existing project managers and other senior personnel for the foreseeable future, there can be no assurance that we will be able to do so. Failure to attract and retain key personnel could have a material adverse effect upon our business, operating results and financial condition and inhibit our ability to regain revenues.

Dependence on Key Personnel

The loss of some or all of our management personnel or project managers could have a material adverse impact on our business, including our ability to secure and complete engagements. We have employment agreements with our senior management employees that contain non-competition, non-disclosure and non-solicitation covenants. Our employment agreements generally do not have fixed expiration dates and may be terminated by either party. Most senior employees have employment agreements that are generally terminable by either party upon 30 to 90 days written notice.

Entry Into New Lines of Business

We may enter into new lines of business. Our success in any such endeavor will depend upon, among other things, the ability of our management to identify suitable opportunities, successfully implement sound business strategies and avoid the legal and business risks of any new line of business in which we may operate. There can be no assurance that we will be able to do any of the foregoing. In addition, any such undertakings may result in additional costs without an immediate increase in revenues and any such undertaking may divert management’s attention from the operation and growth of our core business.

Growth by Acquisition

From time to time, we may consider acquiring other businesses. The success of any such acquisition will depend upon, among other things, the ability of our management and employees to integrate acquired personnel, operations, products and technologies into our organization effectively, to retain and motivate key personnel of acquired businesses and to retain customers of acquired firms. There can be no assurance that we will be able to identify suitable acquisition opportunities, consummate acquisitions or successfully integrate acquired personnel and operations. In addition, any acquisitions we undertake may involve certain other risks, including potentially dilutive issuances of equity securities and the diversion of our management’s attention from other business concerns.

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

Client Concentration Risks

We derive a significant portion of our revenue from a limited number of clients. During the quarter ended December 31, 2003, our top two clients and top five clients accounted for 23 percent and 43 percent of our revenues before reimbursements, respectively. For 2003, our top two clients accounted for 26 percent of our revenues before reimbursements and our top five clients accounted for 43 percent of our revenues before reimbursements. In 2002, our top two clients accounted for 37 percent of our revenues before reimbursements and our top five clients accounted for 59 percent of our revenues before reimbursements. Although our large clients may vary from time to time, our revenues and our results of operations and financial position could be adversely impacted if we were to lose one or more of these clients or if we were unable to collect a large receivable due from one of these clients. Most of our engagements are terminable on 30 to 90 days’ notice without penalty to the client. An unanticipated termination of a major project could result in the loss of substantial anticipated revenues and could require us to maintain or terminate a significant number of underutilized employees, resulting in a higher number of unassigned people and/or higher severance expenses.

Project Risks

Because of the project-based nature of our work and the fact that many of the projects we undertake are large, there is a risk of a material adverse impact on operating results because of the unanticipated suspension or cancellation of a large project or a client’s refusal or failure to pay fees and expenses when due. A project cancellation or suspension or a refusal or failure to pay can be based on any number of causes, many of which are beyond our control. These include financial difficulties of a client; a change in client priorities, client management or client strategies; and a change in client ownership. The suspension or cancellation of a project or a failure or refusal to pay fees and expenses when due could result in a decrease or adjustment in revenues, the need to reassign staff and damage to our reputation.

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

Competition

The systems consulting and implementation market includes a large number of participants, is subject to rapid changes and is highly competitive. We compete with and face potential competition from a number of companies that have significantly greater financial, technical and marketing resources and greater name recognition than do we. We also compete with globally sourced, lower-cost service providers as well as smaller service providers with specific, more narrowly focused service offerings. Our clients primarily consist of Fortune 1000 and other large corporations and there are an increasing number of professional services firms seeking systems consulting and implementation engagements from that client base. We believe that our ability to compete depends in part on a number of factors outside our control, including the ability of our competitors to hire, retain and motivate project managers and staff , the long-term relationships that our major competitors may have with potential clients, the ownership by our competitors of software used by potential clients, the development by others of software that is competitive with our products and services, and the price at which others offer comparable services.

In addition, our clients could develop or acquire in-house expertise in services similar to those we provide, which would significantly reduce demand for our services. No assurance can be given that we will be able to maintain our existing client base, maintain or increase the level of revenue generated by our existing clients or be able to attract new clients.

Susceptibility to Economic Conditions

Our revenues and results of operations are subject to fluctuations based on the economic conditions in which we operate. During periods of economic uncertainty or downturn, businesses typically reduce or eliminate their spending on discretionary items such as the services that we provide. Under such conditions, our business, operating results and financial condition could be materially adversely affected.

Cost Overruns

Our services are contracted on either a time-and-materials basis or a fixed price basis and many of our projects have budget constraints or estimates. Our failure to complete these projects within these parameters exposes us to unrecoverable cost overruns, which could have a material adverse effect on our business, operating results and financial condition.

Intellectual Property Rights

Many of our clients have required that we grant to them all proprietary and intellectual property rights with respect to the work product resulting from our performance of services, including the intellectual property rights to any custom software that we have developed for them. Each such grant of proprietary and intellectual property rights limits our ability to reuse work product components and work product solutions with other clients. In some situations, we have obtained either an ownership interest or a license from our clients to permit us to market and sell the custom software we have developed for them. There can be no assurance, however, that we will be able to obtain these rights in the future.

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

Although we believe that our services and products do not infringe on the intellectual property rights of others, there can be no assurance that others will not assert infringement claims against us in the future. Any such claim asserted against us may harm our reputation, cost us money, prevent us from offering some services or solutions, and divert our management’s attention from the operation and growth of our business.

Corporate Governance Provisions

Provisions of our charter and by-laws may discourage, delay or prevent a merger or acquisition. These provisions include the following:

•	The Board of Directors is staggered into three classes and the members may be removed only for cause upon the affirmative vote of holders of at least two-thirds of the shares entitled to vote;

•	The Board of Directors has the authority, without further action by the stockholders, to fix the rights and preferences and issue shares of preferred stock.

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

Risks of Conducting International Operations

We have engaged in limited international operations. Because the cost of doing business abroad is typically higher for United States businesses than the cost of doing business domestically, we could experience a decline in our operating margins if the significance of our international operations increases. International operations and the provision of services in foreign markets are subject to a number of special risks, including currency exchange rate fluctuations, trade barriers, exchange controls, national and regional labor strikes, political risks, additional security concerns and risks of increases in duties, taxes and governmental royalties, as well as changes in laws and policies governing operations of foreign-based companies. In addition, any success we experience internationally may depend upon our ability to attract, develop and retain a sufficient number of highly skilled, motivated local professional employees in each of those foreign countries where we conduct operations. Competition for such local personnel qualified to deliver our services can be intense, and there can be no assurance that we will be able to recruit, develop and retain a sufficient number of highly skilled, motivated local professional employees to compete successfully in the international market.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TSC is exposed to interest rate fluctuations. Changes in interest rates affect interest income on cash and cash equivalents and marketable securities held in trust. Our cash and cash equivalents were primarily invested in overnight money market type accounts. Average interest rates were approximately 1.04 percent in 2003 compared to approximately 1.76 percent in 2002. Based on the cash and cash equivalents balances as of December 31, 2003 and 2002, a hypothetical 1.00 percent increase in interest rates would have resulted in approximately $0.4 and $0.5 million in additional net investment income during each of 2003 and 2002, respectively. As noted above, marketable securities held in trust were distributed to the participants in the Company’s nonqualified deferred compensation in late February 2004.

As discussed in Note 2 of the consolidated financial statements, the financial statements of our non-U.S. subsidiaries are remeasured into U.S. dollars using the local currency as the functional currency. The market risk associated with the foreign currency exchange rates is not material in relation to our consolidated financial position, results of operations or cash flows. We do not have any significant accounts payable, accounts receivable or commitments in a currency other than that of the reporting unit’s functional currency. We do not utilize derivative financial instruments to manage the exposure in non-U.S. operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required with respect to this Item 8 are listed in Item 15(a)(1) and (a)(2) in this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PricewaterhouseCoopers LLP (“PwC”) served as the Company’s independent auditors until April 3, 2003. In order to better align our audit service requirements, the Audit Committee selected Grant Thornton LLP (“Grant Thornton”) to serve as the Company’s independent auditors.

On April 3, 2003, at the request of the Audit Committee of the Board of Directors, PwC was dismissed as the Company’s independent auditor. PwC’s reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s fiscal years ended December 31, 2002 and 2001 and the interim period from January 1, 2003 through April 3, 2003, there were no disagreements (as that term is used in Item 304(a)(1)(iv) of Regulation S-K) between the Company and PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

On April 3, 2003, the Audit Committee of the Board of Directors of the Company approved the engagement of Grant Thornton to act as the Company’s independent auditor, effective immediately. During the Company’s fiscal years ended December 31, 2002 and 2001 and the interim period from January 1, 2003 through April 3, 2003, the Company did not consult Grant Thornton LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events listed in Items 304 (a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

The management of the Company, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that all material information relating to the Company that is required to be included in the reports that the Company files with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There have been no changes in internal controls over financial reporting that were identified during the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Technology Solutions Company

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the headings “Election of Directors,” “Nominees for Director,” “Members of Board of Directors Continuing in Office”, “Board of Directors – Communication with the Board,” “- Board Nomination Policy,” “- Director Meetings and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Company’s 2004 Annual Meeting of Stockholders (the “Proxy Statement”) and the information contained under the heading “Executive Officers of the Registrant” in Item 1 hereof is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial and accounting officer and controller. The code of ethics is posted on the Company’s website, the address of which is www.techsol.com. The Company intends to include on its website any ammendments to, or waivers from, a provision of its code of ethics that applies to the Company’s principal executive officer, principal financial officer or controller that relates to any element of the code of ethics definition renumerated in Item 406(b) of Regulation S-K.

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

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

During 2003 and 2002, the Company retained its principal auditors, Grant Thornton (auditors for 2003) and PwC (auditors for 2002) in several capacities:

	2003	2002
Audit Fees	$125,000	$196,500
Audit Related Fees	5,778	16,000
Tax Fees	—	4,205
All Other Fees	12,500	—

Total	$143,278	$216,705

Audit Fees

Audit Fees represent amounts incurred in connection with the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-Q. All Audit Fees for 2003 were for services provided by Grant Thornton. All Audit Fees for 2002 were for services provided by PwC.

Audit Related Fees

Audit Related Fees represent amounts billed for the audit of the Company’s 401(K) plan and other similar audit related services. All Audit Related Fees for 2003 were billed by Grant Thornton. All Audit Related Fees for 2002 were billed by PwC.

Tax Fees

Tax Fees represent amounts billed for expatriate tax services. All Tax Fees for 2002 were billed by PwC. No tax fees were billed for 2003.

All Other Fees

All Other Fees for 2003 represent amounts billed by PwC for the transition of the audit function from PwC to Grant Thornton and a review of PwC work papers in connection with the terminated negotiations with a party that had expressed interest in acquiring the Company. No such fees were billed in 2002.

All fees paid by the Company to the Company’s independent auditors were approved by the Audit Committee in advance of the services being performed by such auditors.

Technology Solutions Company

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

TECHNOLOGY SOLUTIONS COMPANY

CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

     All other schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
of Technology Solutions Company

We have audited the accompanying consolidated balance sheet of Technology Solutions Company and Subsidiaries (the “Company”) as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Technology Solutions Company and Subsidiaries as of December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Grant Thornton LLP

Chicago, Illinois
January 30, 2004, except for Note 21 which is as of February 10, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Technology Solutions Company

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Technology Solutions Company and its subsidiaries (the “Company”) at December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Chicago, Illinois
January 29, 2003, except for Note 22 which is as of February 4, 2003 (as included in Form 10-K for the year ended December 31, 2002)

Technology Solutions Company

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,104	$47,004
Marketable securities	—	1,624
Marketable securities held in trust	6,712	6,735
Receivables, less allowance for doubtful receivables of $239 and $2,377	5,802	11,829
Deferred income taxes	—	7,198
Other current assets	696	807

Total current assets	54,314	75,197
COMPUTERS, FURNITURE AND EQUIPMENT, NET	201	719
DEFERRED INCOME TAXES	—	15,614
LONG-TERM RECEIVABLES AND OTHER, NET	5,654	7,714

Total assets	$60,169	$99,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$330	$1,099
Accrued compensation and related costs	3,575	9,128
Deferred compensation	6,712	6,735
Restructuring accruals	2,417	466
Other current liabilities	2,744	2,114

Total current liabilities	15,778	19,542
DEFERRED INCOME TAXES DUE TO FORMER SUBSIDIARY	—	6,210

Total liabilities	15,778	25,752

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; shares authorized — 10,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized — 100,000,000; shares issued — 44,695,788; shares outstanding 40,818,469 and 40,665,141	447	447
Capital in excess of par value	121,974	122,282
Accumulated deficit	(72,735)	(43,232)
Treasury stock, at cost, 3,877,319 and 4,030,647 shares	(5,525)	(5,853)
Accumulated other comprehensive (loss) income:
Unrealized holding loss, net	—	(119)
Cumulative translation adjustment	230	(33)

Total stockholders’ equity	44,391	73,492

Total liabilities and stockholders’ equity	$60,169	$99,244

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

Technology Solutions Company

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the years ended December 31,
	2003	2002	2001
REVENUES:
Revenues before reimbursements	$40,937	$82,975	$126,364
Reimbursements	4,703	9,393	16,953

	45,640	92,368	143,317

COSTS AND EXPENSES:
Project personnel	28,271	44,717	65,130
Other project expenses	5,135	12,053	18,155
Reimbursable expenses	4,703	9,393	16,953
Bad debt expense	1,532	1,591	9,380
Management and administrative support	14,478	20,079	31,233
Goodwill amortization	—	—	383
Restructuring and other charges (credits)	5,211	(289)	7,768
Incentive compensation	—	3,843	8,754

	59,330	91,387	157,756

OPERATING (LOSS) INCOME	(13,690)	981	(14,439)

OTHER INCOME:
Net investment income	798	1,077	1,772

(LOSS) INCOME BEFORE INCOME TAXES	(12,892)	2,058	(12,667)
INCOME TAX PROVISION (BENEFIT)	16,611	828	(3,757)

NET (LOSS) INCOME	$(29,503)	$1,230	$(8,910)

BASIC NET (LOSS) EARNINGS PER COMMON SHARE	$(0.73)	$0.03	$(0.20)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	40,596	41,860	43,953

DILUTED NET (LOSS) EARNINGS PER COMMON SHARE	$(0.73)	$0.03	$(0.20)

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	40,596	42,537	43,953

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

Technology Solutions Company

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the years ended December 31, 2003, 2002 and 2001 — (In thousands, except share data)

	Common Stock Issued		Capital in Excess of	Accumulated	Treasury	Accumulated Other Comprehensive		Comprehensive
	Shares	Amount	Par Value	Deficit	Stock	(Loss) Income	Total	(Loss) Income
Balance as of December 31, 2000	44,565,515	$446	$122,935	$(35,552)	$(1,295)	$(161)	$86,373	$(2,684)

Purchase of 1,975,827 shares for treasury	—	—	—	—	(3,710)	—	(3,710)
Issuance of 132,371 shares and sale of 607,252 treasury shares through exercise of stock options	132,371	1	(32)	—	1,302	—	1,271
Reversal of 2,098 shares and sale of 656,352 treasury shares through employee stock purchase plan	(2,098)	—	(291)	—	1,344	—	1,053
Change in net unrealized holding loss on available-for-sale securities	—	—	—	—	—	128	128	$128
Net loss	—	—	—	(8,910)	—	—	(8,910)	(8,910)
Translation adjustment	—	—	—	—	—	(83)	(83)	(83)

Balance as of December 31, 2001	44,695,788	447	122,612	(44,462)	(2,359)	(116)	76,122	$(8,865)

Purchase of 3,476,700 shares for treasury	—	—	—	—	(4,691)	—	(4,691)
Sale of 228,725 treasury shares through exercise of stock options	—	—	(50)	—	404	—	354
Sale of 497,452 treasury shares through employee stock purchase plan	—	—	(280)	—	793	—	513
Change in net unrealized holding loss on available-for-sale securities	—	—	—	—	—	29	29	$29
Net income	—	—	—	1,230	—	—	1,230	1,230
Translation adjustment	—	—	—	—	—	(65)	(65)	(65)

Balance as of December 31, 2002	44,695,788	$447	$122,282	$(43,232)	$(5,853)	$(152)	$73,492	$1,194

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

Technology Solutions Company

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(CONTINUED)
For the years ended December 31, 2003, 2002 and 2001 — (In thousands, except share data)

	Common Stock Issued		Capital in Excess of	Accumulated	Treasury	Accumulated Other Comprehensive		Comprehensive
	Shares	Amount	Par Value	Deficit	Stock	(Loss) Income	Total	(Loss) Income
Balance as of December 31, 2002	44,695,788	$447	$122,282	$(43,232)	$(5,853)	$(152)	$73,492	$1,194

Purchase of 277,000 shares for treasury	—	—	—	—	(286)	—	(286)
Sale of 174,753 treasury shares through exercise of stock options	—	—	(165)	—	250	—	85
Sale of 255,575 treasury shares through employee stock purchase plan	—	—	(143)	—	364	—	221
Change in net unrealized holding loss on available-for-sale securities	—	—	—	—	—	119	119	$119
Net loss	—	—	—	(29,503)	—	—	(29,503)	(29,503)
Translation adjustment	—	—	—	—	—	263	263	263

Balance as of December 31, 2003	44,695,788	$447	$121,974	$(72,735)	$(5,525)	$230	$44,391	$(29,121)

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

Technology Solutions Company

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(29,503)	$1,230	$(8,910)
Restructuring and other charges (credits)	5,211	(289)	7,768
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	533	1,179	2,057
Provision for receivable valuation allowances and reserves for possible losses, net of recoveries	1,532	1,591	9,380
Gain on sale of investments	(9)	—	(60)
Loss on disposal of fixed assets	26	425	360
Deferred income taxes	16,543	(17)	(5,013)
Changes in assets and liabilities:
Receivables	6,174	6,942	1,467
Purchases of trading securities related to deferred compensation plan, net of market adjustments	(1,954)	130	(255)
Sales of trading securities related to deferred compensation plan	1,977	1,413	2,724
Refundable income taxes	—	—	3,241
Other current assets	108	219	1,142
Accounts payable	(780)	(629)	643
Accrued compensation and related costs	(5,547)	(5,899)	(912)
Deferred compensation liability	(23)	(1,543)	(2,469)
Restructuring accruals	(3,224)	(1,741)	(3,336)
Other current liabilities	586	(1,984)	(296)
Other assets	400	171	343

Net cash (used in) provided by operating activities	(7,950)	1,198	7,874

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from available-for-sale securities	1,801	—	4,705
Capital expenditures	(61)	(445)	(1,365)

Net cash provided by (used in) investing activities	1,740	(445)	3,340

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	83	323	1,081
Proceeds from employee stock purchase plan	221	496	1,039
Purchase of Company stock for treasury	(286)	(4,691)	(3,710)

Net cash provided by (used in) financing activities	18	(3,872)	(1,590)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	292	8	(83)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,900)	(3,111)	9,541
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,004	50,115	40,574

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,104	$47,004	$50,115

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

NOTE 1 — THE COMPANY

Technology Solutions Company (“TSC”) is a consulting company that focuses on rapid results. TSC helps clients select, install, upgrade and optimize the software systems that run their business operations. TSC’s range of services include project planning, software selection, reengineering, implementation, upgrades, training, and outsourcing. The Company’s clients are primarily located throughout the United States but the Company also performs some international work.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION — The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions have been eliminated.

REVENUE RECOGNITION — The Company derives its revenues from a variety of information technology services, including systems integration, packaged software integration and implementation services, programming, strategic business and management consulting, training and extended support services. Our services are contracted on either a time and materials basis or a fixed price basis. For our time and materials contracts, the Company recognizes revenues as work is performed, primarily based on hourly billing rates. For our fixed price contracts, the Company recognizes revenues using the percentage-of-completion method, which is based on the percentage of work performed in the period compared to the total estimated work to be performed over the entire contract. Revenues are subject to revision as the contract progresses to completion. Any revisions in the estimate are charged to operations in the period in which the facts that give rise to the revision become known. Contracts are performed in phases. Losses on contracts, if any, are reserved in full when determined. Contract losses are determined by the amount by which the estimated cost of the contract exceeds the estimated total revenues that will be generated by the contract. Extended support revenues are recognized as services are rendered.

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

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MARKETABLE SECURITIES HELD IN TRUST — The Company’s marketable securities held in trust consist of trading securities. These investments, which are related to the executive deferred compensation plan (see Note 9), are classified as trading securities, with unrealized gains and losses included in the Company’s consolidated statements of operations. Realized gains or losses are determined on the specific identification method.

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

EARNINGS (LOSS) PER COMMON SHARE — The Company discloses basic and diluted earnings (loss) per share in the consolidated statements of operations under the provisions of

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period presented, plus the dilutive effect of common equivalent shares arising from the assumed exercise of stock options using the treasury stock method. Common equivalent shares of 1,152,449 and 3,654,186 were not included in the diluted loss per share calculation as they were antidilutive for 2003 and 2001, respectively. Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period presented.

	Reconciliation of Basic and Diluted (Loss) Earnings Per Share
	2003			2002			2001
	Net Loss	Shares (In thousands)	Per Common Share	Net Income	Shares (In thousands)	Per Common Share	Net Loss	Shares (In thousands)	Per Common Share
Basic (Loss) Earnings Per Common Share	$(29,503)	40,596	$(0.73)	$1,230	41,860	$0.03	$(8,910)	43,953	$(0.20)
Effect of Stock Options	—	—		—	677		—	—

Diluted (Loss) Earnings Per Common Share	$(29,503)	40,596	$(0.73)	$1,230	42,537	$0.03	$(8,910)	43,953	$(0.20)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS — The carrying values of current assets, including marketable securities; marketable securities held in trust; liabilities; and long-term receivables approximated their fair values at December 31, 2003 and 2002, respectively.

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

The following table illustrates the effect of net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation,” to stock-based compensation. The following table also provides the amount of Stock-Based compensation cost included in net income (loss) as reported.

	For the Years Ended December 31,
	2003	2002	2001
Net (loss) income:
As reported	$(29,503)	$1,230	$(8,910)
Less: Stock-based compensation expense determined under fair value method for all awards, net of related taxes (as applicable)	(1,976)	(2,125)	(2,044)

Pro forma	$(31,479)	$(895)	$(10,954)

Basic net (loss) earnings per common share:
As reported	$(0.73)	$0.03	$(0.20)
Pro forma	$(0.78)	$(0.02)	$(0.25)
Diluted net (loss) earnings per common share:
As reported	$(0.73)	$0.03	$(0.20)
Pro forma	$(0.78)	$(0.02)	$(0.25)

NEW ACCOUNTING STANDARDS — In January 2003, the FASB issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF 00-21 is effective for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarified the application of Accounting Research Bulletin Number 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Qualifying special purpose entities as defined by FASB Statement Number 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are excluded from the scope of Interpretation No. 46. Interpretation No. 46 applied immediately to all variable interest entities created after January 31, 2003 and was originally effective for fiscal periods beginning after July 1, 2003 for existing variable interest entities. In October 2003, the FASB postponed the effective date of Interpretation No. 46 to December 31, 2003. The Company does not have any variable interest entities and, therefore, believes that the adoption of the provisions of FIN 46 will not have a material impact on the Company’s results of operations or financial position.

In December 2003, a revised version of Interpretation 46 (“Revised Interpretation No. 46”) was issued by the FASB. The revisions clarify some requirements, ease some implementation

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

problems, add new scope exceptions, and add applicability judgments. Revised Interpretation No. 46 is required to be adopted by most public companies no later than March 31, 2004. The Company believes that the adoption of Revised Interpretation No. 46 will not have a material impact on the Company’s results of operations or financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In November 2003, the FASB issued FASB Staff Position Number 150-3, which deferred indefinitely the effective date of SFAS No. 150 as it relates to certain mandatorily redeemable non-controlling interests. SFAS No. 150 was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s results of operations or financial position.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132 improves financial statement disclosures for defined benefit plans and requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. SFAS No. 132 is effective for fiscal years ending after December 15, 2003 and for quarters beginning after December 15, 2003. The Company believes that the adoption of SFAS No. 132 will not have a material impact on the Company’s results of operations or financial position.

On December 17, 2003, the Staff of the Securities and Exchange Commission (“SEC” or “the Staff”) issued Staff Accounting Bulletin 104, “Revenue Recognition” (“SAB 104”), which amends Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company’s results of operations or financial position.

INCOME TAXES — The Company uses an asset and liability approach, as required under SFAS No. 109 “Accounting for Income Taxes,” for financial accounting and reporting of income taxes.

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred income taxes are provided using currently enacted tax rates when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. The Company does not provide U.S. deferred income taxes on earnings of foreign subsidiaries that are expected to be indefinitely reinvested. Judgement is required in determining its provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. A valuation allowance is provided for deferred tax assets whenever it is more likely than not that future tax benefits will not be realized. During 2003, a valuation allowance was recorded for the entire net deferred tax asset (see Note 8).

EMPLOYEE BENEFIT PLAN — The Company has a 401(k) Savings Plan (the “ 401(k) Plan”). The 401(k) Plan allows employees to contribute up to 15 percent of their annual compensation, subject to Internal Revenue Service statutory limitations. Company contributions to the 401(k) Plan are discretionary. The Company contributed $488, $1,142 and $1,063 to the 401(k) Plan in the years ended December 31, 2003, 2002 and 2001, respectively.

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

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3 — GOODWILL

In 1999, the Company acquired CourseNet Systems, Inc. (“CourseNet”). Goodwill of approximately $4,599 resulted from the CourseNet acquisition. During 2001, the Company closed its Peer3 software development operations (which included its CourseNet operations) and recorded a goodwill impairment charge of $3,014 relating to the CourseNet acquisition. There was no goodwill recorded in the consolidated financial statements as of December 31, 2003 and 2002.

NOTE 4 — RECEIVABLES

Receivables consisted of the following:

	December 31,	December 31,
	2003	2002
Amounts billed to clients	$4,771	$9,612
Contracts in process	1,270	4,594

	6,041	14,206
Allowance for doubtful receivables	(239)	(2,377)

	$5,802	$11,829

Amounts billed to clients represent professional fees and reimbursable project-related expenses. Contracts in process represent unbilled professional fees, project costs such as out-of-pocket expenses, materials and subcontractor costs. The amounts above are expected to be collected within three months from the balance sheet date. Amounts billed to clients are unsecured and generally due within 30 days.

Changes in the Company’s allowance for doubtful receivables are as follows:

	December 31,	December 31,
	2003	2002
Beginning balance	$2,377	$11,144
Bad debt expense	1,532	1,591
Accounts written off	(2,439)	(8,365)
Recoveries	428	7
Reclassification	(1,659)	(2,000)

	$239	$2,377

Reclassifications represent allowance for doubtful receivables that relate to Long-Term Receivables and Other and, accordingly, were reclassified to Long-Term Receivables and Other (see Note 7).

NOTE 5 — MARKETABLE SECURITIES AND MARKETABLE SECURITIES HELD IN TRUST

Marketable securities and marketable securities held in trust are reported at fair value. The marketable securities, classified as available-for-sale, consisted of preferred stocks of $1,624 as of December 31, 2002. These marketable securities were redeemed during the year ended December 31, 2003 and, accordingly, there was no unrealized holdings gain or loss as of December 31, 2003. As of December 31, 2002, the gross unrealized holding loss was $180. The

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrealized holding gains and losses are presented net and after-tax in a separate component of stockholders’ equity and comprehensive income.

Marketable securities held in trust, classified as trading securities (see Notes 9 and 21), consist of securities related to the Company’s executive deferred compensation plan of $6,712 as of December 31, 2003 and $6,735 as of December 31, 2002. The Company recognized gains of $1,618, $138 and $138 and losses of $164, $1,139 and $1,123 based on the specific identification method in its statements of operations for the years ended December 31, 2003, 2002 and 2001, respectively, related to the trading securities. Since the trading securities are related to the Company’s executive deferred compensation plan, a corresponding charge or credit to earnings is included in the consolidated statements of operations to recognize the change in the liability for the deferred compensation plan.

NOTE 6 — COMPUTERS, FURNITURE AND EQUIPMENT

Computers, furniture and equipment consisted of the following:

	December 31,	December 31,
	2003	2002
Computers	$6,921	$7,168
Furniture and equipment	2,830	3,177

	9,751	10,345
Accumulated depreciation	(9,550)	(9,626)

	$201	$719

Depreciation and amortization expense was $533, $1,179 and $1,674 for the years ended December 31, 2003, 2002 and 2001, respectively.

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — LONG-TERM RECEIVABLES AND OTHER

Long-term receivables and other consisted of the following:

	December 31,	December 31,
	2003	2002
Loan receivable	$3,550	$3,800
Customer receivables, net of an allowance of $3,659 and $2,000 at December 31, 2003 and 2002	2,016	3,675
Employee receivables	—	140
Other	88	99

	$5,654	$7,714

The loan receivable of $3,550 fully matures on February 25, 2008 and bears interest at 8 percent per annum, which is paid semi-annually. In connection with this loan receivable, the Company paid $200 and received a warrant to purchase up to 94,563 shares of common stock. The warrant is considered a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” therefore changes in fair market value were reported in the Company’s results of operations. The warrant will expire on June 30, 2008 and was valued at zero as of December 31, 2003 and 2002. The net customer receivables of $2,016 and $3,675 as of December 31, 2003 and 2002, respectively, relate to amounts that are currently in litigation.

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

	For the years ended December 31,
	2003	2002	2001
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	75	648	1,178

Total current	75	648	1,178

Deferred:
Federal	13,360	141	(3,992)
State	3,176	39	(943)
Foreign	—	—	—

Total deferred	16,536	180	(4,935)

Provision (benefit) for income taxes	$16,611	$828	$(3,757)

Total income tax provision (benefit) differed from the amount computed by applying the federal statutory income tax rate to (loss) income due to the following:

	For the years ended December 31,
	2003	2002	2001
Federal tax (benefit) provision at statutory rate	$(4,512)	$720	$(4,433)
State tax (benefit) provision, net of Federal (benefit) provision	(643)	22	(610)
Effect of foreign tax rate differences	(16)	29	43
Nontaxable investment income	(16)	(47)	(76)
Nondeductible goodwill and other acquisition related charges	—	—	1,234
Other	55	104	85
Valuation allowance	21,743	—	—

Income tax provision (benefit)	$16,611	$828	$(3,757)

Total income tax was allocated as follows:

	For the years ended December 31,
	2003	2002	2001
Income tax provision (benefit) from operations	$16,611	$828	$(3,757)
Items charged directly to stockholders’ equity	(1)	(48)	(178)

Total income tax	$16,610	$780	$(3,935)

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities were comprised of the following:

	For the Years Ended December 31,
	2003	2002
Deferred tax assets:
Deferred compensation and bonuses	$2,690	$2,769
Net operating loss and credits	13,883	8,920
Net operating loss resulting from exercise of former subsidiary stock options	7,269	7,269
Deferred income taxes due to former subsidiary	(6,210)	—
Receivable valuation allowances and reserves for possible losses	1,363	1,486
Legal and other accruals	1,478	1,776
Depreciation	551	609
Restructuring and other charges	895	102
Valuation allowance	(21,743)	—

Total deferred tax assets	176	22,931

Deferred tax liabilities:
Other	(176)	(119)

Total deferred tax liabilities	(176)	(119)

Net deferred tax asset	$—	$22,812

During 2003, the Company established a valuation allowance for the entire deferred tax asset as a result of the uncertainties regarding the realization of the asset including: operating losses incurred and reported during 2000 and 2001; restructuring and other charges as a result of organizational changes announced in June 2003 (see Note 19); losses during the last three quarters of 2003; and the uncertainty of the timing and amount of taxable income. The total federal net operating loss carryforwards amount to approximately $50,000 and expire in 2020 through 2023.

On February 15, 2000, TSC distributed the common stock of eLoyalty Corporation (“eLoyalty”) owned by the Company to the Company’s stockholders (the “Spin-Off”). eLoyalty operated within the Company prior to the Spin-Off and is now a separate, publicly traded company. In connection with the eLoyalty Spin-Off, TSC option holders (excluding eLoyalty employees and directors who were not also directors of TSC) had each of their options granted prior to June 22, 1999 converted into one adjusted TSC option and one eLoyalty option. When a Company employee exercises an eLoyalty option, the employee may recognize taxable income (the “Option Deduction”). The Company obtained a ruling from the Internal Revenue Service (IRS) which provides that the Company is entitled to deduct the Option Deduction on its Federal Income Tax return. The net operating loss resulting from the exercise of former subsidiary stock options represents the future tax benefit attributable to this Option Deduction. As part of the Spin-Off, the Company entered into a Tax Sharing and Disaffiliation Agreement (the “Agreement”) with eLoyalty Corporation. Under the terms of the Agreement, the Company agreed to reimburse eLoyalty for certain tax benefits attributable to this deduction when the actual tax benefit is

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

realized by the Company. As a result of the valuation allowance established in 2003, this amount has been offset against the deferred tax assets. The long-term liability in 2002 (deferred income taxes due to former subsidiary) of $6,210 represents this amount.

Income (loss) before income taxes consisted of the following:

	For the years ended December 31,
	2003	2002	2001
United States	$(13,152)	$290	$(15,910)
Foreign	260	1,768	3,243

Total	$(12,892)	$2,058	$(12,667)

Income taxes paid during the years ended December 31, 2003, 2002 and 2001 were $64, $1,227 and $1,765, respectively.

NOTE 9 — EXECUTIVE DEFERRED COMPENSATION PLAN

Effective July 1, 1995, the Company instituted a nonqualified executive deferred compensation plan (see Note 21). All Company executives (defined as Vice Presidential level and above) are eligible to participate in this voluntary program, which permits participants to elect to defer receipt of a portion of their compensation. Deferred contributions and investment earnings are payable to participants upon various specified events, including retirement, disability or termination. Investment earnings (or losses) are credited to the participants’ accounts based on investment allocation elections determined by the participants. The Company does not guarantee these investments or earnings thereon. The accompanying consolidated balance sheets include the deferred compensation liability, including investment earnings thereon, owed to participants. The accompanying consolidated balance sheets also include the investments, classified as trading securities, purchased by the Company with the deferred funds. These investments remain assets of the Company and are available to the general creditors of the Company in the event of the Company’s insolvency.

NOTE 10 — EMPLOYEE STOCK PURCHASE PLAN

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

Shares are purchased for the benefit of the participants at the end of each three month purchase period. The number of shares of the Company’s Common Stock purchased under the Stock Purchase Plan during the years ended December 31, 2003, 2002 and 2001 were 255,575: 497,452; and 654,254, respectively. As of December 31, 2003 and 2002, there were 525,359 and 780,934 shares available for purchase under the Stock Purchase Plan, respectively.

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 — CAPITAL STOCK

The Company has a stock repurchase program, which allows for share repurchases of up to 11,525,327 shares of outstanding Company common stock (the “Repurchase Program”). During the years ended December 31, 2003, 2002 and 2001, the Company repurchased 277,000 shares for $286; 3,476,700 shares for $4,691; and 1,975,827 shares for $3,710, respectively, under the Repurchase Program, for an aggregate total of 6,762,627 shares. As of December 31, 2003, there were 4,762,700 shares available to be purchased under the Repurchase Program.

The timing and size of any future stock repurchases are subject to market conditions, stock prices, cash position and other cash requirements. Such repurchases are intended, among other things, to cover issuance of stock under the Company’s employee stock purchase plan and stock option plans.

NOTE 12 — STOCK OPTIONS

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

The 1996 Plan and the Predecessor Plans authorize the grant of a variety of stock options and other awards if authorized by the Company’s Board of Directors at prices not less than the fair market value at the date of grant. Options granted under the Predecessor Plans are generally exercisable beginning one year after the date of grant and are fully exercisable in three to four years from date of grant. Options granted under the 1996 Plan are generally exercisable beginning twelve months after date of grant and are fully exercisable within thirty-six months from date of grant. There were 3,281,173 and 2,808,465 options available for grant as of December 31, 2003 and 2002, respectively.

Effective for 2003, the Company adopted the disclosure requirements under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” as an amendment to SFAS No. 123.

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s stock-based employee compensation, including stock options, was accounted for under the intrinsic value-based method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Therefore, no compensation expense was recognized for these stock options as they had no intrinsic value on the date of grant.

If the Company were to recognize compensation expense over the relevant service period under the fair-value method of SFAS No. 123 with respect to stock options granted and employee stock purchases for 2003, 2002 and 2001 and all prior periods, net earnings would have decreased, resulting in pro forma net losses and losses per share as presented below:

	For the Years Ended December 31,
	2003	2002	2001
Net (loss) income:
As reported	$(29,503)	$1,230	$(8,910)
Less: Stock-based compensation expense determined under fair value method for all awards, net of related taxes (as applicable)	(1,976)	(2,125)	(2,044)

Pro forma	$(31,479)	$(895)	$(10,954)

Basic net (loss) earnings per common share:
As reported	$(0.73)	$0.03	$(0.20)
Pro forma	$(0.78)	$(0.02)	$(0.25)
Diluted net (loss) earnings per common share:
As reported	$(0.73)	$0.03	$(0.20)
Pro forma	$(0.78)	$(0.02)	$(0.25)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2003	2002	2001
Expected volatility	95.5%	95.3%	79.2%
Risk-free interest rates	3.2%	4.1%	4.6%
Expected lives	4.5 years	4.5 years	4.5 years

The Company has not paid and does not anticipate paying dividends; therefore, the expected dividend yield is assumed to be zero.

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s option plans is presented below:

	For the Years Ended December 31,
		2003		2002		2001
		Weighted-Average		Weighted-Average		Weighted-Average
		Exercise		Exercise		Exercise
	2003	Prices	2002	Prices	2001	Prices
Outstanding at beginning of year	10,391,270	$2.25	10,167,463	$2.42	11,590,980	$2.53
Granted	4,876,500	$1.01	2,038,500	$1.69	1,671,000	$2.91
Exercised	(174,753)	$0.47	(228,725)	$1.41	(739,623)	$1.46
Forfeited	(5,349,207)	$2.42	(1,585,968)	$2.74	(2,354,894)	$3.60

Outstanding at end of year	9,743,810	$1.57	10,391,270	$2.25	10,167,463	$2.42

Exercisable at end of year	4,929,208	$2.06	7,920,227	$2.29	6,990,962	$2.04

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-average grant date fair value of options granted during the year:

For the Years Ended December 31,
2003	2002	2001
$1.01	$1.21	$1.86

     The following summarizes information about options outstanding as of December 31, 2003:

	Options Outstanding			Options Exercisable
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices	Options	Life	Prices	Options	Prices
$0.01-$0.50	1,240,314	8 years	$0.40	1,240,314	$0.40
$0.51-$1.00	4,190,021	9 years	$0.99	85,605	$0.83
$1.01-$1.50	1,881,429	7 years	$1.41	1,459,568	$1.48
$1.51-$2.00	975,210	8 years	$1.88	713,276	$1.87
$2.01-$3.00	285,567	6 years	$2.27	280,023	$2.27
$3.01-$4.00	419,258	8 years	$3.52	398,411	$3.52
$4.01-$5.00	24,750	7 years	$4.69	24,750	$4.69
$5.01-$6.00	712,986	6 years	$5.38	712,986	$5.38
$6.01-$9.00	14,275	6 years	$7.03	14,275	$7.03

	9,743,810	8 years	$1.57	4,929,208	$2.06

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 — BUSINESS SEGMENTS

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

The following is revenue and long-lived asset information by geographic area:

For and as of the year	United	Foreign
ended December 31, 2003	States	Subsidiaries	Total
Revenues	$45,122	$518	$45,640
Identifiable assets	$58,807	$1,362	$60,169

For and as of the year	United	Foreign
ended December 31, 2002	States	Subsidiaries	Total
Revenues	$88,663	$3,705	$92,368
Identifiable assets	$97,991	$1,253	$99,244

For and as of the year	United	Foreign
ended December 31, 2001	States	Subsidiaries	Total
Revenues	$136,312	$7,005	$143,317
Identifiable assets	$108,636	$5,297	$113,933

Foreign revenues and identifiable assets are based on the country in which the legal subsidiary is domiciled. No single foreign country’s revenues or identifiable assets were material to the consolidated revenues or identifiable assets of the Company.

NOTE 14 — MAJOR CLIENTS

The Company’s five largest clients in 2003 accounted for 15 percent, 11 percent, 6 percent, 6 percent and 5 percent of revenues before reimbursements, respectively. In 2002, the five largest clients accounted for 21 percent, 16 percent, 10 percent, 6 percent and 6 percent of revenues before reimbursements, respectively. In 2001, the five largest clients accounted for 14 percent, 12 percent, 9 percent, 8 percent and 6 percent of revenues before reimbursements, respectively.

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 15 — COMMITMENTS AND CONTINGENCIES

The Company leases various office facilities under operating leases expiring at various dates through July 31, 2007. Additionally, the Company leases various properties and office equipment under operating leases and has other commitments expiring at various dates. Rental expense for all operating leases and other commitments approximated $1,597, $2,983 and $4,191 for the years ended December 31, 2003, 2002 and 2001, respectively. Future minimum rental commitments under noncancelable operating leases and other commitments with terms in excess of one year are as follows:

Calendar Year	Amount
2004	$917
2005	582
2006	129
2007	45
2008	—

Total	$1,673

Of the future minimum rental commitments, the Company has accrued, as part of the restructuring charges as discussed in Note 19 and other excess office expense recorded in 2002, $548, $266, $87 and $45 for calendar years 2004, 2005, 2006 and 2007, respectively. The Company had no capital leases as of December 31, 2003 and 2002.

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

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16 — STOCKHOLDER RIGHTS PLAN

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

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 17 — COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) and related tax effects were as follows:

For the Year Ended	Before-Tax	Tax	Net-of-Tax
December 31, 2003	Amount	Expense	Amount
Change in unrealized holding loss on available-for-sale securities:
Unrealized holding gains arising during the period	$189	$(61)	$128
Less: adjustment for gain realized in net loss	(9)	—	(9)

Net unrealized gain	180	(61)	119
Cumulative translation adjustment	263	—	263

Other comprehensive income (loss)	$443	$(61)	$382

For the Year Ended	Before-Tax	Tax	Net-of-Tax
December 31, 2002	Amount	Expense	Amount
Change in unrealized holding loss on available-for-sale securities:
Unrealized holding gains arising during the period	$45	$(16)	$29
Cumulative translation adjustment	(65)	—	(65)

Other comprehensive loss	$(20)	$(16)	$(36)

For the Year Ended	Before-Tax	Tax (Expense)	Net-of-Tax
December 31, 2001	Amount	Benefit	Amount
Change in unrealized holding loss on available-for-sale securities:
Unrealized holding gains arising during the period	$258	$(91)	$167
Less: adjustment for gain realized in net loss	(60)	21	(39)

Net unrealized gain	198	(70)	128
Cumulative translation adjustment	(83)	—	(83)

Other comprehensive income (loss)	$115	$(70)	$45

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 18 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	March 31,	June 30,	September 30,	December 31,
Quarter Ended	2003	2003	2003	2003
Revenues	$16,571	$10,940	$9,441	$8,688
Operating (loss) income	$(83)	$(8,740)	$(2,338)	$(2,529)
Net income (loss)	$139	$(25,126)	$(2,092)	$(2,424)
Basic net earnings (loss) per common share	$0.00	$(0.62)	$(0.05)	$(0.06)
Diluted net earnings (loss) per common share	$0.00	$(0.62)	$(0.05)	$(0.06)

	March 31,	June 30,	September 30,	December 31,
Quarter Ended	2002	2002	2002	2002
Revenues	$27,250	$24,886	$21,261	$18,971
Operating (loss) income	$(165)	$20	$604	$522
Net income	$127	$116	$540	$447
Basic net earnings per common share	$0.00	$0.00	$0.01	$0.01
Diluted net earnings per common share	$0.00	$0.00	$0.01	$0.01

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 19 — OTHER EVENTS

RESTRUCTURING AND OTHER CHARGES — In the second quarter of 2003, the Company recorded $5,211 in restructuring and other charges as a result of organizational changes announced in June 2003. These charges consisted of the severance costs of professional personnel and executives, and office reductions as well as professional fees incurred in connection with terminated negotiations with a party that had expressed interest in acquiring the Company. As of December 31, 2003, there was an accrual balance of $2,089. The Company expects to utilize the balance by the end of 2005. The following table provides the components of this charge.

Restructuring and Other		Cash	Non-cash	Balance as of
Charges – 2003	Charge	Payments	Usage	Dec. 31, 2003
Severance costs (approximately 30 employees)	$3,917	$2,501	$33	$1,383
Office reductions	921	203	2	716
Professional fees	373	383	—	(10)

Total	$5,211	$3,087	$35	$2,089

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

		Cash	Non-cash	Balance as of
Peer3 Charge – 2001	Charge	Payments	Usage	Dec. 31, 2003
Goodwill impairment	$3,014	$—	$3,014	$—
Asset write-offs	866	—	951	(85)
Lease terminations	668	687	56	(75)
Severance costs (approximately 30 employees)	1,430	1,364	—	66
Professional fees	357	357	—	—
Computer lease, commitments and other costs	595	495	88	12

Total original charge	6,930	2,903	4,109	(82)

2002 adjustment	82	—	—	82

Total	$7,012	$2,903	$4,109	$—

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-Peer3 Severance		Cash	Non-cash	Balance as of
Charge – 2001	Charge	Payments	Usage	Dec. 31, 2003
Severance costs (approximately 70 employees)	$1,480	$1,466	$—	$14
Asset write-offs	520	—	520	—
Other costs	326	113	—	213

Total original charge	2,326	1,579	520	227

2002 adjustment	(227)	—	—	(227)

Total	$2,099	$1,579	$520	$—

In 2000, the Company recorded a pre-tax charge of $4,701 for the closure of its Latin American operations. Subsequently in 2000, the Company collected $400 of accounts receivable previously written-off and, as a result, the cumulative charge was reduced to $4,301. As of December 31, 2003, there was an accrual balance of $181, which represented professional fees and various other closure costs and is expected to be resolved by the first half of 2004. The following table provides the components of this charge.

		Cash(1)	Non-cash	Balance as of
Latin America Charge – 2000	Charge	Payments	Usage	Dec. 31, 2003
Severance costs (approximately 40 employees)	$1,785	$1,574	$—	$211
Other costs	—	30	—	(30)
Asset write-offs	2,916	—	2,916	—

Total original charge	4,701	1,604	2,916	181

Accounts receivable collections – 2000	(400)	(400)	—	—

Total	$4,301	$1,204	$2,916	$181

(1) Net cash payments totaling $30 were made during the year ended December 31, 2003.

In 1999, the Company recorded $6,967 in restructuring and other charges associated with lease terminations, former executive severance costs, CourseNet Systems, Inc. acquisition costs and asset write-offs. On February 15, 2000, the Company distributed the common stock of eLoyalty Corporation (“eLoyalty”) owned by the Company to the Company’s stockholders (the “Spin-Off”). eLoyalty operated within the Company prior to the Spin-Off and is now a separate, publicly traded company. The Company determined that a portion of the lease terminations became unnecessary due to changes in TSC office usage by TSC and eLoyalty and also determined that the actual costs for these lease terminations would be less than previously anticipated and, as a result, the cumulative charge was reduced by $1,892 to $5,075 during 2000 and 2001 and by $144 to $4,931 during 2002. As of December 31, 2003, there was an accrual balance of $147, which relates to amounts that the Company is contractually obligated to pay through 2004 as a result of the lease terminations. The following table provides the components of this charge.

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restructuring and Other		Cash(2)	Non-cash	Balance as of
Charges – 1999	Charge	Payments	Usage	Dec. 31, 2003
Lease terminations	$3,011	$710	$35	$2,266
Former executive severance costs	1,814	1,747	150	(83)
CourseNet Systems, Inc. acquisition costs	1,300	—	1,300	—
Asset write-offs	842	—	842	—

Total original charge	6,967	2,457	2,327	2,183

2000 adjustment	(404)	—	—	(404)
2001 adjustment	(1,488)	—	—	(1,488)
2002 adjustment	(144)	—	—	(144)

Total	$4,931	$2,457	$2,327	$147

(2) Net cash payments totaling $108 were made during the year ended December 31, 2003.

NOTE 20 — RELATED PARTY

During 2003 and 2002, the Company provided services to Bausch & Lomb, Inc (B&L). The Company’s chairman, John R. Purcell, and its former chairman, William H. Waltrip, also serve as directors for B&L. The services performed related to B&L’s global IT integration project and were awarded following a competitive bidding process. The amount of revenues recognized for such services during the years ended December 31, 2003 and 2002 represented 6 percent and 4 percent of the Company’s total revenues before reimbursements, respectively. The net accounts receivable balances from these services as of December 31, 2003 and 2002 were $272 and $1,158, respectively.

NOTE 21 — SUBSEQUENT EVENTS

On February 10, 2004, the Company announced that the Compensation Committee of its Board of Directors has decided to terminate the Company’s nonqualified executive deferred compensation plan effective immediately. Because of dwindling participation, coupled with recent and proposed changes in tax and other legislation, the Compensation Committee decided the existence of the plan was no longer a significant factor in attracting and retaining key executive talent; accordingly, the plan will be terminated and all funds distributed to participants. The Company distributed these funds in late February 2004.

Technology Solutions Company

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2002 and 2001
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

Technology Solutions Company

PART IV. (CONTINUED)

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

Item 15(a)(3) Exhibits (Continued)

10.11	Employment Agreement Amendment with Paul R. Peterson, filed as Exhibit 10.15 to TSC’s Annual Report on Form 10-K for the year ended December 31, 1999, file no. 0-19433, is hereby incorporated by reference.

10.12	Employment Agreement with Timothy P. Dimond, filed as Exhibit 10.21 to TSC’s Annual Report on Form 10-K for the year ended December 31, 2001, file no. 0-19433, is hereby incorporated by reference.

10.13	Retirement Agreement with Jack N. Hayden, filed as Exhibit 10.01 to TSC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, file no. 0-19433, is hereby incorporated by reference.

10.14	Retirement Agreement with William H. Waltrip, filed as Exhibit 10.02 to TSC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, file no. 0-19433, is hereby incorporated by reference.

10.15	Employment Agreement with Stephen B. Oresman, filed as Exhibit 10.03 to TSC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, file no. 0-19433, is hereby incorporated by reference.

10.16*	Employment Agreement with Ard Geller.

21*	Subsidiaries of the Company.

23.1*	Consent of Grant Thornton LLP.

23.2*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Technology Solutions Company

PART IV. (CONTINUED)

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

Item 15(a)(3) Exhibits (Continued)

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

Exhibits 10.01 through 10.16 listed above are the management contracts and compensatory plans or arrangements required to be filed as exhibits hereto pursuant to the requirements of Item 601 of Regulation S-K.

Item 15(b) Reports on Form 8-K

One report on Form 8-K was filed during the quarter ended December 31, 2003. This report, dated November 11, 2003, announced the Company’s third quarter 2003 results of operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March 2004.

TECHNOLOGY SOLUTIONS COMPANY
By:	/s/ TIMOTHY P. DIMOND
Timothy P. Dimond
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the date indicated.

Signature
/s/ JOHN R.PURCELL John R. Purcell	(March 19, 2004)	Chairman and Director

/s/ STEPHEN B. ORESMAN Stephen B. Oresman	(March 19, 2004)	Chief Executive Officer and Director

/s/ TIMOTHY P. DIMOND Timothy P. Dimond	(March 19, 2004)	Chief Financial Officer and Principal Accounting Officer

/s/ RAYMOND P. CALDIERO Raymond P. Caldiero	(March 19, 2004)	Director

/s/ CARL F. DILL, JR. Carl F. Dill, Jr.	(March 19, 2004)	Director

/s/ GERALD LUTERMAN Gerald Luterman	(March 19, 2004)	Director

(Being the principal executive officer, the principal financial and accounting officer and all of the directors of Technology Solutions Company).