Form 10-Q
period 2004-03-31
TECHNOLOGY SOLUTIONS COMPANY
filed 2004-05-11
CIK 877645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission file number 0-19433

Technology Solutions Company

Incorporated in the State of Delaware
I.R.S. Employer Identification No. 36-3584201

205 North Michigan Avenue
Suite 1500
Chicago, Illinois 60601
(312) 228-4500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). Yes            No ☐

As of April 30, 2004, there were outstanding 40,859,705 shares of TSC Common Stock, par value $.01.

TECHNOLOGY SOLUTIONS COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

TECHNOLOGY SOLUTIONS COMPANY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,797	$41,104
Marketable securities held in trust	—	6,712
Receivables, less allowance for doubtful receivables of $146 and $239	5,988	5,802
Other current assets	166	696

Total current assets	44,951	54,314
COMPUTERS, FURNITURE AND EQUIPMENT, NET	461	201
LONG-TERM RECEIVABLES AND OTHER	5,638	5,654

Total assets	$51,050	$60,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$300	$330
Accrued compensation and related costs	3,537	3,575
Deferred compensation	—	6,712
Restructuring accruals	1,357	2,417
Other current liabilities	2,480	2,744

Total current liabilities	7,674	15,778

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; shares authorized — 10,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized — 100,000,000; shares issued - 44,695,788; shares outstanding 40,859,705 and 40,818,469	447	447
Capital in excess of par value	121,954	121,974
Accumulated deficit	(73,774)	(72,735)
Treasury stock, at cost, 3,836,083 and 3,877,319 shares	(5,466)	(5,525)
Accumulated other comprehensive income:
Cumulative translation adjustment	215	230

Total stockholders’ equity	43,376	44,391

Total liabilities and stockholders’ equity	$51,050	$60,169

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three
	Months Ended
	March 31,
	2004	2003
	(unaudited)
REVENUES:
Revenues before reimbursements	$8,635	$15,181
Reimbursements	1,092	1,390

	9,727	16,571

COSTS AND EXPENSES:
Project personnel	5,540	8,963
Other project expenses	1,454	1,672
Reimbursable expenses	1,092	1,390
Bad debt (credit) expense	(120)	121
Management and administrative support	3,378	4,197
Restructuring and other credits	(579)	—
Incentive compensation	228	311

	10,993	16,654

OPERATING LOSS	(1,266)	(83)

OTHER INCOME:
Net investment income	227	314

(LOSS) INCOME BEFORE INCOME TAXES	(1,039)	231
INCOME TAX PROVISION	—	92

NET (LOSS) INCOME	$(1,039)	$139

BASIC NET (LOSS) EARNINGS PER COMMON SHARE	$(0.03)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	40,819	40,589

DILUTED NET (LOSS) EARNINGS PER COMMON SHARE	$(0.03)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	40,819	41,154

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the
	Three Months Ended
	March 31,
	2004	2003
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,039)	$139
Restructuring and other credits	(579)	—
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	107	140
Provisions for receivable valuation allowances and reserves for possible losses, net of recoveries	(120)	121
Deferred income taxes	—	22
Changes in assets and liabilities:
Receivables	(66)	2,329
Purchases of trading securities related to deferred compensation plan, net of market adjustments	(2,201)	(22)
Sales of trading securities related to deferred compensation plan	8,913	—
Other current assets	530	224
Accounts payable	(30)	236
Accrued compensation and related costs	(42)	(4,249)
Deferred compensation liability	(6,712)	22
Restructuring accruals	(481)	(31)
Other current liabilities	(225)	(52)
Other assets	17	387

Net cash used in operating activities	(1,928)	(734)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from available-for-sale securities	—	275
Capital expenditures	(367)	(24)

Net cash (used in) provided by investing activities	(367)	251

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan	38	75
Purchase of Company stock for treasury	—	(251)

Net cash provided by (used in) financing activities	38	(176)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(50)	4

DECREASE IN CASH AND CASH EQUIVALENTS	(2,307)	(655)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,104	47,004

CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,797	$46,349

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(In thousands, except share and per share data)

NOTE 1 — BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Technology Solutions Company and its subsidiaries (“TSC” or the “Company”). The consolidated balance sheet as of March 31, 2004, the consolidated statements of operations for the three months ended March 31, 2004 and 2003 and the consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2004 and for all periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the United States Securities and Exchange Commission (“SEC”) on March 19, 2004.

NOTE 2 — THE COMPANY

Technology Solutions Company (“TSC”) is a consulting company that focuses on rapid results. TSC helps clients plan, select, install, upgrade and optimize the software systems that run their business operations. TSC’s range of services include project planning, software selection, reengineering, implementation, systems integration, upgrades, training, and outsourcing. The Company’s clients are primarily located throughout the United States but the Company also supports global deployments.

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

NOTE 3 — NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). FIN 46 clarified the application of Accounting Research Bulletin Number 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Qualifying special purpose entities as defined by FASB Statement Number 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are excluded from the scope of Interpretation No. 46. Interpretation No. 46 applied immediately to all variable interest entities created after January 31, 2003 and was originally effective for fiscal periods beginning after July 1, 2003 for existing variable interest entities. In October 2003, the FASB postponed the effective date of Interpretation No. 46 to December 31, 2003. The Company does not have any variable interest entities and, therefore, the adoption of the provisions of FIN 46 did not have a material impact on the Company’s results of operations or financial position.

In December 2003, a revised version of Interpretation 46 (“Revised Interpretation No. 46”) was issued by the FASB. The revisions clarify some requirements, ease some implementation problems, add new scope exceptions, and add applicability judgments. Revised Interpretation No. 46 is required to be adopted by most public companies no later than March 31, 2004. The adoption of Revised Interpretation No. 46 did not have a material impact on the Company’s results of operations or financial position.

In December 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132 improves financial statement disclosures for defined benefit plans and requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. SFAS No. 132 is effective for fiscal years ending after December 15, 2003 and for quarters beginning after December 15, 2003. The adoption of SFAS No. 132 did not have a material impact on the Company’s results of operations or financial position.

NOTE 4 — STOCK OPTIONS

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation costs for employee stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock.

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

The following table illustrates the effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation. The following table also provides the amount of Stock-Based compensation cost included in net (loss) income as reported.

	For the Three Months
	Ended March 31,
	2004	2003
Net (loss) income:
As reported	$(1,039)	$139
Less: Stock-based compensation expense determined under fair value method for all awards, net of related taxes (as applicable)	(485)	(563)

Pro forma	$(1,524)	$(424)

Basic net (loss) earnings per common share:
As reported	$(0.03)	$0.00
Pro forma	$(0.04)	$(0.01)
Diluted net (loss) earnings per common share:
As reported	$(0.03)	$0.00
Pro forma	$(0.04)	$(0.01)

As of March 31, 2004 and 2003, options to purchase 9,988,063 and 10,602,965 shares of common stock were outstanding, respectively, and options to purchase an additional 3,036,920 and 2,596,770 shares of common stock were available for grant, respectively, under the Technology Solutions Company 1996 Stock Incentive Plan.

NOTE 5 — CAPITAL STOCK

The Company has a stock repurchase program, which allows for share repurchases of up to 11,525,327 shares of outstanding Company common stock (the “Repurchase Program”). During the three months ended March 31, 2004, the Company did not purchase any shares. During the three months ended March 31, 2003, the Company purchased 242,700 shares for $251. The Company has repurchased an aggregate total of 6,762,627 shares since the inception of this Repurchase Program in September 2000. As of March 31, 2004, there were 4,762,700 shares available to be purchased under the Repurchase Program.

The timing and size of any future stock repurchases are subject to market conditions, stock prices, cash position and other cash requirements.

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

NOTE 6 — (LOSS) EARNINGS PER COMMON SHARE

The Company discloses basic and diluted (loss) earnings per share in the consolidated statements of operations under the provisions of SFAS No. 128, "(Loss) Earnings Per Share.” Diluted (loss) earnings per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during each period presented, plus the dilutive effect of common equivalent shares arising from the assumed exercise of stock options using the treasury stock method. Common equivalent shares of 1,633,574 were not included in the diluted loss per share calculation as they were antidilutive for the three months ended March 31, 2004. Basic (loss) earnings per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during each period presented.

Reconciliation of basic and diluted (loss) earnings per share for the three months ended:

	March 31, 2004			March 31, 2003
		Shares			Shares	Per
	Net	(In	Per	Net	(In	Common
	Loss	Thousands)	Common Share	Income	Thousands)	Share
Basic (loss) earnings per share	$(1,039)	40,819	$(0.03)	$139	40,589	$0.00

Effect of stock options	—	—		—	565

Diluted (loss) earnings per share	$(1,039)	40,819	$(0.03)	$139	41,154	$0.00

NOTE 7 — COMPREHENSIVE (LOSS) INCOME

The Company’s comprehensive (loss) income was as follows:

	For the Three Months
	Ended March 31,
	2004	2003
Net (loss) income	$(1,039)	$139
Other comprehensive (loss) income:
Net unrealized holding gains on available-for-sale securities, net of tax	—	127
Translation adjustment	(15)	21

Other comprehensive (loss) income	(15)	148

Total comprehensive (loss) income	$(1,054)	$287

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

NOTE 8 — BUSINESS SEGMENTS

The Company operates in a single business segment. The Company’s clients are primarily located throughout the United States but the Company also supports global deployments. The following is revenue, including reimbursements, and long-lived asset information by geographic area:

For and as of the
Three Months Ended
March 31, 2004	United States	Foreign Subsidiary	Total
Revenues	$9,727	—	$9,727
Identifiable assets	$50,826	$224	$51,050

For and as of the
Three Months Ended
March 31, 2003	United States	Foreign Subsidiary	Total
Revenues	$16,281	$290	$16,571
Identifiable assets	$94,081	$1,177	$95,258

Foreign revenues and identifiable assets are based on the country in which the legal subsidiary is domiciled. No single foreign country’s revenues or identifiable assets were material to the consolidated revenues or identifiable assets of the Company.

NOTE 9 — OTHER EVENTS

In the second quarter of 2003, the Company recorded $5,211 in restructuring and other charges as a result of organizational changes announced in June 2003. These charges consisted of the severance costs of professional personnel and executives as well as office reductions and professional fees incurred in connection with terminated negotiations with a party that had expressed interest in acquiring the Company. During the three months ended March 31, 2004, this charge was reduced by $266 to $4,945 as the Company was able to favorably terminate one of their office leases. As of March 31, 2004, there was an accrual balance of $1,350. The Company expects to utilize this balance by the end of 2005. The following table provides the components of this charge.

Restructuring and Other		Cash(1)	Non-cash	Balance as of
Charges - 2003	Charge	Payments	Usage	Mar. 31, 2004
Severance costs (approximately 30 employees)	$3,917	$2,800	$33	$1,084
Office reductions	921	377	2	542
Professional fees	373	383	—	(10)

Total original charge	5,211	3,560	35	1,616

2004 adjustment	(266)	—	—	(266)

Total	$4,945	$3,560	$35	$1,350

(1)Net cash payments totaling $473 were made during the three months ended March 31, 2004.

In 2000, the Company recorded a pre-tax charge of $4,701 for the closure of its Latin American operations. Subsequently in 2000, the Company collected $400 of accounts receivable previously written-off and, as a result, the cumulative charge was reduced to $4,301. This charge was further

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

reduced by $181 to $4,120 during the three months ended March 31, 2004 as the Company completed the closure of its Latin American operations and, accordingly, no further payments are due. The following table provides the components of this charge.

		Cash(2)	Non-cash	Balance as of
Latin America Charge - 2000	Charge	Payments	Usage	Mar. 31, 2004
Severance costs (approximately 40 employees)	$1,785	$1,574	$—	$211
Other costs	—	30	—	(30)
Asset write-offs	2,916	—	2,916	—

Total original charge	4,701	1,604	2,916	181

Accounts receivable collections - 2000	(400)	(400)	—	—
2004 adjustment	(181)	—	—	(181)

Total	$4,120	$1,204	$2,916	$—

(2) There were no net cash payments during the three months ended March 31, 2004.

In 1999, the Company recorded $6,967 in restructuring and other charges associated with lease terminations, former executive severance costs, CourseNet Systems, Inc. acquisition costs and asset write-offs. On February 15, 2000, the Company distributed the common stock of eLoyalty Corporation (“eLoyalty”) owned by the Company to the Company’s stockholders (the “Spin-Off”). eLoyalty operated within the Company prior to the Spin-Off and is now a separate, publicly traded company. The Company determined that a portion of the lease terminations became unnecessary due to changes in TSC office usage by TSC and eLoyalty and also determined that the actual costs for these lease terminations would be less than previously anticipated and, as a result, the cumulative charge was reduced by $2,036 to $4,931 during 2000, 2001 and 2002 and by $132 to $4,799 during the quarter ended March 31, 2004. As of March 31, 2004, there was an accrual balance of $7, which relates to the net amount that the Company is contractually obligated to pay through 2004 as a result of the lease terminations. The following table provides the components of this charge.

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

Restructuring and Other		Cash(3)	Non-cash	Balance as of
Charges - 1999	Charge	Payments	Usage	Mar. 31, 2004
Lease terminations	$3,011	$718	$35	$2,258
Former executive severance costs	1,814	1,747	150	(83)
CourseNet Systems, Inc. acquisition costs	1,300	—	1,300	—
Asset write-offs	842	—	842	—

Total original charge	6,967	2,465	2,327	2,175

2000 adjustment	(404)	—	—	(404)
2001 adjustment	(1,488)	—	—	(1,488)
2002 adjustment	(144)	—	—	(144)
2004 adjustment	(132)	—	—	(132)

Total	$4,799	$2,465	$2,327	$7

(3) Net cash payments totaling $8 were made during the three months ended March 31, 2004.

NOTE 10 — RELATED PARTY

During the three months ended March 31, 2004 and 2003, the Company provided services to Bausch & Lomb, Inc (B&L). One of the Company’s directors, John R. Purcell and a former director, William H. Waltrip, also serve as directors for B&L. The services performed related to B&L’s global IT integration project and were awarded following a competitive bidding process. The amount of revenues recognized for such services during the three months ended March 31, 2004 and 2003 represented 4 percent and 12 percent of the Company’s total revenues before reimbursements, respectively. The net accounts receivable balances from these services as of March 31, 2004 and December 31, 2003 were $285 and $272, respectively.

\

TECHNOLOGY SOLUTIONS COMPANY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

On May 6, 2004, we announced that Michael R. Gorsage became our President and Chief Executive Officer as well as a member of our Board of Directors. Stephen B. Oresman, who was serving as our CEO, remains with the Company and is now our Chairman of the Board. John R. Purcell resigned his position as Chairman of the Board, but remains a member of our Board of Directors.

The results of our operations are affected by general economic conditions as well as the level of economic activity and changes in the industries the we serve. While the general economy and the information technology (“IT”) consulting services market is improving, there is no assurance that these improving conditions will result in an increase in our future revenues given the fundamental changes in the IT service industry as set forth below. In addition, increases in demand for our services generally tend to lag behind economic cycles. Accordingly, any benefit to our business of any economic recovery may take longer to realize.

Beginning in the second half of 2003, we took steps to refocus and rebuild our business. These steps included investing in a range of specialty services in order to differentiate us from our competition and investing in marketing initiatives to support these specialty services as well as maintaining our project personnel headcount at a level to enable us to grow our business. While our revenues in the first quarter increased as compared to the fourth quarter of 2003, we completed several projects during the first quarter of 2004 that have not yet been fully replaced with new projects. Accordingly, we expect quarterly revenues in the second quarter to decline as compared to the first quarter of 2004. Despite our revenue improvement in the first quarter, we incurred an operating loss in the first quarter of 2004 as well as all four quarters during 2003 and we will likely continue to incur operating losses during the remainder of 2004 as we continue our efforts to refocus and rebuild our business.

In addition to the challenges described above, we also believe that the information technology services industry is undergoing some fundamental changes, resulting in increased competitive pressure. These changes include competition from application software firms as they continue to enhance services and implementation capabilities to increase their revenue; offshore application development and system consulting and support firms which typically have much lower labor costs and billing rates; and the proliferation of Enterprise Resource Planning (“ERP”) expertise within the IT departments of organizations, reducing the need to engage outside consulting help. The availability of off shore technical expertise has and will have an impact on the IT consulting market. However, we believe the demand for “high end” technically competent innovative consultants will increase over time. The complexity of corporate IT functions is not diminishing. In addition, we believe that the up coming “baby boomer“retirement will impact the supply of trained consultants in the market.

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Our business is also driven by the pace of technological change, our ability to differentiate ourselves from our competitors through specialty services that address targeted industry and business concerns, and the type and level of spending by our clients in the areas in which we provide services. Many factors can result in a deferral, reduction or cancellation of services requested by our prospective or current clients including budget constraints, economic conditions and perceived project progress, success or value. The economic uncertainties of recent years has lead many corporations to reassess their IT goals and budgets. This, combined with the lack of significant new technology to stimulate spending, has had a further dampening impact on demand for our services. However, we also believe that many companies have very old systems and technology and that “real time” business decision making will fuel growth in many of our markets.

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

Project personnel costs constitute the majority of our operating costs. Since project personnel costs are primarily driven by the cost of billable personnel, mainly compensation and benefits, maintaining these costs at a reasonable and predictable percentage of revenue is critical to our financial performance. Project personnel costs as a percentage of revenues are driven by utilization and average hourly billing rates. Utilization represents the percentage of time our billable professionals spend on billable work. It is our strategy to try to match our project personnel supply with demand. At times this requires us to reduce headcount and reassign employees to other active projects when they are no longer needed on a particular project. However, because of the mix of skills needed and project duration, implementation of this strategy may be delayed at times. Accordingly, any decline in revenues without a corresponding and timely reduction in staffing, or a staffing increase that is not accompanied by a corresponding increase in revenues, would have an adverse effect on our business, operating results and financial condition, which could be material.

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

Management and Administrative Support

Management and administrative support costs consist of client officer costs and infrastructure costs. Client officer costs include client officer salaries and travel, marketing costs and recruiting costs. Infrastructure costs include senior corporate management and our board of directors; accounting; financial reporting; finance; tax; legal; treasury; human resources; employee benefits; marketing; public and investor relations; office operations; staffing of our project personnel; recruiting; training; internal communications; internal technology applications; management of new business opportunities; planning; quality assurance; and risk management.

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

Accounting for Income Taxes

We use an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided using currently enacted tax rates when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. Significant management judgement is required in determining our provision

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have generated certain deferred tax assets as a result of operating losses and temporary differences between book and tax accounting, as well as tax benefits resulting from the exercise of employee stock options that were recorded as additional paid-in capital in the period of exercise. Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. During 2003, we recorded a full valuation allowance against our deferred tax assets. If the realization of our deferred tax assets in future periods is considered more likely than not, an adjustment to our deferred tax asset would increase net income in the period such determination is made. The amount of deferred tax assets considered realizable is based on significant estimates. Changes in these estimates could materially affect our financial condition and results of operations in future periods.

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

THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2003

Revenues

Consolidated net revenues were $9.7 million for the three months ended March 31, 2004, a decrease of 41 percent from the same period in the prior year. Revenues before reimbursements decreased 43 percent to $8.6 million from $15.2 million. We believe that this decline in revenues was primarily due to decreased demand for our services and an increase in competitive pricing arising out of the continuing economic uncertainties, fundamental changes in the IT services industry, and a decline in corporate information technology capital expenditures as large and small companies reassessed their goals and budgets.

During the three months ended March 31, 2004, no client accounted for more than 10 percent of revenues before reimbursements. During the three months ended March 31, 2003, three clients accounted for 38 percent of revenues before reimbursements (ExxonMobil Corp. — 15 percent, Bausch &Lomb Inc. — 12 percent and Caterpillar Inc. — 11 percent). We added 7 new clients and 27 new projects during the three months ended March 31, 2004 compared to 10 new clients and 24 new projects during the same period in the prior year. In addition, we performed work for 48 clients and 80 projects during the three months ended March 31, 2004 compared to 50 clients and 107 projects during the same period in the prior year.

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

During the three months ended March 31, 2004 and 2003, we provided services to Bausch & Lomb, Inc (B&L). One of our directors, John R. Purcell, and a former director, William H. Waltrip, also serve as directors for B&L. The services performed related to B&L’s global IT integration project and were awarded following a competitive bidding process. The amount of revenues recognized for such services during the three months ended March 31, 2004 and 2003 represented 4 percent and 12 percent of our total revenues before reimbursements, respectively. The net accounts receivable balances from these services as of March 31, 2004 and December 31, 2003 were $285 thousand and $272 thousand, respectively.

Costs and Expenses

Project personnel costs were $5.5 million for the three months ended March 31, 2004, a decrease of 38 percent from the same period in the prior year. This decrease was largely attributable to staff reductions in response to our declining revenues and our ongoing efforts to keep headcount and costs in line with demand for our services, as described earlier in this item. Professional domestic headcount decreased to 167 as of March 31, 2004 compared to 248 as of March 31, 2003. Annualized voluntary turnover increased to 36 percent from 9 percent for the three months ended March 31, 2003. Project personnel costs as a percentage of revenues before reimbursements increased to 64 percent for the three months ended March 31, 2004 from 59 percent from the same period in the prior year primarily due to a decline in average hourly billing rates. Average hourly billing rates decreased 18 percent to $141. The decline in average hourly billing rates primarily reflects the increased competitive environment in the information technology consulting market as well as lower rates for post-go-live activities. Staff utilization improved to 72 percent from 63 percent for the three months ended March 31, 2003 as a result of our staff reductions.

Other project expenses were $1.5 million for the three months ended March 31, 2004, a decrease of 13 percent from the same period in the prior year. The decrease in other project expenses consisted of the following: a decrease in headcount related costs of $0.3 million, which includes travel, computer and communication costs; a decrease in other project related costs of $0.1 million, due to reduced revenues; and a decrease in employee termination costs of $0.1 million. These reductions were partially offset by an increase in subcontractor costs of $0.3 million. Other project expenses as a percentage of revenues before reimbursements increased to 17 percent for the three months ended March 31, 2004 from 11 percent for the same period in the prior year mainly due to the increased use of subcontractors for certain specialized skills.

Bad debt expense was a credit of $0.1 million for the three months ended March 31, 2004 compared to an expense of $0.1 million for the same period in the prior year. This decrease was a result of recoveries of previously reserved receivables as well as fewer collection issues during the three months ended March 31, 2004.

Management and administrative support costs decreased 20 percent to $3.4 million for the three months ended March 31, 2004 from $4.2 million in the same period in the prior year. This decrease resulted from a decrease in labor costs of $0.8 million as we reduced headcount as a result of our organizational changes during the quarter ended June 30, 2003.

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

During the quarter ended March 31, 2004, we reversed restructuring and other charges of $0.6 million. This amount consisted of $0.3 million related to certain lease terminations recorded during the three months ended June 30, 2003, $0.2 million related to the closure of our Latin American operations recorded in 2000 and $0.1 million related to certain lease terminations recorded in 1999.

Incentive compensation expense was $0.2 million for the three months ended March 31, 2004 compared with $0.3 million in the same period in the prior year. Incentive compensation as a percentage of revenues excluding reimbursements increased slightly to 3 percent during the three months ended March 31, 2004 compared to 2 percent in the same period in the prior year. If the Company and our employees meet their 2004 quarterly and annual quantitative and qualitative objectives, we expect to continue to accrue incentive compensation during 2004.

Operating Loss/Income

Consolidated operating loss was $1.3 million for the three months ended March 31, 2004 compared to $0.1 million for the same period in the prior year. Our operating loss for 2004 included restructuring and other credits of $0.6 million. The operating loss, excluding these credits, mainly resulted from the decline in revenues as well as higher project personnel costs as a percent of revenues due to lower billing rates.

Other Income

Other income for the three months ended March 31, 2004 was $0.2 million compared to $0.3 million for the same period in the prior year. This decrease was a result of lower cash balances as well as lower interest rates year over year. Our cash and cash equivalents were primarily invested in overnight money market type accounts. Average interest rates were approximately 0.90 percent for the three months ended March 31, 2004 compared to approximately 1.23 percent during the same period in the prior year.

Income Tax Provision

We did not recognize an income tax benefit for the three months ended March 31, 2004 since we recorded a full valuation allowance against our deferred taxes in 2003.

Shares Outstanding

Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding increased due to the issuance of shares under our employee stock purchase plan and stock option plans. In addition, since the three months ended June 30, 2003, we have not repurchased any of our outstanding shares under our previously announced repurchase program. During the three months ended March 31, 2003, we repurchased 242,700 shares of our Common Stock at an average price of $1.03 per share.

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1.9 million and $0.7 million for the three months ended March 31, 2004 and 2003, respectively. Net cash used in operating activities for the three months ended March 31, 2004 primarily related to the loss for the quarter, net of the non-cash restructuring and other credits, as well as payments related to the June 30, 2003 restructuring and other charges. These credits and payments resulted in a decrease in the restructuring accruals.

While days sales outstanding increased by 4 days to 55 days at March 31, 2004 as compared to March 31, 2003, it improved by 5 days from 60 days at December 31, 2003.

Cash commitments relating to remaining restructuring and other charges are $1.1 million in severance costs and $0.3 million in office costs. The anticipated cash outflows for these restructuring and other charges are as follows: $0.7 million for the remaining quarters in 2004 and the remaining balance of $0.7 million in 2005. Other estimated future cash commitments include various office facilities, property and office equipment under operating leases and other costs that expire at various dates. In the second quarter of 2004, we renewed one of our office leases and also signed a lease for a new office. The minimum cash commitments under these non-cancelable operating leases and other obligations with terms in excess of one year, net of restructuring and other charges, are as follows: $0.4 million for the remaining quarters in 2004, $0.9 million in 2005, $0.8 million in 2006 and $0.4 million in 2007. In addition, we have an annual commitment for telecommunications of $0.1 million for the remaining quarters in 2004 and $0.1 million for 2005 and 2006. The Company has no guarantees of third party debt as of March 31, 2004 or other off-balance sheet commitments.

Net cash used in investing activities was $0.4 million for the three months ended March 31, 2004 for computer purchases. We currently have no material commitments for capital expenditures.

Net cash provided by financing activities was virtually zero for the three months ended March 31, 2004.

Our primary sources of liquidity are our existing cash and cash equivalents. Our cash and cash equivalents at March 31, 2004 were $38.8 million. Depending on revenues and cash collections, we expect our cash and cash equivalent balance at June 30, 2004 to be approximately $33 million to $35 million. While we will likely continue to incur operating losses in 2004, we believe that our cash and cash equivalents will be sufficient to meet our cash requirements. Our investment policy is to maintain most of our cash and cash equivalents in highly liquid, large money market type funds. This policy exposes us to short-term interest rate fluctuations.

Operating results and liquidity, including our ability to raise additional capital if necessary, may be materially and adversely affected by continued low demand for the Company’s services. In addition, a number of other factors, including general economic conditions, technological changes, competition and other factors affecting the IT industry generally, and the suspension or cancellation of a large project could have an adverse effect on future results and liquidity. These aforementioned factors, as well as other factors, are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 under Management’s Discussion and Analysis of Financial Condition and Results of Operations “Assumptions Underlying Certain Forward-Looking Statements and Factors that May Affect Future Results.”

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

We had a nonqualified deferred compensation plan. All Company executives (defined as those at the level of Vice President and above) were eligible to participate in this voluntary program, which permitted participants to defer receipt of a portion of their compensation. We held deferred amounts in a “rabbi trust” for the benefit of plan participants and investment earnings (or losses) were credited to the participants’ accounts based on investment allocation options selected by the participants. We did not guarantee these investments or earnings thereon. These investments remained assets of the Company and were available to the general creditors of the Company in the event of our insolvency. On February 10, 2004, the Company announced that the Compensation Committee of its Board of Directors decided to terminate the Company’s nonqualified executive deferred compensation plan. Because of dwindling participation, coupled with recent and proposed changes in tax and other legislation, the Compensation Committee decided the existence of the plan was no longer a significant factor in attracting and retaining key executive talent. Accordingly, the plan was terminated and all funds were distributed to the participants in late February 2004.

NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). FIN 46 clarified the application of Accounting Research Bulletin Number 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Qualifying special purpose entities as defined by FASB Statement Number 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are excluded from the scope of Interpretation No. 46. Interpretation No. 46 applied immediately to all variable interest entities created after January 31, 2003 and was originally effective for fiscal periods beginning after July 1, 2003 for existing variable interest entities. In October 2003, the FASB postponed the effective date of Interpretation No. 46 to December 31, 2003. We do not have any variable interest entities and, therefore, the adoption of the provisions of FIN 46 did not have a material impact on our results of operations or financial position.

In December 2003, a revised version of Interpretation 46 (“Revised Interpretation No. 46”) was issued by the FASB. The revisions clarify some requirements, ease some implementation problems, add new scope exceptions, and add applicability judgments. Revised Interpretation No. 46 is required to be adopted by most public companies no later than March 31, 2004. The adoption of Revised Interpretation No. 46 did not have a material impact on the our results of operations or financial position.

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

In December 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132 improves financial statement disclosures for defined benefit plans and requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. SFAS No. 132 is effective for fiscal years ending after December 15, 2003 and for quarters beginning after December 15, 2003. The adoption of SFAS No. 132 did not have a material impact on our results of operations or financial position.

This Form 10-Q contains or may contain certain forward-looking statements concerning our financial position, results of operations, cash flows, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions. These forward-looking statements involve significant risks and uncertainties. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form 10-Q include, among others, our ability to manage the pace of technological change including our ability to refine and add to our service offerings to adapt to technological changes, our ability to manage the current downturn in our business and in our industry and the economy in general, our ability to manage our current decreased revenue levels, our ability to attract new business and increase revenues, our ability to attract and retain employees, our ability to accommodate a changing business environment, general business and economic conditions in our operating regions, market conditions and competitive and other factors, our ability to continue to attract new clients and sell additional work to existing clients and our ability to manage costs and headcount relative to expected revenues, all as more fully described herein and in our Annual Report on Form 10-K for the year ended December 31, 2003 under Management’s Discussion and Analysis of Financial Condition and Results of Operations “Assumptions Underlying Certain Forward-Looking Statements and Factors that May Affect Future Results” and elsewhere from time to time in our other SEC reports. Such forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we would make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Actual results may vary materially.

TECHNOLOGY SOLUTIONS COMPANY

PART I. FINANCIAL INFORMATION

(Continued)

ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TSC is exposed to interest rate fluctuations. Changes in interest rates affect interest income and expense on cash and cash equivalents. The Company’s cash and cash equivalents are primarily invested in overnight money market type accounts. Average interest rates were approximately 0.90 percent during the three months ended March 31, 2004 compared to approximately 1.23 percent during the same period in the prior year. Based on the cash and cash equivalents balances as of March 31, 2004 and 2003, a hypothetical 1.00 percent increase in interest rates would have resulted in approximately $0.1 million in additional net investment income during each of the three months ended March 31, 2004 and 2003.

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

ITEM 4-CONTROLS AND PROCEDURES

The management of the Company, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 (b) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information relating to the Company that is required to be included in the reports that the Company files with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting that were identified during the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

TECHNOLOGY SOLUTIONS COMPANY

PART II. OTHER INFORMATION

ITEM 2-CHANGES IN SECURITIES AND USE OF PROCEEDS

(e)	The Company has a stock repurchase program, which allows for share repurchases of up to 11,525,327 shares of outstanding Company common stock (the “Repurchase Program”). During the three months ended March 31, 2004, the Company did not purchase any shares. The Company has repurchased an aggregate total of 6,762,627 shares since the inception of this Repurchase Program in September 2000. As of March 31, 2004, there were 4,762,700 shares available to be purchased under the Repurchase Program. The timing and size of any future stock repurchases are subject to market conditions, stock prices, cash position and other cash requirements.

ITEM 6-EXHIBITS AND REPORT ON FORM 8-K

(a)	Exhibits

Exhibit #	Description of Document
10.01*	Employment Agreement with Michael R. Gorsage

10.02*	Employment Agreement with Stephen B. Oresman

31.1*	CEO Certification

31.2*	CFO Certification

32.1*	Certification of Michael R. Gorsage Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Timothy P. Dimond Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b)	Reports on Form 8-K

One report on Form 8-K was filed during the quarter ended March 31, 2004. This report, dated February 11, 2004, announced the Company’s year ended December 31, 2003 results of operations.

All other items in Part II are either not applicable to the Company during the quarter ended March 31, 2004, the answer is negative, or a response has been previously reported and an additional report of the information is not required, pursuant to the instructions to Part II.

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY SOLUTIONS COMPANY
Date: May 11, 2004	By:	/s/ TIMOTHY P. DIMOND
Timothy P. Dimond
Chief Financial Officer