Form 10-Q
period 2004-06-30
TECHNOLOGY SOLUTIONS COMPANY
filed 2004-08-12
CIK 877645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 30, 2004, there were outstanding 40,898,902 shares of TSC Common Stock, par value $.01.

TECHNOLOGY SOLUTIONS COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

TECHNOLOGY SOLUTIONS COMPANY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,766	$41,104
Marketable securities held in trust	—	6,712
Receivables, less allowance for doubtful receivables of $298 and $239	6,772	5,802
Other current assets	1,257	696

Total current assets	42,795	54,314
COMPUTERS, FURNITURE AND EQUIPMENT, NET	384	201
LONG-TERM RECEIVABLES AND OTHER	5,649	5,654

Total assets	$48,828	$60,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$424	$330
Accrued compensation and related costs	4,083	3,575
Deferred compensation	—	6,712
Restructuring accruals	1,018	2,417
Other current liabilities	2,459	2,744

Total current liabilities	7,984	15,778

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; shares authorized — 10,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized — 100,000,000; shares issued — 44,695,788; shares outstanding 40,898,902 and 40,818,469	447	447
Capital in excess of par value	121,931	121,974
Accumulated deficit	(76,345)	(72,735)
Treasury stock, at cost, 3,796,886 and 3,877,319 shares	(5,410)	(5,525)
Accumulated other comprehensive income:
Cumulative translation adjustment	221	230

Total stockholders’ equity	40,844	44,391

Total liabilities and stockholders’ equity	$48,828	$60,169

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
REVENUES:
Revenues before reimbursements	$7,667	$9,756	$16,302	$24,937
Reimbursements	1,057	1,184	2,149	2,574

	8,724	10,940	18,451	27,511

COSTS AND EXPENSES:
Project personnel	5,181	7,865	10,721	16,828
Other project expenses	1,276	1,306	2,730	2,978
Reimbursable expenses	1,057	1,184	2,149	2,574
Bad debt expense	132	136	12	257
Management and administrative support	3,409	3,978	6,787	8,175
Restructuring and other charges (credits)	—	5,211	(579)	5,211
Incentive compensation	328	—	556	311

	11,383	19,680	22,376	36,334

OPERATING LOSS	(2,659)	(8,740)	(3,925)	(8,823)

OTHER INCOME:
Net investment income	88	133	315	447

LOSS BEFORE INCOME TAXES	(2,571)	(8,607)	(3,610)	(8,376)
INCOME TAX PROVISION	—	16,519	—	16,611

NET LOSS	$(2,571)	$(25,126)	$(3,610)	$(24,987)

BASIC NET LOSS PER COMMON SHARE	$(0.06)	$(0.62)	$(0.09)	$(0.62)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	40,860	40,486	40,840	40,539

DILUTED NET LOSS PER COMMON SHARE	$(0.06)	$(0.62)	$(0.09)	$(0.62)

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	40,860	40,486	40,840	40,539

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the
	Six Months Ended
	June 30,
	2004	2003
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,610)	$(24,987)
Restructuring and other (credits) charges	(579)	5,211
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	220	269
Provisions for receivable valuation allowances and reserves for possible losses, net of recoveries	12	257
Gain on sale of investments	—	(9)
Deferred income taxes	—	16,543
Changes in assets and liabilities:
Receivables	(983)	4,122
Sales (purchases) of trading securities related to deferred compensation plan, net of market adjustments	6,712	(506)
Other current assets	(560)	(855)
Accounts payable	94	78
Accrued compensation and related costs	507	(4,053)
Deferred compensation liability	(6,712)	506
Restructuring accruals	(820)	(88)
Other current liabilities	(232)	106
Other assets	5	397

Net cash used in operating activities	(5,946)	(3,009)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from available-for-sale securities	—	1,801
Capital expenditures	(404)	(24)

Net cash (used in) provided by investing activities	(404)	1,777

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1	1
Proceeds from employee stock purchase plan	71	129
Purchase of Company stock for treasury	—	(286)

Net cash provided by (used in) financing activities	72	(156)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(60)	297

DECREASE IN CASH AND CASH EQUIVALENTS	(6,338)	(1,091)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,104	47,004

CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,766	$45,913

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)

(In thousands, except share and per share data)

NOTE 1 — BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Technology Solutions Company and its subsidiaries (“TSC” or the “Company”). The consolidated balance sheet as of June 30, 2004, the consolidated statements of operations for the three and six months ended June 30, 2004 and 2003 and the consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2004 and for all periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the United States Securities and Exchange Commission (“SEC”) on March 19, 2004.

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

NOTE 3 — NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (“FASB”) initially issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 was revised in December 2003, when the FASB issued FASB Interpretation No. 46 (revised December 2003) (“FIN 46R”), “Consolidation of Variable Interest Entities.” FIN 46R is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” that replaces FIN 46 and revises the requirements for consolidation by business enterprises of variable interest entities with specific characteristics. The new consolidation requirements related to variable interest entities are required to be adopted no later than the first reporting period that ends after March 15, 2004 (as of March 31, 2004, for the Company). The Company does not have any variable interest entities and, therefore, the adoption of the provisions of FIN 46 did not have a material impact on the Company’s results of operations or financial position.

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net loss:
As reported	$(2,571)	$(25,126)	$(3,610)	$(24,987)
Less: Stock-based compensation expense Determined under fair value method for all awards, net of related taxes (as applicable)	(458)	(549)	(943)	(1,112)

Pro forma	$(3,029)	$(25,675)	$(4,553)	$(26,099)

Basic net loss per common share:
As reported	$(0.06)	$(0.62)	$(0.09)	$(0.62)
Pro forma	$(0.07)	$(0.63)	$(0.11)	$(0.64)
Diluted net loss per common share:
As reported	$(0.06)	$(0.62)	$(0.09)	$(0.62)
Pro forma	$(0.07)	$(0.63)	$(0.11)	$(0.64)

As of June 30, 2004 and 2003, options to purchase 11,089,246 and 8,446,806 shares of common stock were outstanding, respectively, and options to purchase an additional 1,933,474 and 4,748,649 shares of common stock were available for grant, respectively, under the Technology Solutions Company 1996 Stock Incentive Plan.

NOTE 5 — CAPITAL STOCK

The Company has a stock repurchase program, which allows for share repurchases of up to 11,525,327 shares of outstanding Company common stock (the “Repurchase Program”). During the six months ended June 30, 2004, the Company did not purchase any shares. During the six months ended June 30, 2003, the Company purchased 277,000 shares for $286. The Company has purchased an aggregate total of 6,762,627 shares since the inception of this Repurchase Program in September 2000. As of June 30, 2004, there were 4,762,700 shares available to be purchased under the Repurchase Program.

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

The timing and size of any future stock repurchases are subject to market conditions, stock prices, cash position and other cash requirements.

NOTE 6 — LOSS PER COMMON SHARE

The Company discloses basic and diluted loss per share in the consolidated statements of operations under the provisions of SFAS No. 128, “Earnings Per Share.” Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during each period presented, plus the dilutive effect of common equivalent shares arising from the assumed exercise of stock options using the treasury stock method. Common equivalent shares of 977,914; 1,226,460; 960,485 and 951,277 were not included in the diluted loss per share calculation as they were antidilutive for the three and six months ended June 30, 2004 and June 30, 2003, respectively. Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during each period presented.

Reconciliation of basic and diluted loss per share for the three months ended:

	June 30, 2004			June 30, 2003
		Shares	Per		Shares	Per
	Net	(In	Common	Net	(In	Common
	Loss	Thousands)	Share	Loss	Thousands)	Share
Basic loss per share	$(2,571)	40,860	$(0.06)	$(25,126)	40,486	$(0.62)

Effect of stock options	—	—		—	—

Diluted loss per share	$(2,571)	40,860	$(0.06)	$(25,126)	40,486	$(0.62)

Reconciliation of basic and diluted loss per share for the six months ended:

	June 30, 2004			June 30, 2003
		Shares	Per		Shares	Per
	Net	(In	Common	Net	(In	Common
	Loss	Thousands)	Share	Loss	Thousands)	Share
Basic loss per share	$(3,610)	40,840	$(0.09)	$(24,987)	40,539	$(0.62)

Effect of stock options	—	—		—	—

Diluted loss per share	$(3,610)	40,840	$(0.09)	$(24,987)	40,539	$(0.62)

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

NOTE 7 — COMPREHENSIVE (LOSS) INCOME

The Company’s comprehensive (loss) income was as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net loss	$(2,571)	$(25,126)	$(3,610)	$(24,987)
Other comprehensive income (loss):
Net unrealized holding (loss) gain on available-for-sale securities, net of tax	—	(8)	—	119
Translation adjustment	6	242	(9)	263

Other comprehensive income (loss)	6	234	(9)	382

Total comprehensive loss	$(2,565)	$(24,892)	$(3,619)	$(24,605)

NOTE 8 — BUSINESS SEGMENTS

The Company operates in a single business segment. The Company’s clients are primarily located throughout the United States but the Company also supports global deployments. The following is revenue, including reimbursements, and long-lived asset information by geographic area:

For and as of the Three Months		Foreign
Ended June 30, 2004	United States	Subsidiary	Total
Revenues	$8,724	—	$8,724
Identifiable assets	$48,622	$206	$48,828

For and as of the Three Months		Foreign
Ended June 30, 2003	United States	Subsidiary	Total
Revenues	$10,874	$66	$10,940
Identifiable assets	$68,489	$1,525	$70,014

For and as of the Six Months		Foreign
Ended June 30, 2004	United States	Subsidiary	Total
Revenues	$18,451	—	$18,451
Identifiable assets	$48,622	$206	$48,828

For and as of the Six Months		Foreign
Ended June 30, 2003	United States	Subsidiary	Total
Revenues	$27,155	$356	$27,511
Identifiable assets	$68,489	$1,525	$70,014

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

Foreign revenues and identifiable assets are based on the country in which the legal subsidiary is domiciled. No single foreign country’s revenues or identifiable assets were material to the consolidated revenues or identifiable assets of the Company.

NOTE 9 — OTHER EVENTS

In the second quarter of 2003, the Company recorded $5,211 in restructuring and other charges as a result of organizational changes announced in June 2003. These charges consisted of the severance costs of professional personnel and executives as well as office reductions and professional fees incurred in connection with terminated negotiations with a party that had expressed interest in acquiring the Company. During the three months ended March 31, 2004, this charge was reduced by $266 to $4,945 as the Company was able to favorably terminate one of their office leases. As of June 30, 2004, there was an accrual balance of $1,018. The Company expects to utilize this balance by the end of 2005. The following table provides the components of this charge.

Restructuring and Other		Cash(1)	Non-cash	Balance as of
Charges – 2003	Charge	Payments	Usage	June 30, 2004
Severance costs (approximately 30 employees)	$3,917	$3,077	$33	$807
Office reductions	921	432	2	487
Professional fees	373	383	—	(10)

Total original charge	5,211	3,892	35	1,284

2004 adjustment	(266)	—	—	(266)

Total	$4,945	$3,892	$35	$1,018

(1) Net cash payments totaling $805 were made during the six months ended June 30, 2004.

In 2000, the Company recorded a pre-tax charge of $4,701 for the closure of its Latin American operations. Subsequently in 2000, the Company collected $400 of accounts receivable previously written-off and, as a result, the cumulative charge was reduced to $4,301. This charge was further reduced by $181 to $4,120 during the three months ended March 31, 2004 as the Company completed the closure of its Latin American operations and, accordingly, no further payments are due. The following table provides the components of this charge.

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

		Cash(2)	Non-cash	Balance as of
Latin America Charge – 2000	Charge	Payments	Usage	June 30, 2004
Severance costs (approximately 40 employees)	$1,785	$1,574	$—	$211
Other costs	—	30	—	(30)
Asset write-offs	2,916	—	2,916	—

Total original charge	4,701	1,604	2,916	181

Accounts receivable collections – 2000	(400)	(400)	—	—
2004 adjustment	(181)	—	—	(181)

Total	$4,120	$1,204	$2,916	$—

(2) There were no net cash payments during the six months ended June 30, 2004.

In 1999, the Company recorded $6,967 in restructuring and other charges associated with lease terminations, former executive severance costs, CourseNet Systems, Inc. acquisition costs and asset write-offs. On February 15, 2000, the Company distributed the common stock of eLoyalty Corporation (“eLoyalty”) owned by the Company to the Company’s stockholders (the “Spin-Off”). eLoyalty operated within the Company prior to the Spin-Off and is now a separate, publicly traded company. The Company determined that a portion of the lease terminations became unnecessary due to changes in TSC office usage by TSC and eLoyalty and also determined that the actual costs for these lease terminations would be less than previously anticipated and, as a result, the cumulative charge was reduced by $2,036 to $4,931 during 2000, 2001 and 2002 and by $132 to $4,799 during the quarter ended March 31, 2004. During the quarter ended June 30, 2004, the Company made the final payment on its remaining contractual lease obligation. Accordingly, as of June 30, 2004, no further payments are due on this charge. The following table provides the components of this charge.

Restructuring and Other		Cash(3)	Non-cash	Balance as of
Charges – 1999	Charge	Payments	Usage	June 30, 2004
Lease terminations	$3,011	$725	$35	$2,251
Former executive severance costs	1,814	1,747	150	(83)
CourseNet Systems, Inc. acquisition costs	1,300	—	1,300	—
Asset write-offs	842	—	842	—

Total original charge	6,967	2,472	2,327	2,168

2000 adjustment	(404)	—	—	(404)
2001 adjustment	(1,488)	—	—	(1,488)
2002 adjustment	(144)	—	—	(144)
2004 adjustment	(132)	—	—	(132)

Total	$4,799	$2,472	$2,327	$—

(3) Net cash payments totaling $15 were made during the six months ended June 30, 2004.

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

NOTE 10 — RELATED PARTY

During the six months ended June 30, 2004 and 2003, the Company provided services to Bausch & Lomb, Inc (B&L). One of the Company’s directors, John R. Purcell, and a former director, William H. Waltrip, also serve as directors for B&L. The services performed related to B&L’s global IT integration project and were awarded following a competitive bidding process. The amount of revenues recognized for such services during the six months ended June 30, 2004 and 2003 represented 4 percent and 8 percent of the Company’s total revenues before reimbursements, respectively, and during the quarters ended June 30, 2004 and 2003 represented 3 percent and 3 percent of such revenues before reimbursements, respectively. The net accounts receivable balances from these services as of June 30, 2004 and December 31, 2003 were $85 and $272, respectively.

NOTE 11 — SUBSEQUENT EVENT

On August 9, 2004, the Company announced that they have entered into a definitive merger agreement with ZAMBA Solutions (“ZAMBA”), under which the Company will acquire ZAMBA. Under the terms of the transaction, which was approved by both companies’ boards of directors, ZAMBA stockholders will receive 0.15 shares of the TSC’s common stock for each share of ZAMBA common stock which they hold as of the effective date of the merger. As of June 30, 2004, there were 38,900,470 shares of ZAMBA common stock issued and outstanding. Upon completion of the transaction, ZAMBA stockholders will own approximately 12.5% of the Company.

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

On August 9, 2004, we announced that we have entered into a definitive merger agreement with ZAMBA Solutions (“ZAMBA”), under which we will acquire ZAMBA (“the merger”). Under the terms of the transaction, which was approved by both companies’ boards of directors, ZAMBA stockholders will receive 0.15 shares of our common stock for each share of ZAMBA common stock which they hold as of the effective date of the merger. Upon completion of the transaction, ZAMBA stockholders will own approximately 12.5% of the Company. Since we are not in a position to know when the merger will close, any comments in regards to prospective guidance is for our Company only and, accordingly, excludes any revenues or costs arising from the merger.

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

Beginning in the second half of 2003, we took steps to refocus and rebuild our business. These steps included investing in a range of specialty services in order to differentiate us from our competition and investing in marketing initiatives to support these specialty services as well as maintaining our project personnel headcount at a level to enable us to grow our business. We continue to refocus our marketing and sales efforts as well as formulate new service offerings. While our revenues in the second quarter of 2004 decreased as compared to the first quarter, we expect quarterly revenues in the third quarter to be flat or improve as compared to the second quarter of 2004. We incurred an operating loss in the first two quarters of 2004 as well as all four quarters during 2003 and we will likely continue to incur operating losses during the remainder of 2004 as we continue our efforts to refocus and rebuild our business.

In addition to the challenges described above, we also believe that the information technology services industry is undergoing some fundamental changes, resulting in increased competitive pressure. These changes include competition from application software firms as they continue to enhance services and implementation capabilities to increase their revenue; offshore application

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

development and system consulting and support firms which typically have much lower labor costs and billing rates; and the proliferation of Enterprise Resource Planning (“ERP”) expertise within the IT departments of organizations, reducing the need to engage outside consulting help. The availability of off shore technical expertise has and will have an impact on the IT consulting market. However, we believe the demand for “high end” technically competent innovative consultants will increase over time. The complexity of corporate IT functions is not diminishing. In addition, we believe that the up coming “baby boomer” retirement will impact the supply of trained consultants in the market.

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

THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2003

Revenues

Consolidated net revenues were $8.7 million for the three months ended June 30, 2004, a decrease of 20 percent from the same period in the prior year. Revenues before reimbursements decreased 21 percent to $7.7 million from $9.8 million. We believe that this decline in revenues was primarily due to decreased demand for our services and an increase in competitive pricing arising out of the continuing economic uncertainties, fundamental changes in the IT services industry, and a decline in corporate information technology capital expenditures as large and small companies reassessed their goals and budgets.

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

During the three months ended June 30, 2004, two clients accounted for 22 percent of revenues before reimbursements (United Water Inc. – 12 percent and Caterpillar Inc. – 10 percent). During the three months ended June 30, 2003, two clients accounted for 29 percent of revenues before reimbursements (ExxonMobil Corp. – 17 percent and Caterpillar Inc. – 12 percent). We added 8 new clients and 30 new projects during the three months ended June 30, 2004 compared to 15 new clients and 37 new projects during the same period in the prior year. In addition, we performed work for 46 clients and 77 projects during the three months ended June 30, 2004 compared to 53 clients and 93 projects during the same period in the prior year.

During the three months ended June 30, 2004 and 2003, we provided services to Bausch & Lomb, Inc (B&L). One of our directors, John R. Purcell, and a former director, William H. Waltrip, also serve as directors for B&L. The services performed related to B&L’s global IT integration project and were awarded following a competitive bidding process. The amount of revenues recognized for such services during the three months ended June 30, 2004 and 2003 represented 3 percent and 3 percent of our total revenues before reimbursements, respectively. The net accounts receivable balances from these services as of June 30, 2004 and December 31, 2003 were $85 thousand and $272 thousand, respectively.

Costs and Expenses

Project personnel costs were $5.2 million for the three months ended June 30, 2004, a decrease of 34 percent from the same period in the prior year. This decrease was largely attributable to staff reductions in response to our declining revenues and our ongoing efforts to keep headcount and costs in line with demand for our services, as described earlier in this item. Professional domestic headcount decreased to 143 as of June 30, 2004 compared to 201 as of June 30, 2003. Annualized voluntary turnover increased to 43 percent from 18 percent for the three months ended June 30, 2003. Project personnel costs as a percentage of revenues before reimbursements decreased to 68 percent for the three months ended June 30, 2004 from 81 percent from the same period in the prior year primarily due to an increase in average hourly billing rates. Average hourly billing rates increased 7 percent to $154. We believe the improvement in average hourly billing rates reflects a firmer overall market as well as the start of a shift in our services to higher value-added activities. Staff utilization declined slightly to 60 percent from 62 percent for the three months ended June 30, 2003.

Other project expenses were $1.3 million for the three months ended June 30, 2004, almost unchanged from the same period in the prior year. While other project expenses were almost unchanged in total, there was a $0.2 million decrease in headcount related costs, which includes travel, computer and communication costs, and a decrease in employee termination costs of $0.2 million. These reductions were partially offset by an increase in subcontractor costs of $0.3 million and other project related costs, including commissions, of $0.1 million. Other project expenses as a percentage of revenues before reimbursements increased to 17 percent for the three months ended June 30, 2004 from 13 percent for the same period in the prior year mainly due to the increased use of subcontractors for certain specialized skills.

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Bad debt expense was a $0.1 million for the three months ended June 30, 2004, almost unchanged from the same period in the prior year.

Management and administrative support costs decreased 14 percent to $3.4 million for the three months ended June 30, 2004 from $4.0 million in the same period in the prior year. This decrease resulted from a decrease in labor costs of $0.4 million, as we reduced headcount as a result of our organizational changes during the quarter ended June 30, 2003 (as discussed further herein), and a decrease in occupancy and telecommunication costs of $0.2 million as a result of our office reductions during the quarter ended June 30, 2003 and a new telecommunications contract.

During the quarter ended June 30, 2003, we recorded $5.2 million in restructuring and other charges as a result of organizational changes announced in June 2003. These charges consisted of the severance costs of professional personnel and executives and office reductions as well as professional fees incurred in connection with terminated negotiations with a party that had expressed interest in acquiring us.

Incentive compensation expense was $0.3 million for the three months ended June 30, 2004. There was no incentive compensation expense in the same period in the prior year. If the Company and our employees meet their 2004 quarterly and annual quantitative and qualitative objectives, we expect to continue to accrue incentive compensation during 2004.

Operating Loss

Consolidated operating loss was $2.7 million for the three months ended June 30, 2004 compared to $8.7 million for the same period in the prior year. Our operating loss for 2004 included restructuring and other charges of $5.2 million. The decrease in the operating loss, excluding these restructuring and other charges, mainly resulted from an improvement in our hourly billing rates as well as reduction in our operating costs due to headcount reductions.

Other Income

Other income for the three months ended June 30, 2004 was just under $0.1 million compared to just over $0.1 million for the same period in the prior year. Other income decreased as a result of lower cash balances as well as lower interest rates year over year. Our cash and cash equivalents were primarily invested in overnight money market type accounts. Average interest rates were approximately 0.90 percent for the three months ended June 30, 2004 compared to approximately 1.12 percent during the same period in the prior year.

Income Tax Provision

We did not recognize an income tax benefit for the three months ended June 30, 2004 since we recorded a full valuation allowance against our deferred taxes during the three months ended June 30, 2003.

Shares Outstanding

Weighted average number of common shares outstanding and weighted average number of

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

common and common equivalent shares outstanding increased to 40,860,000 from 40,486,000 due to the issuance of shares under our employee stock purchase plan and stock option plans. In addition, since the three months ended June 30, 2003, we have not repurchased any of our outstanding shares under our previously announced repurchase program. During the three months ended June 30, 2003, we repurchased 34,300 shares of our Common Stock at an average price of $1.02 per share.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2003

Revenues

Consolidated net revenues were $18.5 million for the six months ended June 30, 2004, a decrease of 33 percent from the same period in the prior year. Revenues before reimbursements decreased 35 percent to $16.3 million from $24.9 million. We believe that this decline in revenues was primarily due to decreased demand for our services and an increase in competitive pricing arising out of the continuing economic uncertainties, fundamental changes in the IT services industry, and a decline in corporate information technology capital expenditures as large and small companies reassessed their goals and budgets.

Costs and Expenses

Project personnel costs were $10.7 million for the six months ended June 30, 2004, a decrease of 36 percent from the same period in the prior year. This decrease was largely attributable to staff reductions in response to our declining revenues and our ongoing efforts to keep headcount and costs in line with demand for our services, as described earlier in this item. Project personnel costs as a percentage of revenues before reimbursements remained relatively flat at 66 percent for the six months ended June 30, 2004 compared to 67 percent from the same period in the prior year primarily as a result of an improvement in our staff utilization. Average hourly billing rates decreased 9 percent to $147. The decline in average hourly billing rates primarily reflects the increased competitive environment in the information technology consulting market as well as lower rates for post-go-live activities. Staff utilization improved to 66 percent from 63 percent for the six months ended June 30, 2003.

Other project expenses were $2.7 million for the six months ended June 30, 2004, a decrease of 8 percent from the same period in the prior year. The decrease in other project expenses consisted of the following: a decrease in headcount related costs of $0.5 million, which includes travel, computer and communication costs, and a decrease in employee termination costs of $0.3 million. These reductions were partially offset by an increase in subcontractor costs of $0.6 million. Other project expenses as a percentage of revenues before reimbursements increased to 17 percent for the six months ended June 30, 2004 from 12 percent for the same period in the prior year mainly due to the increased use of subcontractors for certain specialized skills.

Bad debt expense was almost zero for the six months ended June 30, 2004 compared to an

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

expense of $0.3 million for the same period in the prior year. This decrease was a result of recoveries of previously reserved receivables as well as fewer collection issues during the six months ended June 30, 2004.

Management and administrative support costs decreased 17 percent to $6.8 million for the six months ended June 30, 2004 from $8.2 million in the same period in the prior year. This decrease mainly resulted from a decrease in labor costs of $1.3 million as we reduced headcount as a result of our organizational changes during the quarter ended June 30, 2003.

During the six months ended June 30, 2004, we reversed restructuring and other charges of $0.6 million. This amount consisted of $0.3 million related to certain lease terminations recorded during the three months ended June 30, 2003, $0.2 million related to the closure of our Latin American operations recorded in 2000 and $0.1 million related to certain lease terminations recorded in 1999. As described in more detail above in the comparison of the three months ended June 30, 2004 and the three months ended June 30, 2003, in the second quarter of 2003, we recorded $5.2 million in restructuring and other charges as a result of organizational changes announced in June 2003.

Incentive compensation expense was $0.6 million for the six months ended June 30, 2004 compared with $0.3 million in the same period in the prior year. Incentive compensation as a percentage of revenues excluding reimbursements increased to 3 percent during the six months ended June 30, 2004 compared to 1 percent in the same period in the prior year. If the Company and our employees meet their 2004 quarterly and annual quantitative and qualitative objectives, we expect to continue to accrue incentive compensation during 2004.

Operating Loss

Consolidated operating loss was $3.9 million for the six months ended June 30, 2004 compared to $8.8 million for the same period in the prior year. Our operating loss for 2004 included restructuring and other credits of $0.6 million and our operating loss for 2003 included restructuring and other charges of $5.2 million. The operating loss, excluding these credits and charges, mainly resulted from the decline in revenues.

Other Income

Other income for the six months ended June 30, 2004 was $0.3 million compared to $0.4 million for the same period in the prior year. This decrease was a result of lower cash balances as well as lower interest rates year over year. Our cash and cash equivalents were primarily invested in overnight money market type accounts. Average interest rates were approximately 0.90 percent for the six months ended June 30, 2004 compared to approximately 1.17 percent during the same period in the prior year.

Income Tax Provision

We did not recognize an income tax benefit for the six months ended June 30, 2004 since we recorded a full valuation allowance against our deferred taxes in 2003.

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Shares Outstanding

Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding increased to 40,840,000 from 40,539,000 due to the issuance of shares under our employee stock purchase plan and stock option plans. In addition, since the three months ended June 30, 2003, we have not repurchased any of our outstanding shares under our previously announced repurchase program. During the six months ended June 30, 2003, we repurchased 277,000 shares of our Common Stock at an average price of $1.03 per share.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $5.9 million and $3.0 million for the six months ended June 30, 2004 and 2003, respectively. Net cash used in operating activities for the six months ended June 30, 2004 primarily related to the loss for the six months ended June 30, 2003, net of the non-cash restructuring and other credits, as well as payments related to the June 30, 2003 restructuring and other charges and our annual corporate insurance payments. These restructuring credits and payments and corporate insurance payments resulted in a decrease in the restructuring accruals and an increase in other current assets, respectively.

Days sales outstanding increased by 9 days to 70 days at June 30, 2004 as compared to June 30, 2003, due to slower collections during the second quarter of 2004.

Cash commitments relating to remaining restructuring and other charges are $0.8 million in severance costs and $0.2 million in office costs. The anticipated cash outflows for these restructuring and other charges are as follows: $0.3 million for the remaining quarters in 2004 and the remaining balance of $0.7 million in 2005. Other estimated future cash commitments include various office facilities, property and office equipment under operating leases and other costs that expire at various dates. In the second quarter of 2004, we renewed one of our office leases and also signed a lease for a new office. The minimum cash commitments under these non-cancelable operating leases and other obligations with terms in excess of one year, net of restructuring and other charges, are as follows: $0.3 million for the remaining quarters in 2004, $0.9 million in 2005, $0.8 million in 2006 and $0.4 million in 2007. In addition, we have an annual commitment for telecommunications of $0.1 million for the remaining quarters in 2004 and $0.1 million for 2005 and 2006. The Company has no guarantees of third party debt as of June 30, 2004 or other off-balance sheet commitments.

Net cash used in investing activities was $0.4 million for the six months ended June 30, 2004 for computer purchases. We currently have no material commitments for capital expenditures.

Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2004 and was provided by proceeds from our employee stock purchase plan.

Our primary sources of liquidity are our existing cash and cash equivalents. Our cash and cash equivalents at June 30, 2004 were $34.8 million. Depending on revenues and cash collections,

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

we expect our cash and cash equivalent balance at September 30, 2004 to be approximately $31 million to $32 million. While we will likely continue to incur operating losses in 2004, we believe that our cash and cash equivalents will be sufficient to meet our cash requirements. Our investment policy is to maintain most of our cash and cash equivalents in highly liquid, large money market type funds. This policy exposes us to short-term interest rate fluctuations.

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

NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (“FASB”) initially issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 was revised in December 2003, when the FASB issued FASB Interpretation No. 46 (revised December 2003) (“FIN 46R”), “Consolidation of Variable Interest Entities.” FIN 46R is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” that replaces FIN 46 and revises the requirements for consolidation by business enterprises of variable interest entities with specific characteristics. The new consolidation requirements related to variable interest entities are required to be adopted no later than the first reporting period that ends after March 15, 2004 (as of March 31, 2004, for the Company). We do not have any

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

variable interest entities and, therefore, the adoption of the provisions of FIN 46 did not have a material impact on our results of operations or financial position.

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

TECHNOLOGY SOLUTIONS COMPANY

PART I. FINANCIAL INFORMATION

(Continued)

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TSC is exposed to interest rate fluctuations. Changes in interest rates affect interest income and expense on cash and cash equivalents. The Company’s cash and cash equivalents are primarily invested in overnight money market type accounts. Average interest rates were approximately 0.90 percent during the six months ended June 30, 2004 compared to approximately 1.17 percent during the same period in the prior year and approximately 0.90 percent during the three months ended June 30, 2004 compared to 1.12 percent during the same period in the prior year. Based on the cash and cash equivalents balances as of June 30, 2004 and 2003, a hypothetical 1.00 percent increase in interest rates would have resulted in approximately $0.1 million in additional net investment income during each of the quarters ended June 30, 2004 and 2003 and approximately $0.2 million during each of the six months ended June 30, 2004 and 2003.

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

TECHNOLOGY SOLUTIONS COMPANY

PART II. OTHER INFORMATION

ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS

(e)	The Company has a stock repurchase program, which allows for share repurchases of up to 11,525,327 shares of outstanding Company common stock (the “Repurchase Program”). During the six months ended June 30, 2004, the Company did not purchase any shares. The Company has purchased an aggregate total of 6,762,627 shares since the inception of this Repurchase Program in September 2000. As of June 30, 2004, there were 4,762,700 shares available to be purchased under the Repurchase Program. The timing and size of any future stock repurchases are subject to market conditions, stock prices, cash position and other cash requirements.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2004 Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 6, 2004. Represented at the Annual Meeting, either in person or by proxy, were 38,190,353 voting shares. The following action was taken by a vote of the Company’s stockholders at the Annual Meeting: Mr. John R. Purcell was elected as a member of the Company’s Board of Directors receiving 37,476,652 votes in favor of election and 713,701 votes withheld. There were no votes against, abstentions or broker non-votes with respect to the election of any nominee named. In addition, the terms of office for Messrs. Raymond P. Caldiero and Stephen B. Oresman continue until the 2005 Annual Meeting while those of Messrs. Carl F. Dill, Jr. and Gerald Luterman continue until the 2006 Annual Meeting.

ITEM 6—EXHIBITS AND REPORT ON FORM 8-K

(a)	Exhibits

Exhibit #	Description of Document
31.1*	CEO Certification

31.2*	CFO Certification

32.1*	Certification of Michael R. Gorsage Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Timothy P. Dimond Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

TECHNOLOGY SOLUTIONS COMPANY

PART II. OTHER INFORMATION — (Continued)

(b)	Reports on Form 8-K

One report on Form 8-K was filed during the quarter ended June 30, 2004. This report, dated May 7, 2004, announced the Company’s appointment of a new CEO, the financial results for the quarter ended March 31, 2004, and the introduction of new service offerings.

All other items in Part II are either not applicable to the Company during the quarter ended June 30, 2004, the answer is negative, or a response has been previously reported and an additional report of the information is not required, pursuant to the instructions to Part II.

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY SOLUTIONS COMPANY

Date: August 12, 2004	By:	/s/ TIMOTHY P. DIMOND

Timothy P. Dimond
Chief Financial Officer