Form 10-Q
period 2004-09-30
TECHNOLOGY SOLUTIONS COMPANY
filed 2004-11-12
CIK 877645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Commission file number 0-19433

Technology Solutions Company

Incorporated in the State of Delaware
I.R.S. Employer Identification No. 36-3584201

205 North Michigan Avenue
Suite 1500
Chicago, Illinois 60601
(312) 228-4500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓]   No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). Yes [  ]   No [✓]

As of October 29, 2004, there were outstanding 40,868,080 shares of TSC Common Stock, par value $.01.

TECHNOLOGY SOLUTIONS COMPANY
Index to Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

TECHNOLOGY SOLUTIONS COMPANY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,602	$41,104
Marketable securities held in trust	—	6,712
Receivables, less allowance for doubtful receivables of $93 and $239	6,021	5,802
Other current assets	1,258	696

Total current assets	40,881	54,314
COMPUTERS, FURNITURE AND EQUIPMENT, NET	305	201
LONG-TERM RECEIVABLES AND OTHER	5,648	5,654

Total assets	$46,834	$60,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$642	$330
Accrued compensation and related costs	4,940	3,575
Deferred compensation	—	6,712
Restructuring accruals	857	2,417
Other current liabilities	2,189	2,744

Total current liabilities	8,628	15,778

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; shares authorized - 10,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized - 100,000,000; shares issued - 44,695,788; shares outstanding 40,868,080 and 40,818,469	447	447
Capital in excess of par value	121,900	121,974
Accumulated deficit	(78,940)	(72,735)
Treasury stock, at cost, 3,827,708 and 3,877,319 shares	(5,423)	(5,525)
Accumulated other comprehensive income:
Cumulative translation adjustment	222	230

Total stockholders’ equity	38,206	44,391

Total liabilities and stockholders’ equity	$46,834	$60,169

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
REVENUES:
Revenues before reimbursements	$7,741	$8,349	$24,043	$33,286
Reimbursements	1,071	1,092	3,220	3,666

	8,812	9,441	27,263	36,952

COSTS AND EXPENSES:
Project personnel	4,992	6,202	15,713	23,030
Other project expenses	1,442	1,157	4,172	4,135
Reimbursable expenses	1,071	1,092	3,220	3,666
Bad debt expense	—	85	12	342
Management and administrative support	3,948	3,243	10,735	11,418
Restructuring and other (credits) charges	—	—	(579)	5,211
Incentive compensation	233	—	789	311

	11,686	11,779	34,062	48,113

OPERATING LOSS	(2,874)	(2,338)	(6,799)	(11,161)

OTHER INCOME:
Net investment income	279	246	594	693

LOSS BEFORE INCOME TAXES	(2,595)	(2,092)	(6,205)	(10,468)
INCOME TAX PROVISION	—	—	—	16,611

NET LOSS	$(2,595)	$(2,092)	$(6,205)	$(27,079)

BASIC NET LOSS PER COMMON SHARE	$(0.06)	$(0.05)	$(0.15)	$(0.67)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	40,875	40,583	40,851	40,553

DILUTED NET LOSS PER COMMON SHARE	$(0.06)	$(0.05)	$(0.15)	$(0.67)

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	40,875	40,583	40,851	40,553

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the
	Nine Months Ended
	September 30,
	2004	2003
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,205)	$(27,079)
Restructuring and other (credits) charges	(579)	5,211
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	313	420
Provisions for receivable valuation allowances and reserves for possible losses, net of recoveries	12	342
Gain on sale of investments	—	(9)
Deferred income taxes	—	16,543
Changes in assets and liabilities:
Receivables	(231)	5,173
Sales of trading securities related to deferred compensation plan, net of market adjustments	6,712	664
Other current assets	(562)	(465)
Accounts payable	312	102
Accrued compensation and related costs	1,363	(4,213)
Deferred compensation liability	(6,712)	(664)
Restructuring accruals	(981)	(2,211)
Other current liabilities	(500)	408
Other assets	11	400

Net cash used in operating activities	(7,047)	(5,378)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from available-for-sale securities	—	1,801
Capital expenditures	(422)	(48)

Net cash (used in) provided by investing activities	(422)	1,753

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1	26
Proceeds from employee stock purchase plan	103	170
Purchase of Company stock for treasury	(76)	(286)

Net cash provided by (used in) financing activities	28	(90)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(61)	308

DECREASE IN CASH AND CASH EQUIVALENTS	(7,502)	(3,407)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,104	47,004

CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,602	$43,597

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(In thousands, except share and per share data)

NOTE 1 — BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Technology Solutions Company and its subsidiaries (“TSC” or the “Company”). The consolidated balance sheet as of September 30, 2004, the consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003 and the consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2004 and for all periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the United States Securities and Exchange Commission (“SEC”) on March 19, 2004.

NOTE 2 — THE COMPANY

Technology Solutions Company is a consulting company that delivers business benefits to its clients through application of information technology. TSC helps its clients plan, select, install, upgrade and optimize the software systems that run their business operations. TSC’s range of services include project planning, software selection, reengineering, implementation, systems integration, upgrades, training, and outsourcing. The Company’s clients are primarily located throughout the United States but the Company also supports global deployments.

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

NOTE 3 — STOCK OPTIONS

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net loss:
As reported	$(2,595)	$(2,092)	$(6,205)	$(27,079)
Less: Stock-based compensation expense determined under fair value method for all awards, net of related taxes (as applicable)	(479)	(272)	(1,422)	(1,384)

Pro forma	$(3,074)	$(2,364)	$(7,627)	$(28,463)

Basic net loss per common share:
As reported	$(0.06)	$(0.05)	$(0.15)	$(0.67)
Pro forma	$(0.08)	$(0.06)	$(0.19)	$(0.70)
Diluted net loss per common share:
As reported	$(0.06)	$(0.05)	$(0.15)	$(0.67)
Pro forma	$(0.08)	$(0.06)	$(0.19)	$(0.70)

As of September 30, 2004 and 2003, options to purchase 11,385,032 and 10,167,922 shares of common stock were outstanding, respectively, and options to purchase an additional 1,637,688 and 2,959,218 shares of common stock were available for grant, respectively, under the Technology Solutions Company 1996 Stock Incentive Plan.

NOTE 4 — CAPITAL STOCK

The Company has a stock repurchase program, which allows for share repurchases of up to 11,525,327 shares of outstanding Company common stock (the “Repurchase Program”). During the nine months ended September 30, 2004, the Company purchased 75,500 shares for $76. During the nine months ended September 30, 2003, the Company purchased 277,000 shares for $286. The Company has purchased an aggregate total of 6,838,127 shares since the inception of this Repurchase Program in September 2000. As of September 30, 2004, there were 4,687,200 shares available to be purchased under the Repurchase Program.

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

The timing and size of any future stock repurchases are subject to market conditions, stock prices, cash position and other cash requirements.

NOTE 5 — LOSS PER COMMON SHARE

The Company discloses basic and diluted loss per share in the consolidated statements of operations under the provisions of SFAS No. 128, “Earnings Per Share.” Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during each period presented, plus the dilutive effect of common equivalent shares arising from the assumed exercise of stock options using the treasury stock method. Common equivalent shares of 721,301; 954,882; 921,749 and 961,009 were not included in the diluted loss per share calculation as they were antidilutive for the three and nine months ended September 30, 2004 and September 30, 2003, respectively. Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during each period presented.

Reconciliation of basic and diluted loss per share for the three months ended:

	September 30, 2004			September 30, 2003
		Shares	Per		Shares	Per
	Net	(In	Common	Net	(In	Common
	Loss	Thousands)	Share	Loss	Thousands)	Share
Basic loss per share	$(2,595)	40,875	$(0.06)	$(2,092)	40,583	$(0.05)

Effect of stock options	—	—		—	—

Diluted loss per share	$(2,595)	40,875	$(0.06)	$(2,092)	40,583	$(0.05)

Reconciliation of basic and diluted loss per share for the nine months ended:

	September 30, 2004			September 30, 2003
		Shares	Per		Shares	Per
	Net	(In	Common	Net	(In	Common
	Loss	Thousands)	Share	Loss	Thousands)	Share
Basic loss per share	$(6,205)	40,851	$(0.15)	$(27,079)	40,553	$(0.67)

Effect of stock options	—	—		—	—

Diluted loss per share	$(6,205)	40,851	$(0.15)	$(27,079)	40,553	$(0.67)

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

NOTE 6 — COMPREHENSIVE (LOSS) INCOME

The Company’s comprehensive (loss) income was as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net loss	$(2,595)	$(2,092)	$(6,205)	$(27,079)
Other comprehensive income (loss):
Net unrealized holding gain on available-for-sale securities, net of tax	—	—	—	119
Translation adjustment	1	(3)	(8)	260

Other comprehensive income (loss)	1	(3)	(8)	379

Total comprehensive loss	$(2,594)	$(2,095)	$(6,213)	$(26,700)

NOTE 7 — BUSINESS SEGMENTS

The Company operates in a single business segment. The Company’s clients are primarily located throughout the United States but the Company also supports global deployments. The following is revenue, including reimbursements, and long-lived asset information by geographic area:

For and as of the Three Months		Foreign
Ended September 30, 2004	United States	Subsidiary	Total
Revenues	$8,812	—	$8,812
Identifiable assets	$46,644	$190	$46,834

For and as of the Three Months		Foreign
Ended September 30, 2003	United States	Subsidiary	Total
Revenues	$9,390	$51	$9,441
Identifiable assets	$63,491	$1,373	$64,864

For and as of the Nine Months		Foreign
Ended September 30, 2004	United States	Subsidiary	Total
Revenues	$27,263	—	$27,263
Identifiable assets	$46,644	$190	$46,834

For and as of the Nine Months		Foreign
Ended September 30, 2003	United States	Subsidiary	Total
Revenues	$36,545	$407	$36,952
Identifiable assets	$63,491	$1,373	$64,864

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

Foreign revenues and identifiable assets are based on the country in which the legal subsidiary is domiciled. No single foreign country’s revenues or identifiable assets were material to the consolidated revenues or identifiable assets of the Company.

NOTE 8 — OTHER EVENTS

In the second quarter of 2003, the Company recorded $5,211 in restructuring and other charges as a result of organizational changes announced in June 2003. These charges consisted of the severance costs of professional personnel and executives as well as office reductions and professional fees incurred in connection with terminated negotiations with a party that had expressed interest in acquiring the Company. During the three months ended March 31, 2004, this charge was reduced by $266 to $4,945 as the Company was able to favorably terminate one of its office leases. As of September 30, 2004, there was an accrual balance of $857. The Company expects to utilize this balance by the end of 2005. The following table provides the components of this charge.

Restructuring and Other		Cash(1)	Non-cash	Balance as of
Charges – 2003	Charge	Payments	Usage	Sept. 30, 2004
Severance costs (approximately 30 employees)	$3,917	$3,207	$33	$677
Office reductions	921	463	2	456
Professional fees	373	383	—	(10)

Total original charge	5,211	4,053	35	1,123

2004 adjustment	(266)	—	—	(266)

Total	$4,945	$4,053	$35	$857

(1)	Net cash payments totaling $966 were made during the nine months ended September 30, 2004.

In 2000, the Company recorded a pre-tax charge of $4,701 for the closure of its Latin American operations. Subsequently in 2000, the Company collected $400 of accounts receivable previously written-off and, as a result, the cumulative charge was reduced to $4,301. This charge was further reduced by $181 to $4,120 during the three months ended March 31, 2004 as the Company completed the closure of its Latin American operations and, accordingly, no further payments are due. The following table provides the components of this charge:

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

		Cash(2)	Non-cash	Balance as of
Latin America Charge – 2000	Charge	Payments	Usage	Sept. 30, 2004
Severance costs (approximately 40 employees)	$1,785	$1,574	$—	$211
Other costs	—	30	—	(30)
Asset write-offs	2,916	—	2,916	—

Total original charge	4,701	1,604	2,916	181

Accounts receivable collections - 2000	(400)	(400)	—	—
2004 adjustment	(181)	—	—	(181)

Total	$4,120	$1,204	$2,916	$—

(2)	There were no net cash payments during the nine months ended September 30, 2004.

In 1999, the Company recorded $6,967 in restructuring and other charges associated with lease terminations, former executive severance costs, CourseNet Systems, Inc. acquisition costs and asset write-offs. On February 15, 2000, the Company distributed the common stock of eLoyalty Corporation (“eLoyalty”) owned by the Company to the Company’s stockholders (the “Spin-Off”). eLoyalty operated within the Company prior to the Spin-Off and is now a separate, publicly traded company. The Company determined that a portion of the lease terminations became unnecessary due to changes in TSC office usage by TSC and eLoyalty and also determined that the actual costs for these lease terminations would be less than previously anticipated and, as a result, the cumulative charge was reduced by $2,036 to $4,931 during 2000, 2001 and 2002 and by $132 to $4,799 during the quarter ended March 31, 2004. During the quarter ended June 30, 2004, the Company made the final payment on its remaining contractual lease obligation. Accordingly, as of September 30, 2004, no further payments are due on this charge. The following table provides the components of this charge.

Restructuring and Other		Cash(3)	Non-cash	Balance as of
Charges – 1999	Charge	Payments	Usage	Sept. 30, 2004
Lease terminations	$3,011	$725	$35	$2,251
Former executive severance costs	1,814	1,747	150	(83)
CourseNet Systems, Inc. acquisition costs	1,300	—	1,300	—
Asset write-offs	842	—	842	—

Total original charge	6,967	2,472	2,327	2,168

2000 adjustment	(404)	—	—	(404)
2001 adjustment	(1,488)	—	—	(1,488)
2002 adjustment	(144)	—	—	(144)
2004 adjustment	(132)	—	—	(132)

Total	$4,799	$2,472	$2,327	$—

(3)	Net cash payments totaling $15 were made during the nine months ended September 30, 2004.

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

NOTE 9 — RELATED PARTY

During the nine months ended September 30, 2004 and 2003, the Company provided services to Bausch & Lomb, Inc (B&L). One of the Company’s directors, John R. Purcell, and a former director, William H. Waltrip, also serve as directors for B&L. The services performed related to B&L’s global IT integration project and were awarded following a competitive bidding process. The amount of revenues recognized for such services during the nine months ended September 30, 2004 and 2003 represented 3 percent and 7 percent of the Company’s total revenues before reimbursements, respectively, and during the quarters ended September 30, 2004 and 2003 represented 1 percent and 3 percent of such revenues before reimbursements, respectively. The net accounts receivable balances from these services as of September 30, 2004 and December 31, 2003 were $0 and $272, respectively.

NOTE 10 — MERGER AGREEMENT

On August 9, 2004, the Company announced that it had entered into a definitive merger agreement with ZAMBA Corporation (“ZAMBA”), under which the Company will acquire ZAMBA. Consummation of the merger is subject to certain conditions including the approval of ZAMBA’s stockholders. Under the terms of the transaction, which was approved by both companies’ boards of directors, ZAMBA stockholders will receive 0.15 shares of the TSC’s common stock for each share of ZAMBA common stock which they hold as of the effective date of the merger. As of September 30, 2004, there were 38,922,028 shares of ZAMBA common stock issued and outstanding. Upon completion of the transaction, ZAMBA stockholders will own approximately 12.5 percent of the Company.

TSC and Zamba expect to incur fees and expenses associated with consummating the merger of approximately $3.3 million, of which approximately $0.3 million has been incurred as of September 30, 2004. These transaction fees and expenses represent costs of completing the proposed merger and will be included as a component of the purchase price for purposes of purchase accounting.

NOTE 11 — SUBSEQUENT EVENT

On October 5, 2004, the Company announced that it had entered into an asset purchase agreement pursuant to which it acquired the business of Proceed North America LLC (“Proceed”). TSC paid Proceed $500 in cash upon closing of the acquisition and will make additional cash payments of $250 each in January and April 2005. In addition, TSC agreed to make three additional cash payments to Proceed of up to $500 each (for a maximum contingent payment total of $1,500) payable in February 2006, 2007 and 2008, respectively, contingent on certain conditions.

TECHNOLOGY SOLUTIONS COMPANY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

On August 9, 2004, we announced that we have entered into a definitive merger agreement with ZAMBA Corporation (“ZAMBA”), under which we will acquire ZAMBA (“the merger”). Under the terms of the transaction, which was approved by both companies’ boards of directors, ZAMBA stockholders will receive 0.15 shares of our common stock for each share of ZAMBA common stock which they hold as of the effective date of the merger. Upon completion of the transaction, ZAMBA stockholders will own approximately 12.5 percent of the Company. Consummation of the merger is subject to certain conditions including the approval of ZAMBA’s stockholders. Since we are not in a position to know when the merger will close, statements contained in this report regarding our future performance is for TSC only and, accordingly, excludes any revenues, costs or cash flows of ZAMBA or otherwise arising from the merger.

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

Beginning in the second half of 2003, we took steps to refocus and rebuild our business. These steps included investing in a range of specialty services in order to differentiate ourselves from our competition and investing in marketing initiatives to support these specialty services as well as maintaining our project personnel headcount at a level to enable us to grow our business. We continue to refocus our marketing and sales efforts as well as formulate new service offerings. Our revenues in the third quarter of 2004 were flat as compared to the second quarter of 2004. We expect quarterly revenues in the fourth quarter to be comparable or improve as compared to the third quarter of 2004. We incurred operating losses in the first three quarters of 2004 as well as all four quarters during 2003 and we expect to incur an operating loss during the fourth quarter of 2004 as we continue our efforts to refocus and rebuild our business.

In addition to the challenges described above, we believe that the information technology services industry is undergoing fundamental changes, resulting in increased competitive pressure. These changes include competition from application software firms as they continue to enhance services and implementation capabilities to increase their revenue; offshore application development and system consulting and support firms which typically have much lower labor costs and billing rates; and the proliferation of Enterprise Resource Planning (“ERP”) expertise within the IT departments of organizations, reducing the need to engage outside consulting help. The availability of offshore technical expertise has and will continue to have an impact on the IT

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

consulting market. However, we believe the demand for “high end” value added technically and functionally competent innovative consultants will increase over time. The complexity of corporate IT functions is not diminishing. In addition, we believe that the upcoming “baby boomer” retirement will impact the supply of trained consultants in the market.

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

Other Project Expenses

Other project expenses consist of the cost for subcontractors hired for use on our client projects and billed to our clients; employee termination costs; and nonreimbursable expenses incurred for client projects and business development. Nonreimbursable expenses include recruiting fees, certain selling expenses, and personnel training.

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

Management and Administrative Support

Management and administrative support costs consist of client officer costs and infrastructure costs. Client officer costs include client officer salaries and travel, marketing costs and recruiting costs. Client officers are a critical component in our client relationship-selling model. Our client officers are assigned to every client and are responsible for growing and enhancing the relationship between us and our current clients, as well as past clients, and establish us as business partner in the eyes of our client, rather then just a vendor. In addition, each client officer is also a billable consulting resource. Infrastructure costs include costs related to our senior corporate management and board of directors; accounting; financial reporting; finance; tax; legal; treasury; human resources; employee benefits; marketing; public and investor relations; office operations; staffing of our project personnel; recruiting; training; internal communications; internal technology applications; management of new business opportunities; planning; quality assurance; and risk management.

Incentive Compensation

Incentive compensation, if any, is accrued at a set percentage of base salary, which varies by

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

level of employee, and is adjusted to reflect the amounts needed for active employees and for performance against targets, goals and objectives. Payments of incentive compensation, if any, are performance based and are determined by both objective (financial-based) and subjective measures. These objectives include both quarterly and full fiscal year parameters.

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

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2003

Revenues

Consolidated net revenues were $8.8 million for the three months ended September 30, 2004, a decrease of 7 percent from the same period in the prior year. Revenues before reimbursements decreased 7 percent to $7.7 million from $8.3 million. We believe that this decline in revenues was primarily due to decreased demand for our services arising out of the continuing economic uncertainties, fundamental changes in the IT services industry, and a decline in corporate information technology capital expenditures as large and small companies reassessed their goals and budgets.

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

During the three months ended September 30, 2004, two clients accounted for 25 percent of revenues before reimbursements (United Water Inc. – 14 percent and Caterpillar Inc. – 11 percent). During the three months ended September 30, 2003, two clients accounted for 27 percent of revenues before reimbursements (ExxonMobil Corp. – 16 percent and Caterpillar Inc. – 11 percent). We added 22 new clients and 37 new projects during the three months ended September 30, 2004 compared to 5 new clients and 25 new projects during the same period in the prior year. In addition, we performed work for 64 clients and 87 projects during the three months ended September 30, 2004 compared to 44 clients and 78 projects during the same period in the prior year.

During the three months ended September 30, 2004 and 2003, we provided services to Bausch & Lomb, Inc (B&L). One of our directors, John R. Purcell, and a former director, William H. Waltrip, also serve as directors for B&L. The services performed related to B&L’s global IT integration project and were awarded following a competitive bidding process. The amount of revenues recognized for such services during the three months ended September 30, 2004 and 2003 represented 1 percent and 3 percent of our total revenues before reimbursements, respectively. The net accounts receivable balances from these services as of September 30, 2004 and December 31, 2003 were none and $272 thousand, respectively.

Costs and Expenses

Project personnel costs were $5.0 million for the three months ended September 30, 2004, a decrease of 20 percent from the same period in the prior year. This decrease was largely attributable to staff reductions in response to our declining revenues and our ongoing efforts to keep headcount and costs in line with demand for our services, as described earlier in this item. Professional domestic headcount decreased to 137 as of September 30, 2004 compared to 172 as of September 30, 2003. Annualized voluntary turnover increased to 30 percent from 23 percent for the three months ended September 30, 2003. Project personnel costs as a percentage of revenues before reimbursements decreased to 64 percent for the three months ended September 30, 2004 from 74 percent from the same period in the prior year primarily due to an increase in average hourly billing rates and increased use of subcontractors for certain specialized skills. Average hourly billing rates increased 6 percent to $147. We believe the improvement in average hourly billing rates reflects a firmer overall market as well as the start of a shift in our services to higher value-added activities. Staff utilization declined to 62 percent from 71 percent for the three months ended September 30, 2003.

Other project expenses were $1.4 million for the three months ended September 30, 2004, an increase of 25 percent from the same period in the prior year. This increase resulted from an increase in subcontractor costs of $0.4 million, partially offset by a $0.1 million decrease in headcount related costs, which includes travel, computer and communication costs. Other project expenses as a percentage of revenues before reimbursements increased to 19 percent for the three months ended September 30, 2004 from 14 percent for the same period in the prior year mainly due to the increased use of subcontractors for certain specialized skills.

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

There was no bad debt expense during the three months ended September 30, 2004, a decrease of $0.1 million from the same period in the prior year.

Management and administrative support costs increased 22 percent to $3.9 million for the three months ended September 30, 2004 from $3.2 million in the same period in the prior year. This increase resulted from executive termination costs of $0.5 million during the three months ended September 30, 2004 as well as an increase in labor costs of $0.4 million due to the hiring of additional client officers, as part of our client relationship-selling model. These increases were partially offset by lower telecommunication costs and depreciation expense of $0.2 million.

Incentive compensation expense was $0.2 million for the three months ended September 30, 2004. There was no incentive compensation expense in the same period in the prior year. If the Company and our employees meet their 2004 quarterly and annual quantitative and qualitative objectives, we expect to continue to accrue incentive compensation during the remainder of 2004.

Operating Loss

Consolidated operating loss was $2.9 million for the three months ended September 30, 2004 compared to $2.3 million for the same period in the prior year. The increase in the operating loss mainly resulted from costs for executive terminations.

Other Income

Other income for the three months ended September 30, 2004 was just under $0.3 million compared to just over $0.2 million for the same period in the prior year. Other income increased as a result improved interest rates year over year, while our cash balances were lower year over year. Our cash and cash equivalents were primarily invested in overnight money market type accounts. Average interest rates were approximately 1.26 percent for the three months ended September 30, 2004 compared to approximately 0.92 percent during the same period in the prior year.

Income Tax Provision

We did not recognize an income tax benefit for the three months ended September 30, 2004 since we recorded a full valuation allowance against our deferred taxes in 2003.

Shares Outstanding

Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding increased to 40,875,000 from 40,583,000 due to the issuance of shares under our employee stock purchase plan and stock option plans. During the three months ended September 30, 2004, we repurchased, under our previously announced repurchase program, 75,500 shares of our Common Stock at an average price of $1.00 per share. We did not purchase any of our shares during the three months ended September 30, 2003.

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2003

Revenues

Consolidated net revenues were $27.3 million for the nine months ended September 30, 2004, a decrease of 26 percent from the same period in the prior year. Revenues before reimbursements decreased 28 percent to $24.0 million from $33.3 million. We believe that this decline in revenues was primarily due to decreased demand for our services and an increase in competitive pricing arising out of the continuing economic uncertainties, fundamental changes in the IT services industry, and a decline in corporate information technology capital expenditures as large and small companies reassessed their goals and budgets.

Costs and Expenses

Project personnel costs were $15.7 million for the nine months ended September 30, 2004, a decrease of 32 percent from the same period in the prior year. This decrease was largely attributable to staff reductions in response to our declining revenues and our ongoing efforts to keep headcount and costs in line with demand for our services, as described earlier in this item. Project personnel costs as a percentage of revenues before reimbursements decreased slightly to 65 percent for the nine months ended September 30, 2004 compared to 69 percent from the same period in the prior year primarily as a result of an increased use of subcontractors for certain specialized skills. Average hourly billing rates decreased 6 percent to $147. The decline in average hourly billing rates primarily reflects the increased competitive environment in the information technology consulting market as well as lower rates for post-go-live activities. Staff utilization was unchanged at 65 percent.

Other project expenses were $4.2 million for the nine months ended September 30, 2004, virtually unchanged from the same period in the prior year. While other project expenses were almost unchanged in total, headcount related costs, which includes travel, computer and communication costs, decreased by $0.7 million and employee termination costs decreased by $0.3 million. These reductions were offset by an increase in subcontractor costs of $1.0 million, due to the increased use of subcontractors for certain specialized skills. Other project expenses as a percentage of revenues before reimbursements increased to 17 percent for the nine months ended September 30, 2004 from 12 percent for the same period in the prior year mainly due to the increase in subcontractor costs.

Bad debt expense was almost zero for the nine months ended September 30, 2004 compared to an expense of $0.3 million for the same period in the prior year. This decrease was a result of recoveries of previously reserved receivables as well as fewer collection issues during the nine months ended September 30, 2004.

Management and administrative support costs decreased 6 percent to $10.7 million for the nine months ended September 30, 2004 from $11.4 million in the same period in the prior year. This decrease mainly resulted from a decrease in labor costs of $0.9 million, as we reduced headcount

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

as a result of our organizational changes during the quarter ended June 30, 2003, as well as a $0.2 million decrease in occupancy costs as a result of office reductions during the three months ended June 30, 2003. These decreases were partially offset by executive termination costs of $0.5 million.

During the nine months ended September 30, 2004, we reversed restructuring and other charges of $0.6 million. This amount consisted of $0.3 million related to certain lease terminations recorded during the three months ended June 30, 2003, $0.2 million related to the closure of our Latin American operations recorded in 2000 and $0.1 million related to certain lease terminations recorded in 1999. During the nine months ended September 30, 2003, we recorded $5.2 million in restructuring and other charges as a result of organizational changes announced in June 2003. These charges consisted of the severance costs of professional personnel and executives and office reductions as well as professional fees incurred in connection with terminated negotiations with a party that had expressed interest in acquiring us.

Incentive compensation expense was $0.8 million for the nine months ended September 30, 2004 compared with $0.3 million in the same period in the prior year. Incentive compensation as a percentage of revenues excluding reimbursements increased to 3 percent during the nine months ended September 30, 2004 compared to 1 percent in the same period in the prior year. If the Company and our employees meet their 2004 quarterly and annual quantitative and qualitative objectives, we expect to continue to accrue incentive compensation during the remainder of 2004.

Operating Loss

Consolidated operating loss was $6.8 million for the nine months ended September 30, 2004 compared to $11.2 million for the same period in the prior year. Our operating loss for 2004 included restructuring and other credits of $0.6 million and our operating loss for 2003 included restructuring and other charges of $5.2 million. The increase in the operating loss, excluding these credits and charges, mainly resulted from the decline in revenues.

Other Income

Other income for the nine months ended September 30, 2004 was $0.6 million compared to $0.7 million for the same period in the prior year. This decrease was a result of lower cash balances as well as lower interest rates year over year. Our cash and cash equivalents were primarily invested in overnight money market type accounts. Average interest rates were approximately 1.02 percent for the nine months ended September 30, 2004 compared to approximately 1.09 percent during the same period in the prior year.

Income Tax Provision

We did not recognize an income tax benefit for the nine months ended September 30, 2004 since we recorded a full valuation allowance against our deferred taxes in 2003.

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Shares Outstanding

Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding increased to 40,851,000 from 40,553,000 due to the issuance of shares under our employee stock purchase plan and stock option plans. We repurchased, under our previously announced repurchase program, 75,500 shares of our Common Stock at an average price of $1.00 per share and 277,000 shares of our Common Stock at an average price of $1.03 per share during the nine months ended September 30, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $7.0 million and $5.4 million for the nine months ended September 30, 2004 and 2003, respectively. Net cash used in operating activities for the nine months ended September 30, 2004 primarily related to the loss for the nine months ended September 30, 2004, net of the non-cash restructuring and other credits, as well as payments related to the June 30, 2003 restructuring and other charges and our annual corporate insurance payments. These restructuring credits and payments and corporate insurance payments resulted in a decrease in the restructuring accruals and an increase in other current assets, respectively.

Days sales outstanding increased by 1 day to 61 days at September 30, 2004 as compared to September 30, 2003.

Cash commitments relating to remaining restructuring and other charges are $0.7 million in severance costs and $0.2 million in office costs. The anticipated cash outflows for these restructuring and other charges are $0.2 million for the remaining quarter in 2004 and the remaining balance of $0.7 million in 2005. As a result of our acquisition of Proceed North America LLC in October 2004, we have cash commitments of $0.5 million for the remaining quarter of 2004 and $0.5 million in 2005. In connection with our pending merger agreement with Zamba Corporation, we expect to incur future fees and expenses associated with consummating the merger of approximately $3.0 million. Other estimated future cash commitments include various office facilities, property and office equipment under operating leases and other costs that expire at various dates. The minimum cash commitments under these non-cancelable operating leases and other obligations with terms in excess of one year, net of restructuring and other charges, are as follows: $0.1 million for the remaining quarter in 2004, $0.9 million in 2005, $0.8 million in 2006 and $0.4 million in 2007. In addition, we have an annual commitment for telecommunications of $0.1 million for 2005 and 2006. The Company has no guarantees of third party debt as of September 30, 2004 or other off-balance sheet commitments.

Net cash used in investing activities was $0.4 million for the nine months ended September 30, 2004 for computer purchases. We currently have no material commitments for capital expenditures.

Net cash provided by financing activities was almost zero for the nine months ended September

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

30, 2004 as proceeds from our employee stock purchase plan were almost offset by purchase of our Common Stock under our previously announced share repurchase program.

Until such time as we are able to generate positive cash flow, our primary sources of liquidity are our existing cash and cash equivalents. Our cash and cash equivalents at September 30, 2004 were $33.6 million. Depending on revenues and cash collections, we expect our cash and cash equivalent balance at December 31, 2004 to be approximately $27 million to $28.5 million. While we will continue to incur operating losses in 2004, we believe that our cash and cash equivalents will be sufficient to meet our cash requirements. Our investment policy is to maintain most of our cash and cash equivalents in highly liquid, large money market type funds. This policy exposes us to short-term interest rate fluctuations.

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

ASSUMPTIONS UNDERLYING CERTAIN FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-Q contains or may contain certain forward-looking statements concerning our financial position, results of operations, cash flows, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions. These forward-looking statements involve significant risks and uncertainties. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form 10-Q include, among others, our ability to successfully introduce new service offering, our ability to manage the pace of technological change including our ability to refine and add to our service offerings to adapt to technological changes, our ability to manage the current downturn in our business and in our industry and the economy in general, our ability to manage our current decreased revenue levels, our ability to attract new business and increase revenues, our ability to attract and retain employees, the decreasing level of options available for grants to attract new employees and to retain existing employees, our ability to accommodate a changing business environment, general business and economic conditions in our operating regions, market conditions and competitive factors, our dependence on a limited number of clients and the potential loss of significant clients, our ability to continue to attract new clients and sell additional work to existing clients, our ability to consummate the pending Zamba transaction and successfully integrate the Zamba business with our business, and our ability to manage costs and headcount relative to expected revenues, all as more fully described herein and in our Annual Report on Form 10-K for the year ended December 31, 2003 under Management’s Discussion and Analysis of Financial Condition and Results of Operations “Assumptions Underlying Certain Forward-Looking Statements and Factors that May Affect Future Results” and elsewhere from time to time in our other SEC reports. Such forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we would make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Actual results may vary materially.

TECHNOLOGY SOLUTIONS COMPANY

PART I. FINANCIAL INFORMATION
(Continued)

ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TSC is exposed to interest rate fluctuations. Changes in interest rates affect interest income and expense on cash and cash equivalents. The Company’s cash and cash equivalents are primarily invested in overnight money market type accounts. Average interest rates were approximately 1.02 percent during the nine months ended September 30, 2004 compared to approximately 1.09 percent during the same period in the prior year and approximately 1.26 percent during the three months ended September 30, 2004 compared to 0.92 percent during the same period in the prior year. Based on the cash and cash equivalents balances as of September 30, 2004 and 2003, a hypothetical 1.00 percent increase in interest rates would have resulted in approximately $0.1 million in additional net investment income during each of the quarters ended September 30, 2004 and 2003 and approximately $0.3 million during each of the nine months ended September 30, 2004 and 2003.

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

ITEM 4-CONTROLS AND PROCEDURES

The management of the Company, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 (b) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that all material information relating to the Company that is required to be included in the reports that the Company files with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting that were identified during the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

TECHNOLOGY SOLUTIONS COMPANY

PART II. OTHER INFORMATION

ITEM 2-UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2004, the Company purchased 75,500 shares of its common stock for approximately $76, under a 11,525,327 share repurchase program approved by the Board of Directors during September 2000 (3,000,000 shares), August 2001 (2,000,000 shares), April 2002 (3,930,327 shares) and February 2003 (2,595,000 shares). All repurchases were made in the open market, subject to market conditions and trading restrictions. There is no expiration date on the current authorization and, during the period covered by the table, no determination was made by the Company to suspend or cancel purchases under the program. The timing and size of any future stock repurchases are subject to market conditions, stock prices, cash position and other cash requirements.

Issuer Purchases of Equity Securities

				Approximate Number
			Total Number of	of Shares That May
	Total Number	Average	Shares Purchased as	Be Repurchased
	of Shares	Price Paid	Part of the	Under the
Period	Purchased	Per Share	Repurchase Program	Repurchase Program
July 2004	—	—	—	4,762,700
August 2004	30,200	$1.00	30,200	4,732,500
September 2004	45,300	$1.00	45,300	4,687,200

Total	75,500	$1.00	75,500

ITEM 6-EXHIBITS

     (a) Exhibits

Exhibit #	Description of Document
10.01*	Amendment No. 1 to Technology Solutions Company 1996 Stock Incentive Plan

31.1*	CEO Certification

31.2*	CFO Certification

32.1*	Certification of Michael R. Gorsage Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

TECHNOLOGY SOLUTIONS COMPANY

PART II. OTHER INFORMATION — (Continued)

32.2*	Certification of Sandor Grosz Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

All other items in Part II are either not applicable to the Company during the quarter ended September 30, 2004, the answer is negative, or a response has been previously reported and an additional report of the information is not required, pursuant to the instructions to Part II.

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY SOLUTIONS COMPANY

Date: November 12, 2004	By:	/s/ SANDOR GROSZ

Sandor Grosz
Chief Financial Officer