Form 10-K
period 2004-12-31
TECHNOLOGY SOLUTIONS COMPANY
filed 2005-03-24
CIK 877645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004
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
Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☐   No ☑

The aggregate market value of the registrant’s voting stock held by nonaffiliates of the registrant (based upon the per share closing price of $1.07 on June 30, 2004, and, for the purpose of this calculation only, the assumption that all of registrant’s directors and executive officers are affiliates) was approximately $43 million.

The number of shares outstanding of the registrant’s Common Stock, $.01 par value per share, as of March 11, 2005 was 46,855,015.

Documents Incorporated by Reference:

Information required by Part III (Items 10, 11, 12, 13 and 14) of this document is incorporated by reference to certain portions of registrant’s definitive Proxy Statement distributed in connection with its 2005 Annual Meeting of Stockholders.

TECHNOLOGY SOLUTIONS COMPANY
FORM 10-K

Page i

Technology Solutions Company

PART I.

ITEM 1. BUSINESS

Introduction

Delivering business benefits through the application of information technology (“IT”), Technology Solutions Company (“TSC”) is a consulting company committed to helping clients in Manufacturing, Healthcare, Consumer and Retail, and Financial Services. TSC focuses on IT Strategy, Planning and Process Transformation; Enterprise Application Services; Customer Relationship Management; Business Technology; Extended Support; Compliance; and Process Adaptation & Training.

As used herein, the terms “TSC” or the “Company,” unless the context otherwise clearly requires, refers to Technology Solutions Company and its subsidiaries. TSC trades on the Nasdaq Stock Market® under the symbol “TSCC.” TSC is incorporated under the laws of the state of Delaware and operates within one reportable business segment. This report discusses the twelve months ended December 31, 2004.

Since its inception in May 1988, the Company has performed over 2,400 successful projects with more than 890 clients (including 22 of the Dow 30 and 64 of the Fortune 100).

The Company’s principal executive office is located in Chicago, Illinois, with additional offices in Atlanta, Georgia; New York, New York; Minneapolis, Minnesota; and Herndon, Virginia.

This 10-K Report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to economic, business, competitive, market, regulatory and other factors. For a discussion of certain of the assumptions and risk factors underlying any forward-looking statements contained herein and which could otherwise affect our business, refer to the section entitled “Assumptions Underlying Certain Forward-Looking Statements and Factors That May Affect Future Results” contained in Item 7 hereof.

Overview

Technology Solutions Company provides a full range of IT/business consulting services. From IT strategy and planning to process transformation and systems integration, TSC consultants work collaboratively with each client. TSC is committed to thought leadership, innovation and execution, guiding clients through the design and deployment of business, process and technology strategies. This commitment is demonstrated in the knowledge and leadership TSC brings to every client engagement resulting in consistently high client satisfaction ratings and repeat or add-on work.

Services and Offerings

Building on its strong heritage in Manufacturing and systems integration, in mid 2004 TSC continued transforming its business model by increasing focus on and strengthening its vertical industry and competency groups. Two new industry groups, Healthcare and Consumer & Retail, were established in the second half of 2004. These groups, along with Financial Services and Manufacturing, comprise the firm’s four industry groups. (See Figure 1)

Figure 1

Manufacturing	Healthcare	Financial Services	Consumer & Retail
Industrial Machinery & Equipment High-Tech Automotive Aerospace & Defense Chemical	Providers & Health Systems Health Plans	Capital Markets & Investment Management Banking & Consumer Finance Insurance	Consumer Packaged Goods Retail Food Service

Complementing the industry expertise is the firm’s emphasis on core competencies including IT Strategy, Planning and Process Transformation; Enterprise Applications Service; Customer Relationship Management (“CRM”); Business Technology; Extended Support; Compliance; Process Adaptation & Training; and SAP ® Packaged Services as well as services to help address complex industry and business concerns. (See Figure 2)

Figure 2

IT Strategy, Planning and Process Transformation	IT Strategy, IT Strategic Road Maps, Business Case Development, Process Transformation, Organizational Design

Enterprise Application Services	Enterprise Resource Planning, Supply Chain Management, Supplier Relationship Management, Human Capital Management, Service Logistics Management

CRM	Contact Center, Field Service, Sales & Marketing, Content Management, Mobility, Analytics & Reporting

Business Technology	Business Intelligence, Performance Management, Portals, Enterprise Application Integration, Radio Frequency Identification and Data

Extended Support	Application Maintenance, Hosting

Compliance	Sarbanes-Oxley, COSO, CobiT, Controls & Risk Management, Governance, HIPAA, FDA, Independent Verification & Validation, Litigation Support, Project Turn Around

Process Adaptation & Training	Change Management, Training, eLearning, Content Management

SAP ® Packaged Services	Fixed price, fixed scope solutions that complement SAP® applications and optimize business processes such as Financials, Human Resources & Payroll, Order Management, Production, Procurement, Inventory Management and Data Archiving

TSC’s industry groups as well as the core competencies are led by senior-level executive consultants (client officers) who provide insightful and thorough understanding of either the business and technology issues in the four key industries or the functional and technical issues within each competency.

TSC’s services range across all phases of a project lifecycle within the four core industries. (See figure 3)

Figure 3

Acquisitions

As part of TSC’s transformation and growth strategy, the firm acquired two companies in 2004. On December 31, 2004, the Company completed the acquisition of Zamba Corporation, which gives the firm a stronger position in the customer relationship management market. On October 5, 2004, TSC acquired the assets of Proceed North America LLC, the primary implementation partner for SAP ® Packaged Services in the United States.

Clients

TSC’s business is primarily focused on the commercial market. TSC primarily serves clients based in the United States, but also supports global deployments and some international clients. The Company’s typical clients are firms with between $500 million and $3 billion in annual revenue or similar sized divisions of larger companies. During 2004, TSC performed project work for 90 corporations, including 7 of the Fortune 100 companies. During 2004, our top client represented 10 percent (United Water Inc.) of revenues before reimbursements. During 2003, the top two clients represented 15 percent (Exxon Mobil Corp.) and 11 percent (Caterpillar Inc.) of revenues before reimbursements, respectively. During 2002, the top three clients represented 21 percent (Exxon Mobil Corp.), 16 percent (Caterpillar Inc.) and 10 percent (Pfizer Inc.) of revenues before reimbursements, respectively.

Competition

The IT/business consulting market is highly competitive and continually changing due to shifting business requirements and evolving technology. The Company’s revenue is primarily derived from Fortune 1000 companies and their divisions, and there is increasing competition for these consulting engagements.

TSC’s competitors include international, national and regional consulting and implementation organizations, contract programming companies (including offshore groups), and the professional services divisions of application software firms. The firm also competes with clients’ internal IT resources. Some competitors have significantly greater financial, technical and marketing resources as well as greater name recognition.

Competition has intensified in recent years as a result of both economic and market pressures. Clients continue to try to minimize costs, negotiate lower prices, or perform IT services in-house. In addition, the reduced demand for IT services has led to greater price competition within the industry for the available work.

TSC believes the principal competitive factors in the consulting industry include:

•	Industry and technology expertise and the ability to deliver innovative service offerings

•	Quality of services and solutions, as well as the skills to achieve results on a timely basis and to add value to the client’s business

•	Long-term client relationships, as well as a reputation for delivering successful projects

Competitive Differentiation

TSC believes that it differentiates itself from its competitors in four key areas:

•	Organizational structure: TSC’s current organizational matrix of four industry verticals supported by core competencies is designed to bring out the best and most innovative thinking for TSC clients. Industry experts have unique and differentiated points of view on compelling business and technology issues. They drive industry-specific content while competencies provide critical functional and technical expertise in current and emerging technologies and solution areas.

•	Distinguishable intellectual capital, innovation and execution: TSC has a tradition of turning leading-edge ideas into real-world business strategies and processes for its clients. The firm’s industry and competency experts drive the development of innovative services to enhance clients’ business and IT operations. TSC’s consulting staff utilizes continuous peer knowledge exchange to share best practices from current projects and from strategic relationships with software and technology providers. This intellectual capital forms the foundation of TSC’s value-add services and methodologies.

•	Client officer-driven business model: Senior client officers with deep expertise in functional business and technology fields facilitate the growth of strong client relationships across TSC’s industries and competencies. Client officers are responsible for delivery excellence, client relationships and satisfaction, revenues, utilization, project margins, days sales outstanding and human capital, including recruiting and career development.

•	Highly skilled and results-driven engagement teams: TSC has produced measurable benefits to its clients over the years through seasoned and experienced consulting professionals (with an average of 19 years experience); the use of proprietary implementation tools; the ability to apply new technologies and innovative business solutions; a flat project staffing model of more experienced personnel and less personnel per project; and the quality of its work product.

Business Development

TSC employs several primary revenue generation approaches — through relationships cultivated by its client officers; through selling efforts of its business development professionals; through specialty services that address targeted industry and business concerns; and through intellectual capital and lead-generating marketing programs.

Strategic Relationships

The Company has strategic relationships with software and technology providers that complement and support its service offerings, including SAP ® and Oracle/PeopleSoft. TSC enters these relationships to provide integrated, high-value solutions to clients and to leverage joint business development opportunities. Many of these strategic relationships are aligned with industries and competencies to enhance offerings. TSC’s relationships are non-exclusive, and TSC remains independent from these providers giving clients unbiased counsel and a broad spectrum of services to meet their business needs.

International

TSC did not have any international operations for the year ended December 31, 2004 and had limited international operations, which represented one percent of revenues, for the year ended December 31, 2003 (see Note 16 in “Notes to Consolidated Financial Statements”). The international operations during 2003 were in Europe. TSC had no international projects in Europe as of December 31, 2004 and, as a result, there was no international staffing as of December 31, 2004. For discussion of certain risks related to the Company’s International Operations, see “Risks of Conducting International Operations” under “Assumptions Underlying Certain Forward-Looking Statements and Factors That May Affect Future Results.”

Personnel

As of December 31, 2004, TSC had a total professional staff of 180 (excluding Infrastructure). The following table summarizes, as of December 31, 2004, the experience levels of TSC’s professional staff (excluding sales and marketing personnel).

	Average Relevant Experience (Years)
	% of
Level	Total	Consulting	Industry	Total
Client Officers	13%	16	9	25

Vice Presidents	16%	12	9	21

Senior Principals	18%	9	14	23

Principals	33%	7	11	18

Senior Consultants	15%	7	3	10

Consultants	5%	4	1	5

Infrastructure

As of December 31, 2004, TSC had a staff of 22 individuals who comprised the corporate infrastructure support function. The services provided by infrastructure include: senior corporate management; accounting; financial reporting; finance; tax; legal; treasury; human resources; employee benefits; marketing; public and investor relations; office operations; staffing of our project personnel; recruiting; training; internal communications; internal technology applications; management of new business opportunities; planning; quality assurance; and risk management.

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

The Company also has developed certain foundation and application software tools, methodologies and products that are owned by the Company and licensed to its clients. During 2004, less than one percent of revenues related to the licensing of intellectual property rights. The Company regards these software tools, methodologies and products as proprietary and intends to protect its rights, where appropriate. However, there can be no assurance that any steps taken by the Company will be adequate to deter misappropriation of its proprietary rights or independent third party development of functionally equivalent products.

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

Executive Officers of the Registrant

The executive officers of TSC are as follows:

Stephen B. Oresman	Chairman of the Board

Michael R. Gorsage	President and Chief Executive Officer

Philip J. Downey	Vice President — General Counsel and Corporate Secretary

Sandor Grosz	Vice President and Chief Financial Officer

Stephen B. Oresman, age 72, has been a Director of the Company since July 1988 and Chairman of the Board since May 2004. He served as Chief Executive Officer and Chairman of the Executive Committee from June 2003 until May 2004. Since 1990, he has served as President of Saltash, Ltd., a management consulting firm. He previously served as Senior Vice President of Booz, Allen & Hamilton, Inc. and Chairman of Booz, Allen & Hamilton International, parent and subsidiary consulting firms. He is also a Director of Cleveland-Cliffs Inc. and iStar Financial Inc.

Michael R. Gorsage, age 53, has been President and Chief Executive Officer and a Director of the Company since May 2004. Mr. Gorsage has over 30 years of business experience, including 20 years of experience in IT consulting. Prior to joining TSC, he served as Global Vice President and Managing Director for the Customer Relationship and Business Intelligence Unit of Electronic Data Systems Corp (EDS) from February 2002 until April 2004. Prior to his tenure at EDS, Mr. Gorsage served as Vice President and Global Managing Director of the Customer Solutions Practice of A.T. Kearney, Inc., a subsidiary of EDS from September 2000 until February 2002. From May 1991 until August 2000, Mr. Gorsage served as Vice President and Managing Director of the Advanced Technologies Practice at First Consulting Group. He is also a Director of Qsent, Inc., a private company headquartered in Portland, Oregon.

Philip J. Downey, age 53, has been Vice President — General Counsel and Corporate Secretary since October 1, 2004. Mr. Downey joined TSC in December 1997 as Director of Taxes and was promoted to Vice President Tax and Tax Counsel in January 2000. Prior to joining TSC, he had over 24 years of tax and law experience, including Chief Operating Officer at Empire Carpet, Director of International Taxes for Quaker Oats, and five years with the Internal Revenue Service. He is a member of the Illinois Bar and a Certified Public Accountant.

Sandor Grosz, age 49, has been Vice President and Chief Financial Officer of Technology Solutions Company since October 1, 2004. Mr. Grosz joined TSC in March 1997 as International Controller and was promoted to the role of Corporate Controller in December 1997. From 1988 to 1997, he was Vice President of Finance for Management Consulting Group PLC, an international consulting firm. His prior experience includes public accounting and litigation support consulting, most recently as a Senior Audit Manager with KPMG Peat Marwick. He is a Certified Public Accountant.

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

ITEM 2. PROPERTIES

TSC’s principal executive office is located at 205 North Michigan Avenue, Suite 1500, Chicago, Illinois 60601. TSC’s lease on these premises expires July 31, 2007. TSC also leases facilities in Atlanta, Georgia; New York, New York; Minneapolis, Minnesota; and Herndon, Virginia. TSC believes that these facilities are adequate for its current business needs and that it will be able to obtain suitable space as needed.

ITEM 3. LEGAL PROCEEDINGS

The Company is party to lawsuits arising in the normal course of its business. In the opinion of management, based upon presently available information relating to all such matters, the ultimate costs resulting from these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2004.

Technology Solutions Company

PART II.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on The Nasdaq Stock Market ® under the symbol “TSCC.” As of March 11, 2005, there were 387 holders of record of the Company’s Common Stock. That number does not include beneficial owners of Common Stock whose shares are held in the name of banks, brokers, nominees or other fiduciaries.

The following table sets forth the range of high and low trade prices on The Nasdaq Stock Market ® for the Company’s Common Stock for each calendar quarter in the years ended December 31, 2004 and 2003.

Quarter Ended	High	Low
March 31, 2003	$1.30	$0.95
June 30, 2003	$1.31	$0.85
September 30, 2003	$1.37	$0.91
December 31, 2003	$1.80	$1.04
March 31, 2004	$1.50	$0.99
June 30, 2004	$1.18	$0.91
September 30, 2004	$1.10	$0.75
December 31, 2004	$1.29	$0.71

On March 11, 2005, the last reported sale price on The Nasdaq Stock Market ® for the Company’s Common Stock was $0.99.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data that is derived from the Company’s audited financial statements. The selected financial data should be read in conjunction with the Company’s audited statements of operations for the years ended December 31, 2004, 2003, and 2002 and the audited balance sheets as of December 31, 2004 and 2003, including, in each case, the notes thereto, as well as, Management’s Discussion and Analysis of Financial Condition and Results of Operations, all of which are included elsewhere in this filing. All amounts are in thousands, except per share data.

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
Consolidated Statement of Operations Data:
Revenues	$36,525	$45,640	$92,368	$143,317	$151,130
Operating (loss) income	(9,313)	(13,690)	981	(14,439)	(7,525)
Net (loss) income	$(8,547)	$(29,503)	$1,230	$(8,910)	$(2,662)

Basic net (loss) earnings per common share	$(0.21)	$(0.73)	$0.03	$(0.20)	$(0.06)

Diluted net (loss) earnings per common share	$(0.21)	$(0.73)	$0.03	$(0.20)	$(0.06)

	December 31,
	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data:
Cash	$30,032	$41,104	$47,004	$50,115	$40,574
Total assets	53,084	60,169	99,244	113,933	127,638
Long-term obligations	—	—	—	—	—
Long-term debt	—	—	—	—	—
Capital leases	—	—	—	—	—
Cash dividends declared per common share	—	—	—	—	—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During 2004 we acquired two businesses in separate transactions, Zamba Corporation (“Zamba”) and Proceed North America LLC (“Proceed”). On December 31, 2004 we completed the acquisition of Zamba, which gives us a stronger position in the customer relationship management market. Under the terms of the transaction Zamba stockholders received 0.15 shares of our Common Stock for each share of Zamba Common Stock effective December 31, 2004. Accordingly statements regarding our future performance and our balance sheet as of December 31, 2004 are for TSC and Zamba combined; however, the operating results for 2004 do not include the results for Zamba.

On October 5, 2004, we entered into an asset purchase agreement with Proceed under which we acquired Proceed’s business. Proceed is the primary implementation partner for SAP ® Packaged Services in the US. The operating results of Proceed are included in our results from the date of acquisition.

The results of our operations are affected by general economic conditions as well as the level of economic activity and changes in the industries that we serve. While the general economy and the information technology (“IT”) consulting services market maybe improving, there is no assurance that improving conditions will result in an increase in our future revenues given the fundamental changes in the IT service industry as set forth below. In addition, increases in demand for our services generally tend to lag behind economic cycles. Accordingly, any benefit to our business of any economic recovery may take longer to realize.

In the second half of 2003, we began to refocus and rebuild our business by investing in a range of specialty services in order to differentiate ourselves from our competition. In mid 2004, we continued this rebuilding process and transformation of our business model by increasing focus on and strengthening both our vertical industry and competency groups. As part of this transformation, we hired new client officers during the second half of 2004 to provide additional expertise in these industries and functional capabilities. In addition, we made two acquisitions, as discussed above. We continue to look at appropriate acquisition opportunities that meet our business model. As a result of these changes, as well as the addition of several client officers, our revenues in the fourth quarter of 2004 increased 6 percent compared to the third quarter of 2004. We expect quarterly revenues in the first quarter of 2005 to improve as compared to the fourth quarter of 2004, partially as a result of our acquisition of Zamba. We incurred operating losses during 2004 and 2003 and we expect to incur an operating loss during 2005 as we continue our efforts to transform and rebuild our business.

We believe the information technology services industry is undergoing fundamental changes, resulting in increased competitive pressure. These changes include competition from application software firms as they continue to enhance services and implementation capabilities to increase their revenue; offshore application development and system consulting and support firms which typically have much lower labor costs and billing rates; and the proliferation of Enterprise Resource Planning (“ERP”) expertise within the IT departments of organizations, reducing the need to engage outside consulting services. The availability of offshore technical expertise has and will continue to have an impact on the IT consulting market. However, we believe the demand for “high end” value added technically and functionally competent innovative consultants will increase over time. The complexity of corporate IT functions is not diminishing. In addition, we believe that the upcoming “baby boomer” retirement will impact the supply of trained consultants in the market.

Our business is also driven by the pace of technological change, our ability to differentiate ourselves from our competitors through specialty services that address targeted industry and business concerns, and the type and level of spending by our clients in the areas in which we provide services. Many factors can result in a deferral, reduction or cancellation of services requested by our prospective or current clients including budget constraints, economic conditions and perceived project progress, success or value. The economic uncertainties of recent years have led many corporations to reassess their IT goals and budgets. This, combined with the lack of significant new technology to stimulate spending, had a further dampening impact on demand for our services. However, we believe that many companies have very old systems and technology and “real time” business decision making capabilities will fuel growth in many of our markets.

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

REVENUES

For presentation purposes, we show two components of revenues: 1) revenues before reimbursements, which consist of revenue for performing consulting services; and 2) reimbursements, consisting of reimbursements we receive from clients for out-of-pocket expenses incurred. We believe revenues before reimbursements is a more meaningful representation of our economic activity since it excludes pass-through, zero-margin expense reimbursements.

COSTS AND EXPENSES

Project Personnel

Project personnel costs consist primarily of professional salaries and benefits.

Other Project Expenses

Other project expenses consist of the cost for subcontractors hired for use on our client projects and billed to our clients; employee termination costs; and nonreimbursable expenses incurred for client projects and business development. Nonreimbursable expenses include recruiting fees, certain selling expenses and personnel training.

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

Management and Administrative Support

Management and administrative support costs consist of client officer costs and infrastructure costs. Client officer costs include client officer salaries and travel, marketing costs and recruiting costs. Client officers are a critical component in our client relationship-selling model. Each of our clients has at least one client officer assigned to them. The client officers are responsible for delivery excellence, client relationship and satisfaction, revenues, utilization, project margins, days sales outstanding and human capital, including recruiting and career development. In addition, each client officer is also a billable consulting resource. Infrastructure costs include costs related to our senior corporate management and board of directors; accounting; financial reporting; finance; tax; legal; treasury; human resources; employee benefits; marketing; public and investor relations; office operations; staffing of our project personnel; recruiting; training; internal communications; internal technology applications; management of new business opportunities; planning; quality assurance; and risk management.

Incentive Compensation

Incentive compensation, if any, is accrued at a set percentage of base salary, which varies by level of employee, and is adjusted to reflect the amounts needed for active employees and for performance against targets, goals and objectives. Payments of incentive compensation, if any, are performance based and are determined by both objective (financial-based) and subjective measures. These objectives include both quarterly and full fiscal year parameters.

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

Revenue Recognition

We derive our revenues from a variety of business and information technology consulting services, including systems integration, packaged software integration and implementation services, programming, training and extended support services. Our services are contracted on either a time and materials basis or a fixed price basis. For our time and materials contracts, we recognize revenue as work is performed, primarily based on hourly billing rates. For our fixed price contracts, we recognize revenues using the percentage-of-completion method, which is based on the percentage of work performed in the period compared to the total estimated work to be performed over the entire contract. Revenues are subject to revision as the contract progresses to completion. Any revisions in the estimate are charged to operations in the period in which the facts that give rise to the revision become known. Contracts are performed in phases. Losses on contracts, if any, are reserved in full when determined. Contract losses are determined by the amount by which the estimated cost of the contract exceeds the estimated total revenues that will be generated by the contract. Extended support revenues are recognized as services are rendered.

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

Accounting for Income Taxes

We use an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided using currently enacted tax rates when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have generated certain deferred tax assets as a result of operating losses and temporary differences between book and tax accounting, as well as tax benefits resulting from the exercise of employee stock options that were recorded as additional paid-in capital in the period of exercise. Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. During 2003, we recorded a full valuation allowance against our deferred tax assets. If the realization of our deferred tax assets in future periods is considered more likely than not, an adjustment to our deferred tax asset would increase net income in the period such determination is made. The amount of deferred tax assets considered realizable is based on significant estimates. Changes in these estimates could materially affect our financial condition and results of operations in future periods.

Valuation of Stock Options and Warrants

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

In connection with our acquisition of Zamba, we used the Black-Scholes option-pricing model for the valuation of the options and warrants issued in connection with this acquisition. The Black-Scholes option-pricing model requires assumptions in regards to the expected lives of the options and warrants, expected volatility of our stock price and risk-free interest rates. As we have not and do not anticipate paying dividends, the dividend yield is assumed to be zero.

Goodwill and Intangible Assets

We account for Goodwill and Intangible Assets in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Intangible assets continue to be amortized over their estimated useful lives.

SFAS No. 142 requires that goodwill be evaluated for impairment annually or if an event occurs or if circumstances change that may reduce the fair value of the acquisition below its book value. The impairment test is conducted (based on the revenues derived from the acquired entity) utilizing a “fair value” methodology. We evaluate the fair value of our acquisitions utilizing various valuation techniques including discounted cash flow analysis. This implied fair value is compared to the carrying amount of the goodwill for the individual acquisition. If the fair value is less, we would then recognize an impairment loss. In addition, we evaluate the intangible assets with definite lives to determine whether adjustment to these amounts or estimated useful lives are required based on current events and circumstances.

2004 COMPARED WITH 2003

Revenues

Consolidated net revenues were $36.5 million for 2004, a decrease of 20 percent from the prior year. Revenues before reimbursements decreased 21 percent to $32.2 million from $40.9 million. We believe that this decline in revenues was primarily due to decreased demand for our services and an increase in competitive pricing arising out of the continuing economic uncertainties, fundamental changes in the IT services industry and a decline in corporate information technology capital expenditures.

During 2004, our top client accounted for 10 percent of revenues before reimbursements (United Water Inc.). During 2003, the top two clients accounted for 26 percent of revenues before reimbursements (Exxon Mobil Corp. – 15 percent and Caterpillar Inc. – 11 percent). We added 49 new clients and 128 new projects during 2004 compared to 42 new clients and 116 new projects in 2003.

Costs and Expenses

Project personnel costs were $20.4 million for 2004, a decrease of 28 percent from 2003. This decrease was largely attributable to staff reductions in response to our declining revenues and our ongoing efforts to keep headcount and costs in line with demand for our services, as described earlier in this item. Project personnel costs as a percentage of revenues before reimbursements decreased to 63 percent for 2004 compared to 69 percent in 2003 primarily as a result of an increased use of subcontractors for certain specialized skills, the costs of which are included in other project expenses. Average hourly billing rates increased 2 percent to $150, while staff utilization declined to 63 percent from 65 percent.

Other project expenses were $6.3 million 2004, an increase of 22 percent from 2003. This increase was a result of additional subcontractor costs of $1.9 million, due to the increased use of subcontractors for certain specialized skills. Offsetting this increase was a reduction in headcount related costs of $0.4 million, including travel and computer costs, and employee termination costs of $0.4 million. Other project expenses as a percentage of revenues before reimbursements increased to 19 percent for 2004 from 13 percent for 2003 mainly due to the increase in subcontractor costs.

Bad debt expense was a slight credit for 2004 compared to an expense of $1.5 million for 2003. This improvement was a result of recoveries of previously reserved receivables as well as fewer collection issues during 2004.

Management and administrative support costs increased slightly to $14.7 million for 2004 from $14.5 million for 2003. This increase mainly resulted from executive termination costs of $0.5 million. This increase was offset by a decrease in labor costs of $0.3 million, as we reduced headcount as a result of our organizational changes during the quarter ended June 30, 2003. Despite the reduction in labor costs year over year, we anticipate an increase in labor costs in 2005 as a result of additional client officers hired in the second half of 2004. As we expand our offerings, we may incur costs prior to the corresponding revenues being generated.

During 2004, we reversed restructuring and other charges of $0.6 million. This amount consisted of $0.3 million related to certain lease terminations recorded during the quarter ended June 30,

2003; $0.2 million related to the closure of our Latin American operations recorded in 2000; and $0.1 million related to certain lease terminations recorded in 1999. During 2003, we recorded $5.2 million in restructuring and other charges as a result of organizational changes announced in June 2003. These charges consisted of the severance costs of professional personnel and executives and office reductions as well as professional fees incurred in connection with terminated negotiations with a party that had expressed interest in acquiring us. As of December 31, 2004, there was an accrual balance relating to the 2003 charge of $0.7 million. We expect to utilize the balance by the third quarter of 2005.

Incentive compensation expense was $0.8 million for 2004. No incentive compensation was recorded for 2003. If the Company and our employees meet their 2005 quarterly and annual quantitative and qualitative objectives, we expect to accrue incentive compensation during 2005.

Operating Loss

Consolidated operating loss was $9.3 million for 2004 compared to $13.7 million for 2003. Our operating loss for 2004 included restructuring and other credits of $0.6 million and our operating loss for 2003 included restructuring and other charges of $5.2 million. The increase in the operating loss, excluding these credits and charges, mainly resulted from the decline in revenues in 2004.

Other Income

Other income for 2004 was $0.8 million, a slight decrease from 2003. This decrease was a result of lower cash balances, offset by higher interest rates year over year. Our cash and cash equivalents were primarily invested in overnight money market type accounts. Average interest rates were approximately 1.41 percent for 2004 compared to approximately 1.04 percent during 2003.

Income Tax Provision

We did not recognize an income tax benefit for 2004 since we recorded a full valuation allowance against our deferred taxes in 2003.

Shares Outstanding

Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding increased to 40,873,000 from 40,596,000. We repurchased, under our previously announced repurchase program, 75,500 shares of our Common Stock at an average price of $1.00 per share and 277,000 shares of our Common Stock at an average price of $1.03 per share during 2004 and 2003, respectively. In addition, on December 31, 2004, we issued 5,838,182 shares as a result of our acquisition of Zamba. This resulted in a 14 percent increase in our shares outstanding.

2003 COMPARED WITH 2002

Revenues

Consolidated net revenues were $45.6 million for 2003, a decrease of 51 percent from the prior year. Revenues before reimbursements decreased 51 percent to $40.9 million from $83.0 million. We believe that this decline in revenues was primarily due to decreased demand for our services and an increase in competitive pricing arising out of the continuing economic uncertainties, fundamental changes in the IT services industry and a decline in corporate information technology capital expenditures as large and small companies reassessed their goals and budgets.

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

Restructuring and Other		Cash	Non-cash	Balance as of Dec.
Charges - 2003 (in thousands)	Charge	Payments	Usage	31, 2003
Severance costs (approximately 30 employees)	$3,917	$2,501	$33	$1,383
Office reductions	921	203	2	716
Professional fees	373	383	—	(10)

Total	$5,211	$3,087	$35	$2,089

During 2002, we reversed restructuring and other charges of $0.3 million. This amount consisted of $0.2 million from severance related costs recorded in 2001 and $0.1 million related to certain lease terminations recorded in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $9.4 million and $8.0 million for 2004 and 2003, respectively. Net cash used in operating activities for 2004 primarily related to the loss for the year, net of the non-cash restructuring and other credits, as well as payments related to the June 30, 2003 restructuring and other charges, partially offset by improved accounts receivable collections.

Days sales outstanding improved by 9 days to 51 days at December 31, 2004 as compared to 60 days at December 31, 2003.

In connection with our acquisition of Zamba, we expect to incur future fees, expenses and other cash outlays associated with consummating the merger of approximately $1.8 million. Included in this amount is Zamba’s line of credit which was recorded on our balance sheet as part of our acquisition of Zamba. This line of credit was subsequently paid-off during January 2005. Other estimated future cash commitments include various office facilities, property and office equipment under operating leases and other costs that expire at various dates. In addition, we have an annual commitment for telecommunications. The Company has no guarantees of third party debt or any other off-balance sheet commitments as of December 31, 2004. A summary of our contractual obligations at December 31, 2004 is as follows:

	Payments Due By Period
	Less than			More than
(In thousands)	One Year	1-3 Years	3-5 Years	5 Years	Total
Operating leases (net of restructuring and other charges)	$1,310	$1,207	$1	$—	$2,518
Cash outlays for restructuring and other charges	696	—	—	—	696
Purchase obligations	228	—	—	—	228
Cash outlays for the acquisition of Zamba and Proceed	2,389	—	—	—	2,389

Total	$4,623	$1,207	$1	$—	$5,831

Net cash used in investing activities was $1.7 million during 2004. Capital expenditures of $0.6 million mainly represented computer purchases. We currently have no material commitments for capital expenditures. In addition in connection with the acquisitions during 2004, we made cash payments of $0.5 million for Proceed and a net amount of $0.6 million for Zamba.

Net cash provided by financing activities was $0.1 million for 2004. During 2004 we purchased 75,500 shares of our Common Stock under our share repurchase program for $0.1 million and received $0.2 million from the exercise of stock options and purchases under the employee stock purchase plan.

Until such time as we are able to generate positive cash flow, our primary sources of liquidity are our existing cash and cash equivalents. Our cash and cash equivalents at December 31, 2004 were $30.0 million. Depending on revenues and cash collections, we expect our cash and cash equivalent balance at March 31, 2005 to be approximately $23.5 million to $25 million. While we will continue to incur operating losses in the first half of 2005, we believe that our cash and cash equivalents will be sufficient to meet our cash requirements. Our investment policy is to maintain most of our cash and cash equivalents in highly liquid, large money market type funds. This policy exposes us to short-term interest rate fluctuations.

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

We had a nonqualified deferred compensation plan. All Company executives (defined as those at the level of Vice President and above) were eligible to participate in this voluntary program, which permitted participants to defer receipt of a portion of their compensation. We held deferred amounts in a “rabbi trust” for the benefit of plan participants and investment earnings (or losses) were credited to the participants’ accounts based on investment allocation options selected by the participants. We did not guarantee these investments or earnings thereon. These investments remained assets of the Company and were available to the general creditors of the Company in the event of our insolvency. The plan was terminated and all funds were distributed to the participants in February 2004.

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

NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision to SFAS No. 123. SFAS No. 123R will, with certain exceptions, require entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurements of that cost will be based on the fair value of the equity or liability instruments issued. SFAS No. 123R will be effective for us starting with the quarter ended September 30, 2005. While we are currently evaluating the impact of the adoption of SFAS No. 123R, we believe the impact will be material to our results of operations based on our current disclosures under of SFAS No. 123.

ASSUMPTIONS UNDERLYING CERTAIN FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-K contains or may contain forward-looking statements concerning our financial position, results of operations, cash flows, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements. Forward-looking statements may be preceded by, followed by or include the words “may,” “will,” “should,” “could,” “would,” “potential,” “possible,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “hopes” or similar expressions.

These forward-looking statements involve significant risks and uncertainties. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that the expectations will prove correct and that actual results and developments may differ materially from those conveyed in the forward-looking statements. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

Forward-looking statements are not guarantees of performance. Forward-looking statements speak only as of the date on which they are made and, except as may be otherwise required by law, we do not undertake any obligation to update any forward-looking statement to reflect subsequent events or circumstances. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. The outcomes expressed or implied in these forward-looking statements could be affected by many important factors.

Factors which could cause our actual financial and other results to differ materially from any results that we might project, forecast, estimate or budget in the forward-looking statements include, but are not limited to, the following:

Rapid Technological Change

The systems consulting and implementation market is characterized by rapid technological advances and developments, including the development and issuance of new software products and applications. The introduction of new services can make existing services unmarketable. In order to grow and remain competitive, we need to adapt to these rapidly changing technologies, to enhance our existing solutions and to introduce new solutions to address our clients’ changing demands. Our failure to stay abreast of such advances and developments could materially adversely affect our business. We utilize a number of different technologies in developing and providing IT solutions for our customers. The technologies we use are developing rapidly and are characterized by evolving industry standards in a wide variety of areas. While we evaluate technologies on an ongoing basis and endeavor to utilize those that are most effective in developing IT solutions for our customers, there can be no assurance that the technologies we utilize and the expertise we gain in those technologies will continue to be applicable in the future. There can be no assurance that new technologies will be made available to us or that we will be able to economically apply them. The inability to apply existing technologies and expertise to subsequent projects could have a material adverse effect on our business, operating results and financial condition.

Need for Increased Revenues

In recent periods, we have experienced decreased demand for our services resulting in declining revenues and recurring operating losses. For the year ended December 31, 2004 we had an operating loss of $9.3 million and for the year ended December 31, 2003 we had an operating loss of $13.7 million. Our ability to attract business from new clients through sales and marketing efforts and through specialty services that address targeted industry and business concerns, and our ability to successfully manage fluctuations in demand, will be key to our success in the future.

Among the strategic initiatives that we have taken to address the need for increased revenues has been the introduction of new service offerings. The acquisition of Zamba is part of that strategy, as are the introductions of our healthcare and consumer and retail service offerings. No assurance can be given that these or any future service offerings will gain acceptance with our existing clients or any prospective clients. The absence of successful new service offerings or substantial expansion of existing service lines will have an adverse impact on our future revenues.

In addition, in recent years no major technological developments have been introduced that could replace the applications with respect to which we currently provide services or render some of our existing expertise obsolete. If such developments occur there can be no assurance that we will have the technological expertise to provide services covering such developments.

Our revenues in the fourth quarter of 2004 increased 6 percent compared to the third quarter of 2004. We expect quarterly revenues in the first quarter of 2005 to improve as compared to the fourth quarter of 2004, partially as a result of our acquisition of Zamba. However, we expect to incur an operating loss during 2005 as we continue our efforts to refocus and rebuild our business. If we are unable to continue to increase revenues, manage growth and projects effectively and regain profitability, we may realize a material adverse effect in the quality of our services and products, our ability to retain key personnel and our business, financial condition and results of operations.

Restructuring Initiatives

In response to industry and market conditions, we have restructured our business and reduced our workforce. In light of ongoing changes in the market for many of our information technology services, we may have to restructure in the future to achieve additional cost savings or to strategically realign our resources. We cannot predict whether we will realize synergies and improved operating performance as a result of any such restructuring. We also cannot predict whether any restructuring will adversely affect our ability to retain key employees which, in turn, could adversely affect our operating results.

Availability of Cash Resources

We expect to experience continued operating losses until revenues increase sufficiently to cover operating costs. Until such time, our operating losses and the associated cash requirements are expected to be funded from existing cash resources. If we are not successful in increasing revenues and eliminating negative cash flows, it could become necessary to raise additional capital to offset losses from operations. There can be no assurance that we will be able to obtain any financing or that, if we were to be successful in finding financing, it would be on favorable terms. In addition, the decreasing level of cash available to us could have an adverse impact on the market value of our common stock as well as our ability to continue as a going concern.

Utilization and Charge Rates

Our current profit margins are largely a function of the respective rates we are able to recover for our services and the utilization rate, or chargeability, of our professionals. Accordingly, if we are not able to maintain or improve current pricing for services or an appropriate utilization rate for our professionals, our profit margin and profitability will suffer in the absence of corresponding cost reductions.

The rates we are able to recover for our services are affected by a number of factors, including:

•	the demand for our services compared to the supply of consultants available to deliver the services;

•	our clients’ perceptions of our ability to add value through our services;

•	the sensitivity of our clients to changes in prices for our services;

•	our reputation for delivering quality work in a timely manner;

•	the introduction of new in-demand services or products by us or our competitors;

•	our competitors’ pricing policies; and

•	the use of globally sourced, lower-cost service delivery capabilities by our competitors and our clients.

We face continuous pressure from several directions on the rates charged to clients. Many of our competitors, including larger consulting firms with greater financial and personnel resources, smaller consulting firms with lower cost structures and large consulting firms in offshore locations such as India that have access to pools of technical consultants at lower costs than consultants based in the United States may be willing to provide the services at a lower incremental cost than us.

Utilization rates are affected by a number of factors, including:

•	our ability to transition employees from completed projects to new engagements;

•	our ability to enter into long-term contractual relationships with clients;

•	our ability to forecast demand for our services and thereby maintain an appropriate headcount;

•	our ability to increase the ratio of billable employees to non-billable employees; and

•	our ability to manage attrition.

We must balance our supply of consultants skilled in a particular service with the demand for that service. If the combined utilization rate of these consultants is very high it may be difficult to add new clients for these services. Conversely, if the combined utilization rate is too low the profitability of our business will be adversely impacted.

Any negative changes to our retention of consultants, utilization rates or billable rates could materially adversely affect our business, financial condition and results of operations.

Management of Change in Demand

Our business has experienced significant volatility in the demand for our services and thus our revenues. In fact, our quarterly revenues before reimbursements declined each quarter from June 30, 2001 through June 30, 2004. Our revenues have increased slightly during the last two quarters of 2004. Our ability to attract business from new clients through sales and marketing efforts, our specialty services that address targeted industry and business concerns, and our ability to successfully manage fluctuations in demand are key to our future success. We continue to evaluate our business needs and the skill sets of our employees in order to balance our resources and costs. Any failure to effectively manage our costs and resources will adversely effect our business. While we have taken steps to reduce our costs, we may be required to take further actions to reduce our costs if our revenues are insufficient to support our cost structure. However, there is a point at which further cost cutting may be counter-productive and we realize we cannot cost-cut our way to profitability. Accordingly, any unexpected decline in demand without a corresponding and timely reduction in staffing and other expenses, or a staffing increase that is not accompanied by a corresponding increase in demand, could have a material adverse effect on our business, operating results and financial condition. Additionally, any future increase in demand without a corresponding increase in staffing may render us unable to maintain or improve our market share and/or strain or overwhelm existing management resources, operational resources, financial resources and management information systems. There can be no assurance that we will be able to manage future fluctuation in demand successfully.

Our expense levels are based, in part, on expectations of future revenues. In addition, a significant percentage of our operating expenses, particularly rent and depreciation, are fixed. Accordingly, an unanticipated decrease in the number or average size of, or an unanticipated delay in the scheduling for, projects, or other decrease in revenues, could materially and adversely affect our operating results and otherwise adversely affect our operations.

An unanticipated termination or decrease in the size or scope of a major project, a client’s decision not to proceed with a project as anticipated or the completion during a quarter of a major client project could diminish employee utilization and have a material adverse effect on our business, financial condition and results of operations. Revenues and earnings may also fluctuate from quarter to quarter because of such factors as:

•	the contractual terms and timing of completion of projects, including achievement of certain business results;

•	any delays incurred in connection with projects;

•	the adequacy of provisions for losses and bad debts;

•	the accuracy of our estimates of resources required to complete ongoing projects

•	the loss of key highly skilled personnel necessary to complete projects;

•	increases in expenditures related to growing the business, e.g., acquisitions of people and technology; and

•	general economic conditions.

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

In addition, the number of stock options available for grant to new and existing employees has decreased in recent periods due to grants made to date. The reduced number of available options could have an adverse impact on our ability to attract and retain the necessary professional personnel. The approval of our stockholders will be required to increase the number of available options. No assurance can be given that such approval would be granted if requested or that the number of options could otherwise be increased.

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

Entry Into New Lines of Business

We may enter, on our own or through acquisitions, into new lines of business or initiate new service offerings. Our success in any such endeavor will depend upon, among other things, the ability of our management to identify suitable opportunities, successfully implement sound business strategies and avoid the legal and business risks of any new line of business or service offering and/or an acquisition related thereto. There can be no assurance that we will be able to do any of the foregoing. In addition, any such undertakings may result in additional costs without an immediate increase in revenues may divert management’s attention from the operation and growth of our core business. We may also decide to dispose or otherwise exit businesses, which may result in the recording of accrued liabilities for special one-time charges, such as workforce reduction costs and closure of excess facilities.

Growth by Acquisition

From time to time, we may consider acquiring other businesses. We cannot be sure that we will be able to identify suitable acquisitions or investment candidates. Even if we identify suitable candidates, we cannot be sure that we will be able to make acquisitions or investments on commercially acceptable terms, if at all. The success of any such acquisition (including our acquisition of Zamba) will depend upon, among other things, the ability of our management and employees to integrate acquired personnel, operations, products and technologies into our organization effectively, to retain and motivate key personnel of acquired businesses and to retain customers of acquired firms. There can be no assurance that we will be able to identify suitable acquisition opportunities, consummate acquisitions or successfully integrate acquired personnel and operations. In addition, any acquisitions we undertake may involve certain other risks, including consumption of available cash resources, potentially dilutive issuances of equity securities and the diversion of our management’s attention from other business concerns.

Litigation

From time to time, we have been subject to litigation. Where we can make a reasonable estimate of the probable liability relating to pending litigation, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be under or over stated. In addition to the potential cost and use of cash, pending or future litigation could divert management’s attention and resources causing a material adverse impact on our results of operations and financial condition.

Because of the increase in litigation risk associated with the technology markets, both directors and officers and errors and omissions insurance rates have increased significantly in the past several years. We may be subject to further rate increases for both types of insurance.

Following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company and its officers and directors. Any such litigation against us could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

Quarterly Results May Fluctuate
Our results have varied significantly from quarter to quarter in the past, due to a variety of factors, many of which are beyond our control. These factors include, but are not limited to:

•	changing conditions in the information technology market and in the U.S. and global economies in general;

•	the number and timing of new clients and new projects for existing clients;

•	our ability to replace completed projects with new projects in a timely fashion;

•	differences in the number of billing days and/or holidays between quarters;

•	the number of vacation days and sick days taken by our employees in a particular quarter;

•	the utilization of our employees, and our ability to match available employee resources with client service requirements;

•	introductions or announcements of new service offerings;

•	changes in accounting rules, such as expensing employee stock option grants;

•	our ability to integrate and operate the Zamba business;

•	increased competition from low-priced overseas technology consultants; and

•	the costs related to meeting new regulations.

The failure to meet the expectations of the investment community may cause our stock price to decline, possibly substantially. A significant stock price decline could result in litigation, which could be costly, lengthy and divert management’s attention and resources from business operations.

Client Concentration Risks
We derive a significant portion of our revenue from a limited number of clients. During the quarter ended December 31, 2004, our top two clients and top five clients accounted for 17 percent and 34 percent of our revenues before reimbursements, respectively. For 2004, our top two clients accounted for 19 percent of our revenues before reimbursements and our top five clients accounted for 38 percent of our revenues before reimbursements. In 2003, our top two clients accounted for 26 percent of our revenues before reimbursements and our top five clients accounted for 43 percent of our revenues before reimbursements. Although our large clients may vary from time to time, our revenues and our results of operations and financial position could be materially adversely impacted if we were to lose one or more of these clients or if we were unable to collect a large receivable due from one of these clients. Most of our engagements are terminable on 30 to 90 days’ notice without penalty to the client. An unanticipated termination of a major project could result in the loss of substantial anticipated revenues and could require us to maintain or terminate a significant number of underutilized employees, resulting in a higher number of unassigned people and/or higher severance expenses.

Performance of Services
Many of our projects involve technology applications or systems that are critical to the operations of a client’s business and handle very large volumes of transactions. Failure to deliver applications or systems to clients with the promised functionality or within the promised time frame, or to satisfy the required service levels for support and maintenance, could result in substantial claims from clients. While we take precautionary actions to create redundancy and back-up systems, any such failures could result in claims by clients for substantial damages. Although we attempt to limit the amount and type of our contractual liability for defects in the applications, systems or services provided, and carry errors and omission insurance coverage, we cannot assure that these limitations and insurance coverage will be applicable and enforceable in all cases. Even if these limitations and insurance coverage are found to be applicable and enforceable, our liability to our clients for these types of claims could be material in amount and could affect our business, financial condition and results of operations.

Project Risks
Because of the project-based nature of our work and the fact that many of the projects we undertake are large, there is a risk of a material adverse impact on operating results if there is an unanticipated suspension or cancellation of a large project or a client refuses or fails to pay fees and expenses when due. A project cancellation or suspension or a refusal or failure to pay can be based on any number of causes, many of which are beyond our control. These include financial difficulties of a client; a change in client priorities, client management or client strategies; and a change in client ownership. The suspension or cancellation of a project or a failure or refusal to pay fees and expenses when due could result in a decrease or adjustment in revenues, the need to reassign staff and damage to our reputation.

Because many of our projects are high profile, mission critical projects for major clients, a failure or inability to meet a client’s expectations for the amounts budgeted, timing and deliverables for the projects we undertake could damage our reputation and affect our ability to attract new business.

Additionally, certain clients require payment incentives related to factors such as costs incurred, benefits produced, goals attained and adherence to schedule. In these contracts, payment of all or a portion of the fees owing to us will be contingent upon meeting revenue-enhancement, cost-saving or other contractually defined goals which are often complex and may often be dependent in some measure on the client’s actual levels of business activity. The insistence by our clients to include in contracts incentives related to additional revenues generated, costs incurred, benefits produced or adherence to schedule or other benchmarks could increase the variability of revenues and margins earned by us on such contracts.

Dependence on Third Party Products
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

Competition
The systems consulting and implementation market includes a large number of participants, is subject to rapid changes and is highly competitive. We compete with and face potential competition from a number of companies that have significantly greater financial, technical and marketing resources and greater name recognition than do we. We also compete with globally sourced, lower-cost service providers as well as smaller service providers with specific, more narrowly focused service offerings. Our clients primarily consist of Fortune 1000 and other large corporations and there are an increasing number of professional services firms seeking systems consulting and implementation engagements from that client base. We believe that our ability to compete depends in part on a number of factors outside our control, including the ability of our competitors to hire, retain and motivate project managers and staff, the long-term relationships that our major competitors may have with potential clients, the ownership by our competitors of software used by potential clients, the development by others of software that is competitive with our products and services, and the price at which others offer comparable services.

In addition, our clients could develop or acquire in-house expertise in services similar to those we provide, which would significantly reduce demand for our services. No assurance can be given that we will be able to maintain our existing client base, maintain or increase the level of revenue generated by our existing clients or be able to attract new clients.

Susceptibility to Economic and Industry Conditions
Our revenues and results of operations are subject to fluctuations based on the economic conditions in which we operate. During periods of economic uncertainty or downturn, businesses typically reduce or eliminate their spending on discretionary items such as the services that we provide. Under such conditions, our business, operating results and financial condition could be materially adversely affected.

Certain of our customers and potential customers are in industries that experience cyclical variations in profitability, which may in turn affect their willingness or ability to fund systems projects such as those for which we may be engaged. During the downturn of such cycles many of these customers may reduce or eliminate their spending on our services.

Pricing Pressures and Cost Overruns
We contract services on either a time-and-materials basis or a fixed price basis. Both forms of contracts require us to estimate the number of hours and the materials required before entering into the contract. In the case of a time-and-materials contract, failure to achieve the estimated results could subject us to pricing pressures from clients (even though there is no legal obligation to complete the work within the estimates) or could lead to the loss of future work from the client. Failure to complete fixed-price contracts within the contractual parameters will expose us to unrecoverable cost overruns. In either case, these failures could have a material adverse effect on our business, operating results and financial condition.

Intellectual Property Rights
Our future success depends in part upon our proprietary technology. Although we have attempted to protect our proprietary technology through various mechanisms, including copyrights, trademarks, contractual obligations and trade secrets, third parties nevertheless may attempt to use our technology without authorization.

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

Although we believe that our services and products do not infringe on the intellectual property rights of others, there can be no assurance that others will not assert infringement claims against us in the future. Any such claim asserted against us may harm our reputation, cause us to incur costs, prevent us from offering some services or solutions, and divert our management’s attention from the operation and growth of our business.

Rights Plan and Corporate Governance Provisions
Our stockholder rights plan may discourage, delay or prevent a merger or acquisition. In addition, provisions of our charter and by-laws may have a similar effect. For example, the Board of Directors has the authority, without further action by the stockholders, to fix the rights and preferences and issue shares of preferred stock.

Nasdaq National Market Listing Requirements
Our common stock is listed on the Nasdaq National Market, which requires that listed stocks maintain a minimum per share closing bid price of $1. The closing bid price of our stock has dropped below $1 from time to time in the past. If we fail to satisfy Nasdaq’s minimum per share closing bid requirements, we could face the possibility of delisting under Nasdaq rules. However, there are a variety of actions that we could take to help prevent a delisting.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TSC is exposed to interest rate fluctuations. Changes in interest rates affect interest income on cash and cash equivalents and marketable securities held in trust. Our cash and cash equivalents were primarily invested in overnight money market type accounts. Average interest rates for these investments were approximately 1.41 percent in 2004 compared to approximately 1.04 percent in 2003. Based on the cash and cash equivalents balances as of December 31, 2004 and 2003, a hypothetical 1.00 percent increase in interest rates would have resulted in approximately $0.3 and $0.4 million in additional net investment income during each of 2004 and 2003, respectively. As previously noted, marketable securities held in trust were distributed to the participants in the Company’s nonqualified deferred compensation in late February 2004.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PricewaterhouseCoopers LLP (“PwC”) served as the Company’s independent registered public accounting firm until April 3, 2003. In order to better align our audit service requirements, the Audit Committee selected Grant Thornton LLP (“Grant Thornton”) to serve as the Company’s independent auditors.

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

On April 3, 2003, the Audit Committee of the Board of Directors of the Company approved the engagement of Grant Thornton to act as the Company’s independent auditor, effective immediately. During the Company’s fiscal years ended December 31, 2002 and 2001 and the interim period from January 1, 2003 through April 3, 2003, the Company did not consult Grant Thornton LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events listed in Items 304 (a)(2)(i) and (ii) of Regulation S-K. Grant Thornton served as the Company’s independent auditors for 2004.

ITEM 9A. CONTROLS AND PROCEDURES

The management of the Company, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are reasonably effective to ensure that all material information relating to the Company that is required to be included in the reports that the Company files with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There have been no changes in internal controls over financial reporting that were identified during the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Technology Solutions Company

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the headings “Election of Directors,” “Nominees for Director,” “Board of Directors – Communication with the Board,” “- Board Nomination Policy,” “- Director Meetings and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Company’s 2005 Annual Meeting of Stockholders (the “Proxy Statement”) and the information contained under the heading “Executive Officers of the Registrant” in Item 1 hereof is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial and accounting officer and controller, as well as all its employees, officers and directors. The code of ethics is posted on the Company’s website, the address of which is www.techsol.com. The Company intends to include on its website any amendments to, or waivers from, a provision of its code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

Except for the information relating to Item 13 hereof and except for the information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the heading “Executive Officer Compensation” in the Proxy Statement is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except for the information relating to Item 11 hereof and except for the information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the heading “Executive Officer Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

During 2004 and 2003, the Company retained its principal auditors, Grant Thornton LLP in several capacities:

	2004	2003
Audit fees	$135,350	$125,000
Audit related fees	10,222	5,778
Tax fees	—	—
All other fees	31,847	12,500

Total	$177,419	$143,278

Audit Fees
Audit Fees represent amounts incurred in connection with the audit of the Company’s annual financial statements included in the Company’s Form 10-K and review of financial statements included in the Company’s Forms 10-Q.

Audit Related Fees
Audit Related Fees represent amounts billed for the audit of the Company’s 401(K) plan and other similar audit related services.

Tax Fees
Tax Fees represent amounts billed for tax services. No tax fees were billed during 2004 or 2003.

All Other Fees
All Other Fees for 2004 represents amounts billed in connection with the Registration Statement on Form S-4 filed by the Company with the Securities and Exchange Commission in connection with the acquisition of Zamba Corporation. All Other Fees for 2003 represent amounts billed by PwC for the transition of the audit function from PwC to Grant Thornton, and a review of PwC work papers relating to terminated negotiations for a proposed business combination.

All fees paid by the Company to the Company’s independent auditors were approved by the Audit Committee in advance of the services being performed by such auditors.

Technology Solutions Company

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

TECHNOLOGY SOLUTIONS COMPANY

CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

All other schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Technology Solutions Company

We have audited the accompanying consolidated balance sheets of Technology Solutions Company and Subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Technology Solutions Company and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Grant Thornton LLP

Chicago, Illinois
January 28, 2005

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Technology Solutions Company

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15 (a)(1) present fairly, in all material respects, the results of operations, changes in stockholders’ equity and comprehensive income and cash flows of Technology Solutions Company and its subsidiaries for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Chicago, Illinois
January 29, 2003, except for Note 22 which is as of February 4, 2003 (not included herein)

Technology Solutions Company

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,032	$41,104
Marketable securities held in trust	—	6,712
Receivables, less allowance for doubtful receivables of $73 and $239	6,182	5,802
Other current assets	708	696

Total current assets	36,922	54,314
COMPUTERS, FURNITURE AND EQUIPMENT, NET	509	201
GOODWILL	7,884	—
INTANGIBLE ASSETS, NET	2,090	—
LONG-TERM RECEIVABLES AND OTHER	5,679	5,654

Total assets	$53,084	$60,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$960	$330
Line of credit	649	—
Accrued compensation and related costs	4,987	3,575
Deferred compensation	—	6,712
Restructuring accruals	696	2,417
Other current liabilities	3,998	2,744

Total current liabilities	11,290	15,778

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; shares authorized — 10,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized — 100,000,000; shares issued — 50,533,970 and 44,695,788; shares outstanding 46,851,460 and 40,818,469	505	447
Capital in excess of par value	127,583	121,974
Accumulated deficit	(81,282)	(72,735)
Treasury stock, at cost, 3,682,510 and 3,877,319 shares	(5,217)	(5,525)
Accumulated other comprehensive income:
Cumulative translation adjustment	205	230

Total stockholders’ equity	41,794	44,391

Total liabilities and stockholders’ equity	$53,084	$60,169

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

Technology Solutions Company

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the years ended December 31,
	2004	2003	2002
REVENUES:
Revenues before reimbursements	$32,236	$40,937	$82,975
Reimbursements	4,289	4,703	9,393

	36,525	45,640	92,368

COSTS AND EXPENSES:
Project personnel	20,403	28,271	44,717
Other project expenses	6,266	5,135	12,053
Reimbursable expenses	4,289	4,703	9,393
Bad debt (credit) expense	(20)	1,532	1,591
Management and administrative support	14,690	14,478	20,079
Restructuring and other (credits) charges	(579)	5,211	(289)
Incentive compensation	789	—	3,843

	45,838	59,330	91,387

OPERATING (LOSS) INCOME	(9,313)	(13,690)	981

OTHER INCOME:
Net investment income	766	798	1,077

(LOSS) INCOME BEFORE INCOME TAXES	(8,547)	(12,892)	2,058

INCOME TAX PROVISION	—	16,611	828

NET (LOSS) INCOME	$(8,547)	$(29,503)	$1,230

BASIC NET (LOSS) EARNINGS PER COMMON SHARE	$(0.21)	$(0.73)	$0.03

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	40,873	40,596	41,860

DILUTED NET (LOSS) EARNINGS PER COMMON SHARE	$(0.21)	$(0.73)	$0.03

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	40,873	40,596	42,537

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

Technology Solutions Company

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the years ended December 31, 2004, 2003 and 2002 — (In thousands, except share data)

						Accumulated
			Capital in			Other
	Common Stock Issued		Excess of	Accumulated	Treasury	Comprehensive		Comprehensive
	Shares	Amount	Par Value	Deficit	Stock	(Loss) Income	Total	(Loss) Income
Balance as of December 31, 2001	44,695,788	$447	$122,612	$(44,462)	$(2,359)	$(116)	$76,122	$(8,865)

Purchase of 3,476,700 shares for treasury	—	—	—	—	(4,691)	—	(4,691)
Sale of 228,725 treasury shares through exercise of stock options	—	—	(50)	—	404	—	354
Sale of 497,452 treasury shares through employee stock purchase plan	—	—	(280)	—	793	—	513
Change in net unrealized holding loss on available-for-sale securities	—	—	—	—	—	29	29	$29
Net income	—	—	—	1,230	—	—	1,230	1,230
Translation adjustment	—	—	—	—	—	(65)	(65)	(65)

Balance as of December 31, 2002	44,695,788	447	122,282	(43,232)	(5,853)	(152)	73,492	$1,194

Purchase of 277,000 shares for treasury	—	—	—	—	(286)	—	(286)
Sale of 174,753 treasury shares through exercise of stock options	—	—	(165)	—	250	—	85
Sale of 255,575 treasury shares through employee stock purchase plan	—	—	(143)	—	364	—	221
Change in net unrealized holding loss on available-for-sale securities	—	—	—	—	—	119	119	$119
Net loss	—	—	—	(29,503)	—	—	(29,503)	(29,503)
Translation adjustment	—	—	—	—	—	263	263	263

Balance as of December 31, 2003	44,695,788	$447	$121,974	$(72,735)	$(5,525)	$230	$44,391	$(29,121)

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

Technology Solutions Company

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(CONTINUED)
For the years ended December 31, 2004, 2003 and 2002 — (In thousands, except share data)

						Accumulated
			Capital in			Other
	Common Stock Issued		Excess of	Accumulated	Treasury	Comprehensive		Comprehensive
	Shares	Amount	Par Value	Deficit	Stock	Income	Total	Loss
Balance as of December 31, 2003	44,695,788	$447	$121,974	$(72,735)	$(5,525)	$230	$44,391	$(29,121)

Stock issued in connection with the acquisition of Zamba Corporation	5,838,182	58	5,079	—	—	—	5,137
Issuance of options and warrants to Zamba option and warrant holders in connection with the acquisition of Zamba Corporation	—	—	737	—	—	—	737
Purchase of 75,500 shares for treasury	—	—	—	—	(76)	—	(76)
Sale of 103,913 treasury shares through exercise of stock options	—	—	(106)	—	148	—	42
Sale of 166,396 treasury shares through employee stock purchase plan	—	—	(101)	—	236	—	135
Net loss	—	—	—	(8,547)	—	—	(8,547)	$(8,547)
Translation adjustment	—	—	—	—	—	(25)	(25)	(25)

Balance as of December 31, 2004	50,533,970	$505	$127,583	$(81,282)	$(5,217)	$205	$41,794	$(8,572)

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

Technology Solutions Company

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(8,547)	$(29,503)	$1,230
Restructuring and other (credits) charges	(579)	5,211	(289)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	438	533	1,179
(Credit) provision for receivable valuation allowances and reserves for possible losses, net of recoveries	(20)	1,532	1,591
Gain on sale of investments	—	(9)	—
Loss on disposal of fixed assets	5	26	425
Deferred income taxes	—	16,543	(17)

Changes in assets and liabilities:
Receivables	534	6,174	6,942
Sales of trading securities related to deferred compensation plan	6,712	23	1,543
Other current assets	(887)	108	219
Accounts payable	481	(780)	(629)
Accrued compensation and related costs	556	(5,547)	(5,899)
Deferred compensation liability	(6,712)	(23)	(1,543)
Restructuring accruals	(1,142)	(3,224)	(1,741)
Other current liabilities	(261)	586	(1,984)
Other assets	7	400	171

Net cash (used in) provided by operating activities	(9,415)	(7,950)	1,198

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from available-for-sale securities	—	1,801	—
Capital expenditures	(634)	(61)	(445)
Net assets of acquired businesses, net of cash	(1,099)	—	—

Net cash (used in) provided by investing activities	(1,733)	1,740	(445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	42	83	323
Proceeds from employee stock purchase plan	135	221	496
Purchase of Company stock for treasury	(76)	(286)	(4,691)

Net cash provided by (used in) financing activities	101	18	(3,872)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(25)	292	8

DECREASE IN CASH AND CASH EQUIVALENTS	(11,072)	(5,900)	(3,111)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,104	47,004	50,115

CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,032	$41,104	$47,004

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

NOTE 1 — THE COMPANY

Delivering business benefits through the application of information technology (“IT”), Technology Solutions Company (“TSC”) is a consulting company committed to helping clients in Manufacturing, Healthcare, Consumer and Retail, and Financial Services. TSC focuses on IT Strategy, Planning and Process Transformation; Enterprise Application Services; Customer Relationship Management; Business Technology; Extended Support; Compliance; and Process Adaptation & Training. TSC’s clients are primarily located throughout the United States.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION — The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions have been eliminated.

REVENUE RECOGNITION — The Company derives its revenues from a variety of information technology services, including systems integration, packaged software integration and implementation services, programming, training and extended support services. The Company’s services are contracted on either a time and materials basis or a fixed price basis. For our time and materials contracts, the Company recognizes revenues as work is performed, primarily based on hourly billing rates. For our fixed price contracts, the Company recognizes revenues using the percentage-of-completion method, which is based on the percentage of work performed in the period compared to the total estimated work to be performed over the entire contract. Revenues are subject to revision as the contract progresses to completion. Any revisions in the estimate are charged to operations in the period in which the facts that give rise to the revision become known. Contracts are performed in phases. Losses on contracts, if any, are reserved in full when determined. Contract losses are determined by the amount by which the estimated cost of the contract exceeds the estimated total revenues that will be generated by the contract. Extended support revenues are recognized as services are rendered.

CASH AND CASH EQUIVALENTS — The Company considers all highly liquid investments readily convertible into cash (with original maturities of three months or less) to be cash equivalents. These short-term investments are carried at cost plus accrued interest, which approximates market.

MARKETABLE SECURITIES HELD IN TRUST — The Company’s marketable securities held in trust consisted of trading securities. These investments, which were related to the executive deferred compensation plan (see Note 12), were classified as trading securities, with unrealized gains and losses included in the Company’s consolidated statements of operations. Realized gains or losses were determined on the specific identification method.

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GOODWILL AND INTANGIBLE ASSETS — The Company accounts for Goodwill and Intangible Assets in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Intangible assets continue to be amortized over their estimated useful lives.

SFAS No. 142 requires that goodwill be evaluated for impairment annually or if an event occurs or if circumstances change that may reduce the fair value of the acquisition below its book value. The impairment test is conducted (based on the revenues derived from the acquired entity) utilizing a “fair value” methodology. The Company evaluates the fair value of its acquisitions utilizing various valuation techniques including discounted cash flow analysis. This implied fair value is compared to the carrying amount of the goodwill for the individual acquisition. If the fair value is less, the Company would then recognize an impairment loss. In addition, the Company evaluates the intangible assets with definite lives to determine whether adjustment to these amounts or estimated useful lives are required based on current events and circumstances.

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EARNINGS (LOSS) PER COMMON SHARE — The Company discloses basic and diluted earnings (loss) per share in the consolidated statements of operations under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period presented, plus the dilutive effect of common equivalent shares arising from the assumed exercise of stock options using the treasury stock method. Common equivalent shares of 813,897 and 1,152,449 were not included in the diluted loss per share calculation as they were antidilutive for 2004 and 2003, respectively. Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period presented.

			Reconciliation of Basic and Diluted (Loss) Earnings Per Share

	2004			2003			2002
		Shares	Per		Shares	Per		Shares	Per
		(In	Common		(In	Common	Net	(In	Common
	Net Loss	thousands)	Share	Net Loss	thousands)	Share	Income	thousands)	Share
Basic (Loss) Earnings Per Common Share	$(8,547)	40,873	$(0.21)	$(29,503)	40,596	$(0.73)	$1,230	41,860	$0.03

Effect of Stock Options	—	—		—	—		—	677

Diluted (Loss) Earnings Per Common Share	$(8,547)	40,873	$(0.21)	$(29,503)	40,596	$(0.73)	$1,230	42,537	$0.03

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

FAIR VALUE OF FINANCIAL INSTRUMENTS — The carrying values of current assets, including marketable securities held in trust, liabilities and long-term receivables approximated their fair values at December 31, 2004 and 2003, respectively.

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

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect of net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation. The following table also provides the amount of Stock-Based compensation cost included in net income (loss) as reported.

	For the Years Ended December 31,
	2004	2003	2002
Net (loss) income:
As reported	$(8,547)	$(29,503)	$1,230

Less: Stock-based compensation expense determined under fair value method for all awards, net of related taxes (as applicable)	(1,829)	(1,976)	(2,125)

Pro forma	$(10,376)	$(31,479)	$(895)

Basic net (loss) earnings per common share:
As reported	$(0.21)	$(0.73)	$0.03
Pro forma	$(0.25)	$(0.78)	$(0.02)

Diluted net (loss) earnings per common share:
As reported	$(0.21)	$(0.73)	$0.03
Pro forma	$(0.25)	$(0.78)	$(0.02)

NEW ACCOUNTING STANDARDS — In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision to SFAS No. 123. SFAS No. 123R will, with certain exceptions, require entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurements of that cost will be based on the fair value of the equity or liability instruments issued. SFAS No. 123R will be effective for the Company starting with the quarter ended September 30, 2005. While the Company is currently evaluating the impact of the adoption of SFAS No. 123R, we believe the impact will be material to our results of operations as shown in our current disclosure above.

INCOME TAXES — The Company uses an asset and liability approach, as required under SFAS No. 109 “Accounting for Income Taxes,” for financial accounting and reporting of income taxes. Deferred income taxes are provided using currently enacted tax rates when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. The Company does not provide U.S. deferred income taxes on earnings of foreign subsidiaries that are expected to be indefinitely reinvested. Judgment is required in determining its provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. A valuation allowance is provided for deferred tax assets whenever it is more likely than not that future tax benefits will not be realized. During 2003, a valuation allowance was recorded for the entire net deferred tax asset (see Note 11). If the realization of the deferred tax assets in future periods is considered more likely than not, an adjustment to the deferred tax asset would increase net income in the period such

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determination is made. The amount of deferred tax assets considered realizable is based on significant estimates. Changes in these estimates could materially affect the Company’s financial condition and results of operations in future periods.

EMPLOYEE BENEFIT PLAN — The Company has a 401(k) Savings Plan (the “ 401(k) Plan”). The 401(k) Plan allows employees to contribute up to 15 percent of their annual compensation, subject to Internal Revenue Service statutory limitations. Company contributions to the 401(k) Plan are discretionary. The Company contributed $250, $488 and $1,142 to the 401(k) Plan in the years ended December 31, 2004, 2003 and 2002, respectively.

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

NOTE 3 — BUSINESS COMBINATIONS

During the year ended December 31, 2004, the Company acquired two businesses in separate transactions. The acquisitions were as follows:

Proceed North America, LLC — On October 5, 2004, the Company entered into an asset purchase agreement whereby it acquired the business of Proceed North America LLC (“Proceed”). Proceed is an SAP® Services Partner and serves as the primary implementation partner for SAP® Packaged Services in the U.S. Under the terms of the acquisition, the Company paid $500 in cash during 2004 and will make additional cash payments of $250 each in January and April 2005. These amounts are accrued on the balance sheet as of December 31, 2004 under Other Current Liabilities. In addition, the Company agreed to make three additional cash payments to Proceed of up to $500 each (for a maximum contingent payment total of $1,500) payable in February 2006, 2007 and 2008, respectively, contingent on certain conditions. Based upon a purchase price allocation analysis performed by an independent outside appraisal firm, intangible assets of $410, related to agreements not to compete and other business agreements were recorded, as well as $587 of goodwill. The intangible assets of $410 are being amortized on a straight-line basis based on the estimated useful lives of 4 to 10 years.

Zamba Corporation — On August 6, 2004, the Company entered into a definitive merger agreement with Zamba Corporation (“Zamba”), whereby the Company would acquire Zamba. Zamba is a customer relationship management (“CRM”) services company. The Company believes that CRM services are a complimentary offering to the Company’s service offerings.

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The merger was approved by Zamba shareholders on December 29, 2004 and it became effective December 31, 2004.

The aggregate purchase price was $6,811, including $5,137 of the Company’s common stock, $737 for the exchange of options and warrants to purchase shares of Zamba Common Stock for options and warrants to purchase share of TSC common stock, and $937 of transaction related costs. The value of the Company’s common shares issued was determined based on the average market price of the Company’s common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced. The value of the Company’s options and warrants exchanged was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Options	Warrants
Expected volatility	79.0%	60.3%
Risk-free interest rates	3.4%	2.9%
Expected lives	4 years	1.4 years

The Company has not paid and does not anticipate paying dividends; therefore, the expected dividend yield is assumed to be zero.

Under the terms of the acquisition, Zamba shareholders received 0.15 shares of the Company’s Common Stock for each share of Zamba Common Stock which they held as of the effective date of the merger. Accordingly, the Company issued 5,838,182 registered shares of Common Stock to Zamba shareholders. In addition, as more fully described in Note 15, (1) each outstanding Zamba option to purchase shares of Zamba Common Stock became an option to purchase shares of TSC Common Stock and (2) each outstanding warrant to purchase shares on Zamba Common Stock (on the effective date of the merger) became a warrant to purchase shares of TSC Common Stock, on generally the same terms and conditions that applied before the merger.

Based upon a purchase price allocation analysis performed by an independent outside appraisal firm, intangible assets of $1,698, related to customer relationships and backlog, and $7,297 of goodwill have been recorded. The intangible assets of $1,698 are being amortized on a straight-line basis based on the estimated useful lives of 1 to 2 years. In addition, the Company acquired $135 of cash as part of this acquisition.

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of December 31, 2004 in connection with the Zamba acquisition:

Current assets	$1,221
Computers, furniture and equipment	99
Other assets	31
Intangible assets	1,698
Goodwill	7,297

Total asset acquired	10,346

Accounts payable	(158)
Line of credit	(649)
Accrued liabilities	(2,728)

Total liabilities assumed	(3,535)

Net assets acquired	$6,811

The acquisitions of Proceed and Zamba have been accounted for using the purchase method of accounting. Accordingly, the results of the acquisitions for Proceed are included in the Company’s consolidated results of operations from the date of the acquisition, October 5, 2004. Because the acquisition of Zamba became effective on December 31, 2004, no results of operations for Zamba are included in the Company’s results of operations. For each acquisition, the excess of purchase price over the estimated fair value of the net identifiable assets acquired has been recorded as goodwill and/or intangible assets. The pro forma impact of these acquisitions completed in 2004 was not significant to the Company’s consolidated operations for the year ended December 31, 2004.

NOTE 4 — MARKETABLE SECURITIES HELD IN TRUST

Marketable securities held in trust were reported at fair value. The marketable securities held in trust, classified as trading securities, consisted of securities related to the Company’s executive deferred compensation plan of $6,712 as of December 31, 2003. In February 2004, the Company terminated the deferred compensation plan (see Note 12) and, accordingly, the balance as of December 31, 2004 was zero. The Company recognized gains of $243, $1,618 and $138 and losses of $22, $164 and $1,139 based on the specific identification method in its statements of operations for the years ended December 31, 2004, 2003 and 2002, respectively, related to the trading securities. Since the trading securities were related to the Company’s executive deferred compensation plan, a corresponding charge or credit to earnings was included in the consolidated statements of operations recognizing the change in the liability for the deferred compensation plan.

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — RECEIVABLES

Receivables consisted of the following:

	December 31,	December 31,
	2004	2003
Amounts billed to clients	$4,981	$4,771
Contracts in process	1,274	1,270

	6,255	6,041
Allowance for doubtful receivables	(73)	(239)

	$6,182	$5,802

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

Changes in the Company’s allowance for doubtful receivables were as follows:

	December 31,	December 31,
	2004	2003
Beginning balance	$239	$2,377
Bad debt (credit) expense	(20)	1,532
Accounts written off	(249)	(2,439)
Recoveries	78	428
Business combination	25	—
Reclassification	—	(1,659)

	$73	$239

Reclassification represented an allowance for doubtful receivables that relate to Long-Term Receivables and Other and, accordingly, was reclassified to Long-Term Receivables and Other (see Note 9).

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — COMPUTERS, FURNITURE AND EQUIPMENT

Computers, furniture and equipment consisted of the following:

	December 31,	December 31,
	2004	2003
Computers	$7,311	$6,921
Furniture and equipment	3,013	2,830

	10,324	9,751
Accumulated depreciation	(9,815)	(9,550)

	$509	$201

Depreciation and amortization expense was $420, $533 and $1,179 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 7 — GOODWILL

The change in the carrying amounts of goodwill for the years ended December 31, 2004 and 2003 were follows:

Balance as of December 31, 2003	$—
Business combinations	7,884

Balance as of December 31, 2004	$7,884

NOTE 8 — INTANGIBLE ASSETS, NET

As of December 31, 2004, the Company’s acquired intangible assets with definitive lives were as follows:

	Gross			Amortization
Amortized	Carrying	Accumulated	Net Carrying	Period in
Intangible Assets	Amount	Amortization	Amount	Years
Customer related	$1,698	$—	$1,698	1-2
Non-compete agreements	210	(13)	197	4
Other agreements	200	(5)	195	10

Total	$2,108	$(18)	$2,090

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the estimated annual pretax amortization expense for these assets:

Calendar Year
2005	$1,023
2006	820
2007	73
2008	59
2009	20
Thereafter	95

$2,090

NOTE 9 — LONG-TERM RECEIVABLES AND OTHER

Long-term receivables and other consisted of the following:

	December 31,	December 31,
	2004	2003
Loan receivable	$3,545	$3,550
Customer receivables, net of an allowance of $3,659 at December 31, 2004 and 2003	2,016	2,016
Other	118	88

	$5,679	$5,654

The loan receivable of $3,545 fully matures on February 25, 2008 and bears interest at 8 percent per annum, which is paid semi-annually. In connection with this loan receivable, the Company paid $200 and received a warrant to purchase up to 94,563 shares of common stock. The warrant is considered a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” therefore changes in fair market value were reported in the Company’s results of operations. The warrant will expire on June 30, 2008 and was valued at zero as of December 31, 2004 and 2003. The net customer receivables of $2,016 as of December 31, 2004 and 2003, relate to amounts that are currently in litigation.

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — LINE OF CREDIT

In connection with the acquisition of Zamba, the Company acquired a liability for the amounts due under an Accounts Receivable Purchase Agreement between Zamba and Silicon Valley Bank (“the agreement”). The agreement entitled Zamba to borrow up to $2.0 million based on 80 percent of eligible assets, and is secured by virtually all of Zamba’s assets. Borrowings under the agreement bear interest at a monthly rate of 1 percent of the average daily balance outstanding during the period. The agreement expires on July 29, 2005. However, both parties had the right to terminate the agreement at any time. The balance was paid in full by the Company on January 7, 2005 and the agreement has been terminated.

NOTE 11 — INCOME TAXES

The provision for income taxes consisted of the following:

	For the years ended December 31,
	2004	2003	2002
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	75	648

Total current	—	75	648

Deferred:
Federal	(2,779)	13,360	141
State	(661)	3,176	39
Foreign	—	—	—
Valuation allowance	3,440	—	—

Total deferred	—	16,536	180

Provision for income taxes	$—	$16,611	$828

Total income tax provision differed from the amount computed by applying the federal statutory income tax rate to the loss due to the following:

	For the years ended December 31,
	2004	2003	2002
Federal tax (benefit) provision at statutory rate	$(2,992)	$(4,512)	$720
State tax (benefit) provision, net of Federal (benefit) provision	(500)	(643)	22
Effect of foreign tax rate differences	—	(16)	29
Nontaxable investment income	—	(16)	(47)
Other	52	55	104
Valuation allowance	3,440	21,743	—

Income tax provision	$—	$16,611	$828

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total income tax was allocated as follows:

	For the years ended December 31,
	2004	2003	2002
Income tax provision from operations	$—	$16,611	$828
Items charged directly to stockholders’ equity	—	(1)	(48)

Total income tax	$—	$16,610	$780

Deferred tax assets and liabilities were comprised of the following:

	For the Years Ended December 31,
	2004	2003
Deferred tax assets:
Deferred compensation and bonuses	$317	$2,690
Net operating losses and credits	20,693	13,883
Net operating loss resulting from exercise of former subsidiary stock options	7,269	7,269
Deferred income taxes due to former subsidiary	(6,210)	(6,210)
Receivable valuation allowances and reserves for possible losses	1,285	1,363
Legal and other accruals	1,250	1,478
Depreciation	474	551
Restructuring and other charges	278	895
Valuation allowance	(25,183)	(21,743)

Total deferred tax assets	173	176

Deferred tax liabilities:
Other	(173)	(176)

Total deferred tax liabilities	(173)	(176)

Net deferred tax asset	$—	$—

During 2003, the Company established a valuation allowance for the entire deferred tax asset as a result of the uncertainties regarding the realization of the asset including: operating losses incurred and reported during 2000 and 2001; restructuring and other charges as a result of organizational changes announced in June 2003 (see Note 22); losses during the last three quarters of 2003; and the uncertainty of the timing and amount of taxable income. The total federal net operating loss carryforwards amount to approximately $65,000 and expire in 2020 through 2024.

On February 15, 2000, TSC distributed the common stock of eLoyalty Corporation (“eLoyalty”) owned by the Company to the Company’s stockholders (the “Spin-Off”). eLoyalty operated within the Company prior to the Spin-Off and is now a separate, publicly traded company. In connection with the eLoyalty Spin-Off, TSC option holders (excluding eLoyalty employees and

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

directors who were not also directors of TSC) had each of their options granted prior to June 22, 1999 converted into one adjusted TSC option and one eLoyalty option. When a Company employee exercises an eLoyalty option, the employee may recognize taxable income (the “Option Deduction”). The Company obtained a ruling from the Internal Revenue Service (IRS) which provides that the Company is entitled to deduct the Option Deduction on its Federal Income Tax return. The net operating loss resulting from the exercise of former subsidiary stock options represents the future tax benefit attributable to this Option Deduction. As part of the Spin-Off, the Company entered into a Tax Sharing and Disaffiliation Agreement (the “Agreement”) with eLoyalty Corporation. Under the terms of the Agreement, the Company agreed to reimburse eLoyalty for certain tax benefits attributable to this deduction when and if the actual tax benefit is realized by the Company. As a result of the valuation allowance established in 2003, this amount has been offset against the deferred tax assets.

Income (loss) before income taxes consisted of the following:

	For the years ended December 31,
	2004	2003	2002
United States	$(8,515)	$(13,152)	$290
Foreign	(32)	260	1,768

Total	$(8,547)	$(12,892)	$2,058

No income taxes were paid during the year ended December 31, 2004. Income taxes paid during the years ended December 31, 2003 and 2002 were $64 and $1,227, respectively.

NOTE 12 — EXECUTIVE DEFERRED COMPENSATION PLAN

Effective July 1, 1995, the Company instituted a nonqualified executive deferred compensation plan. All Company executives (defined as Vice Presidential level and above) were eligible to participate in this voluntary program, which permitted participants to elect to defer receipt of a portion of their compensation. Deferred contributions and investment earnings were payable to participants upon various specified events, including retirement, disability or termination. Investment earnings (or losses) were credited to the participants’ accounts based on investment allocation elections determined by the participants. The Company did not guarantee these investments or earnings thereon. The accompanying consolidated balance sheets included the deferred compensation liability, including investment earnings thereon, owed to participants. The accompanying consolidated balance sheets also included the investments, classified as trading securities, purchased by the Company with the deferred funds. These investments were assets of the Company and were available to the general creditors of the Company in the event of the Company’s insolvency. The plan terminated in February 2004 and all funds were distributed to participants.

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 — EMPLOYEE STOCK PURCHASE PLAN

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

Shares are purchased for the benefit of the participants at the end of each three month purchase period. The number of shares of the Company’s Common Stock purchased under the Stock Purchase Plan during the years ended December 31, 2004, 2003 and 2002 were 166,396; 255,575; and 497,452, respectively. As of December 31, 2004 and 2003, there were 358,963 and 525,359 shares available for purchase under the Stock Purchase Plan, respectively.

NOTE 14 — CAPITAL STOCK

The Company has a stock repurchase program, which allows for share repurchases of up to 11,525,327 shares of outstanding Company common stock (the “Repurchase Program”). During the years ended December 31, 2004, 2003 and 2002, the Company repurchased 75,500 shares for $76; 277,000 shares for $286; and 3,476,700 shares for $4,691, respectively, under the Repurchase Program. We repurchased an aggregate total of 6,838,127 shares. As of December 31, 2004, there were 4,687,200 shares available to be purchased under the Repurchase Program.

The timing and size of any future stock repurchases are subject to market conditions, stock prices, cash position and other cash requirements. Such repurchases are intended, among other things, to cover issuance of stock under the Company’s employee stock purchase plan and stock option plans.

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 — STOCK OPTIONS AND WARRANTS

On September 26, 1996, the Company’s stockholders approved the Technology Solutions Company 1996 Stock Incentive Plan (the “1996 Plan”). The 1996 Plan replaced each of the Technology Solutions Company’s Stock Option Plan (the “Original Plan”), the Technology Solutions Company 1992 Stock Incentive Plan (the “1992 Plan”) and the Technology Solutions Company 1993 Outside Directors Stock Option Plan (the “1993 Plan” and together with the Original Plan and the 1992 Plan, the “Predecessor Plans”). No awards may be made under the Predecessor Plans. Previous awards made under the Predecessor Plans are not affected. Shares subject to awards made under any of the Predecessor Plans will be available under the 1996 Plan, under certain circumstances, to the extent that such shares are not issued or delivered in connection with such awards.

The 1996 Plan authorizes and the Predecessor Plans authorized the grant of a variety of stock options and other awards if authorized by the Company’s Board of Directors at prices not less than the fair market value at the date of grant. Options granted under the Predecessor Plans are generally exercisable beginning one year after the date of grant and are fully exercisable in three to four years from date of grant. Options granted under the 1996 Plan are generally exercisable beginning twelve months after date of grant and are fully exercisable within thirty-six months from date of grant. There were 974,268 and 3,281,173 options available for grant under the 1996 Plan as of December 31, 2004 and 2003, respectively.

On December 31, 2004, the company acquired Zamba Corporation (“Zamba”) (see Note 3). Under the terms of the acquisition, each outstanding option to purchase shares of Zamba common stock became an option to purchase shares of TSC’s common stock on generally the same terms and conditions that applied before the merger. The number of shares of TSC common stock subject to each such stock option equals the number of shares of Zamba common stock subject to the stock option immediately prior to the merger multiplied by 0.15, rounded down to the nearest whole share. The per share exercise price of each such stock option is equal to the per share exercise price immediately prior to the merger divided by 0.15, rounded up to the nearest whole cent.

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

If the Company was to recognize compensation expense over the relevant service period under the fair-value method of SFAS No. 123 with respect to stock options granted and employee stock purchases for 2004, 2003 and 2002 and all prior periods, net earnings would have decreased, resulting in pro forma net losses and losses per share as presented on the following page:

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,
	2004	2003	2002
Net (loss) income:
As reported	$(8,547)	$(29,503)	$1,230
Less: Stock-based compensation expense determined under fair value method for all awards, net of related taxes (as applicable)	(1,829)	(1,976)	(2,125)

Pro forma	$(10,376)	$(31,479)	$(895)

Basic net (loss) earnings per common share:
As reported	$(0.21)	$(0.73)	$0.03
Pro forma	$(0.25)	$(0.78)	$(0.02)

Diluted net (loss) earnings per common share:
As reported	$(0.21)	$(0.73)	$0.03
Pro forma	$(0.25)	$(0.78)	$(0.02)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2004	2003	2002
Expected volatility	92.7%	95.5%	95.3%
Risk-free interest rates	3.5%	3.2%	4.1%
Expected lives	4.5 years	4.5 years	4.5 years

The Company has not paid and does not anticipate paying dividends; therefore, the expected dividend yield is assumed to be zero.

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s option plans is presented below:

	For the Years Ended December 31,
		2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	2004	Prices	2003	Prices	2002	Prices
Outstanding at beginning of year	9,743,810	$1.57	10,391,270	$2.25	10,167,463	$2.42
Granted	2,771,000	$0.96	4,876,500	$1.01	2,038,500	$1.69
Exercised	(103,913)	$0.39	(174,753)	$0.47	(228,725)	$1.41
Forfeited	(464,095)	$1.79	(5,349,207)	$2.42	(1,585,968)	$2.74
Options from the acquisition of Zamba	1,540,512	$1.85	—		—

Outstanding at end of year	13,487,314	$1.48	9,743,810	$1.57	10,391,270	$2.25

Exercisable at end of year	7,870,043	$1.83	4,929,208	$2.06	7,920,227	$2.29

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-average grant date fair value of options granted during the year:

For the Years Ended December 31,
2004	2003	2002
$0.67	$0.72	$1.21

The following summarizes information about options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices	Options	Life	Prices	Options	Prices
$0.01-$ 0.50	1,136,401	7 years	$0.40	1,136,401	$0.40
$0.51-$ 1.00	6,754,997	9 years	$0.95	2,510,142	$0.99
$1.01-$ 1.50	3,140,932	7 years	$1.29	1,787,083	$1.40
$1.51-$ 2.00	1,007,638	7 years	$1.89	994,196	$1.89
$2.01-$ 3.00	245,650	5 years	$2.28	243,900	$2.28
$3.01-$ 4.00	416,508	7 years	$3.52	416,508	$3.52
$4.01-$ 5.00	26,100	6 years	$4.66	23,756	$4.66
$5.01-$ 6.00	679,257	5 years	$5.38	679,256	$5.38
$6.01-$121.00	79,831	3 years	$16.50	78,801	$16.60

	13,487,314	8 years	$1.48	7,870,043	$1.83

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with our acquisition of Zamba, each outstanding warrant to purchase shares of Zamba common stock became a warrant to purchase shares of TSC’s common stock on generally the same terms and conditions that applied before the merger. The number of shares of TSC common stock subject to each such warrant is equal to the number of shares of Zamba common stock subject to warrant immediately prior to the merger, multiplied by 0.15, rounded down to the nearest whole share. The per share exercise price of each such warrant is equal to the per share exercise price immediately prior to the merger divided by 0.15, rounded up to the nearest whole cent. A summary of the warrants outstanding at December 31, 2004 were as follows:

		Number of	Exercise
Date Warrants	Date Warrants	Warrants	Price of
Issued	Expire	Issued	Warrants
June 29, 2001	June 29, 2005	176,470	$7.09
February 21, 2002	February 21, 2007	92,250	$4.07
February 1, 2002	February 1, 2007	59,503	$4.00
January 31, 2002	January 31, 2007	46,987	$4.00
February 27, 2001	February 27, 2006	5,250	$18.67
August 2, 2001	August 2, 2006	5,250	$5.74
December 31, 2001	December 31, 2006	3,000	$3.40

Total		388,710

Except for the warrants shown above, no other warrants for the purchase of TSC common stock were outstanding as of December 31, 2004 and 2003.

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 — BUSINESS SEGMENTS

TSC currently operates within one reportable business segment. The following is revenue and long-lived asset information by geographic area:

For and as of the year	United	Foreign
ended December 31, 2004	States	Subsidiaries	Total
Revenues	$36,525	$—	$36,525
Identifiable assets	$52,163	$184	$52,347

For and as of the year	United	Foreign
ended December 31, 2003	States	Subsidiaries	Total
Revenues	$45,122	$518	$45,640
Identifiable assets	$58,807	$1,362	$60,169

For and as of the year	United	Foreign
ended December 31, 2002	States	Subsidiaries	Total
Revenues	$88,663	$3,705	$92,368
Identifiable assets	$97,991	$1,253	$99,244

Foreign revenues and identifiable assets are based on the country in which the legal subsidiary is domiciled. No single foreign country’s revenues or identifiable assets were material to the consolidated revenues or identifiable assets of the Company.

NOTE 17 — MAJOR CLIENTS

The Company’s largest client in 2004 accounted for 10 percent of revenues before reimbursements. In 2003, the two largest clients accounted for 15 percent and 11 percent of revenues before reimbursements, respectively. In 2002, the three largest clients accounted for 21 percent, 16 percent and 10 percent of revenues before reimbursements, respectively.

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18 — COMMITMENTS AND CONTINGENCIES

The Company leases various office facilities under operating leases expiring at various dates through July 31, 2007. Additionally, the Company leases various properties and office equipment under operating leases and has other commitments expiring at various dates. Rental expense for all operating leases and other commitments approximated $988, $1,597 and $2,983 for the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum rental commitments under non-cancelable operating leases and other commitments with terms in excess of one year are as follows:

Calendar Year	Amount
2005	$1,153
2006	796
2007	411
2008	1

Total	$2,361

The Company had no capital leases as of December 31, 2004 and 2003.

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

NOTE 19 — STOCKHOLDER RIGHTS PLAN

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

On April 25, 2002, the Rights Plan was amended to allow the State of Wisconsin Investment Board (“SWIB”) to acquire up to an aggregate total of 20 percent of the outstanding common stock of the Company without triggering a distribution of rights under the Rights Plan.

Under the terms of the Rights Plan, each share of the Company’s Common Stock has associated with it one Right. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, at an exercise price of $100 (subject to adjustment). The Rights become exercisable under certain circumstances following the announcement that any person has acquired 15 percent or more (20 percent in the case of SWIB) of the Company’s Common Stock or the announcement that any person has commenced a tender offer for 15 percent or more (20 percent in the case of SWIB) of the Company’s Common Stock.

In general, the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right at any time until ten days after any person has acquired 15 percent or more (20 percent in the case of SWIB) of the Company’s Common Stock. The Rights will expire on October 29, 2008, unless earlier redeemed by the Company or exchanged for other shares of the Company’s Common Stock.

Under specified conditions, each Right will entitle the holder to purchase the Company’s Common Stock (or if the Company is acquired in a merger or other business combination, common stock of the acquirer) at the exercise price having a current market value of two times the exercise price. The terms of the Rights may be amended by the Company’s Board of Directors.

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20 — COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) and related tax effects were as follows:

For the Year Ended	Before-Tax	Tax	Net-of-Tax
December 31, 2004	Amount	Expense	Amount
Cumulative translation adjustment	(25)	—	(25)

Other comprehensive loss	$(25)	$—	$(25)

For the Year Ended	Before-Tax	Tax	Net-of-Tax
December 31, 2003	Amount	Expense	Amount
Change in unrealized holding loss on available-for-sale securities:
Unrealized holding gains arising during the period	$189	$(61)	$128
Less: adjustment for gain realized in net loss	(9)	—	(9)

Net unrealized gain	180	(61)	119
Cumulative translation adjustment	263	—	263

Other comprehensive income (loss)	$443	$(61)	$382

For the Year Ended	Before-Tax	Tax	Net-of-Tax
December 31, 2002	Amount	Expense	Amount
Change in unrealized holding loss on available-for-sale securities:
Unrealized holding gains arising during the period	$45	$(16)	$29
Cumulative translation adjustment	(65)	—	(65)

Other comprehensive loss	$(20)	$(16)	$(36)

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 21 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	March 31,	June 30,	September 30,	December 31,
Quarter Ended	2004	2004	2004	2004
Revenues	$9,727	$8,724	$8,812	$9,262
Operating loss	$(1,266)	$(2,659)	$(2,874)	$(2,514)
Net loss	$(1,039)	$(2,571)	$(2,595)	$(2,342)

Basic net loss per common share	$(0.03)	$(0.06)	$(0.06)	$(0.06)
Diluted net loss per common share	$(0.03)	$(0.06)	$(0.06)	$(0.06)

	March 31,	June 30,	September 30,	December 31,
Quarter Ended	2003	2003	2003	2003
Revenues	$16,571	$10,940	$9,441	$8,688
Operating loss	$(83)	$(8,740)	$(2,338)	$(2,529)
Net income (loss)	$139	$(25,126)	$(2,092)	$(2,424)

Basic net earnings (loss) per common share	$0.00	$(0.62)	$(0.05)	$(0.06)
Diluted net earnings (loss) per common share	$0.00	$(0.62)	$(0.05)	$(0.06)

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 22 — OTHER EVENTS

RESTRUCTURING AND OTHER CHARGES — In the second quarter of 2003, the Company recorded $5,211 in restructuring and other charges as a result of organizational changes announced in June 2003. These charges consisted of the severance costs of professional personnel and executives, and office reductions as well as professional fees incurred in connection with terminated negotiations with a party that had expressed interest in acquiring the Company. As of December 31, 2004, there was an accrual balance of $696. The Company expects to utilize the balance by the third quarter of 2005. The following table provides the components of this charge.

Restructuring and Other		Cash	Non-cash	Balance as of
Charges – 2003	Charge	Payments(1)	Usage	Dec. 31, 2004
Severance costs (approximately 30 employees)	$3,917	$3,325	$33	$559
Office reductions	921	506	2	413
Professional fees	373	383	—	(10)

Total original charge	5,211	4,214	35	962
2004 adjustment	(266)	—	—	(266)

Total	$4,945	$4,214	$35	$696

(1)	Net cash payments totaling $1,127 were made during 2004.

In 2000, the Company recorded a pre-tax charge of $4,701 for the closure of its Latin American operations. Subsequently in 2000, the Company collected $400 of accounts receivable previously written-off and, as a result, the cumulative charge was reduced to $4,301. This charge was further reduced by $181 to $4,120 during the quarter ended March 31, 2004 as the Company completed the closure of its Latin America operations and, accordingly, no further payments are due. The following table provides the components of this charge.

		Cash(2)	Non-cash	Balance as of
Latin America Charge – 2000	Charge	Payments	Usage	Dec. 31, 2003
Severance costs (approximately 40 employees)	$1,785	$1,574	$—	$211
Other costs	—	30	—	(30)
Asset write-offs	2,916	—	2,916	—

Total original charge	4,701	1,604	2,916	181

Accounts receivable collections - 2000	(400)	(400)	—	—
2004 adjustment	(181)	—	—	(181)

Total	$4,120	$1,204	$2,916	$—

(2)	There were no cash payments made during 2004.

Technology Solutions Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 1999, the Company recorded $6,967 in restructuring and other charges associated with lease terminations, former executive severance costs, CourseNet Systems, Inc. acquisition costs and asset write-offs. On February 15, 2000, the Company distributed the common stock of eLoyalty Corporation (“eLoyalty”) owned by the Company to the Company’s stockholders (the “Spin-Off”). eLoyalty operated within the Company prior to the Spin-Off and is now a separate, publicly traded company. The Company determined that a portion of the lease terminations became unnecessary due to changes in TSC office usage by TSC and eLoyalty and also determined that the actual costs for these lease terminations would be less than previously anticipated and, as a result, the cumulative charge was reduced by $2,036 to $4,931 during 2000, 2001 and 2002 and by $132 to $4,799 during the quarter ended March 31, 2004. During the quarter ended June 30, 2004, the Company made the final payment on its remaining contractual lease obligation. Accordingly, as of December 31, 2004, no further payments are due on this charge. The following table provides the components of this charge.

Restructuring and Other		Cash(3)	Non-cash	Balance as of
Charges – 1999	Charge	Payments	Usage	Dec. 31, 2004
Lease terminations	$3,011	$725	$35	$2,251
Former executive severance costs	1,814	1,747	150	(83)
CourseNet Systems, Inc. acquisition costs	1,300	—	1,300	—
Asset write-offs	842	—	842	—

Total original charge	6,967	2,472	2,327	2,168

2000 adjustment	(404)	—	—	(404)
2001 adjustment	(1,488)	—	—	(1,488)
2002 adjustment	(144)	—	—	(144)
2004 adjustment	(132)	—	—	(132)

Total	$4,799	$2,472	$2,327	$—

(3)	Net cash payments totaling $15 were made during 2004.

NOTE 23 — RELATED PARTY

During 2004, 2003 and 2002, the Company provided services to Bausch & Lomb, Inc (B&L). The Company’s board member, John R. Purcell, and its former chairman, William H. Waltrip, also serve as directors for B&L. The services performed related to B&L’s global IT integration project and were awarded following a competitive bidding process. The amount of revenues recognized for such services during the years ended December 31, 2004, 2003 and 2002 represented 2 percent, 6 percent and 4 percent of the Company’s total revenues before reimbursements, respectively. There was no net accounts receivable balance from these services as of December 31, 2004. The net accounts receivable balance as of December 31, 2003 was $272.

Technology Solutions Company

Schedule II — Valuation and Qualifying Accounts

For the Year Ended December 31, 2002

(In thousands)

	Balance at				Balance at
Description of	beginning				end of
Allowance and Reserves	of year	Additions	Deductions		year
December 31, 2002
Allowance for doubtful receivables	$11,144	$1,591	$(10,358	)(1)	$2,377

(1)	Includes $2,000 of allowance for doubtful receivables that were reclassified to Long-Term Receivables and Other.

Technology Solutions Company

PART IV. (CONTINUED)

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

Item 15(a)(3) Exhibits

The following documents are filed herewith or incorporated by reference and made a part of this Report.

Exhibit #	Description of Document
3.1	Restated Certificate of Incorporation of Technology Solutions Company, filed as Exhibit 3(i) to TSC’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1998, file no. 0-19433, is hereby incorporated by reference.

3.2*	Bylaws for Technology Solutions Company.

4.1	Certificate of Designation of Series A Junior Participating Preferred Stock, filed as Exhibit 4.1 to TSC’s Annual Report on Form 10-K for the year ended December 31, 1999, file no. 0-19433, is hereby incorporated by reference.

4.2	Rights Agreement with ChaseMellon Shareholder Services, L.L.C., filed as Exhibit 4 to TSC’s Current Report on Form 8-K dated October 29, 1998, file no. 0-19433, is hereby incorporated by reference.

4.3	First Amendment to Rights agreement with ChaseMellon Shareholder Services, L.L.C., filed as Exhibit 4.3 to TSC’s Annual Report on Form 10-K for the year ended December 31, 1999, file no. 0-19433, is hereby incorporated by reference.

4.4	Second Amendment to Rights Agreement with Mellon Investor Services LLC, a New Jersey limited liability company (successor to ChaseMellon Shareholder Services, L.L.C.), filed as Exhibit 4.4 to TSC’s Current Report on Form 8-K dated April 26, 2002, file no. 0-19433, is hereby incorporated by reference.

10.01	Technology Solutions Company Original Option Plan, as amended, filed as Exhibit 10.02 to TSC’s Annual Report on Form 10-K for the fiscal year ended May 31, 1992, file no. 0-19433, is hereby incorporated by reference.

10.02	Technology Solutions Company 1992 Stock Incentive Plan, filed as Exhibit 10.03 to TSC’s Annual Report on Form 10-K for the fiscal year ended May 31, 1992, file no. 0-19433, is hereby incorporated by reference.

Technology Solutions Company

PART IV. (CONTINUED)

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

Item 15(a)(3) Exhibits (Continued)

10.03	1993 Outside Directors Stock Option Plan, as amended, filed as Exhibit 10.05 to TSC’s Annual Report on Form 10-K for the fiscal year ended May 31, 1994, file no. 0-19433, is hereby incorporated by reference.

10.04	Technology Solutions Company 1996 Stock Incentive Plan, as amended, filed as Exhibit 4.3 to TSC’s Registration Statement on Form S-8 filed July 16, 1997, file no. 333-31387, is hereby incorporated by reference.

10.05	Amendment Number One to the Technology Solutions Company 1996 Stock Incentive Plan, as amended, filed as Exhibit 10.01 to TSC’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, file no. 0-19433, is hereby incorporated by reference.

10.06	Retirement Agreement with Jack N. Hayden, filed as Exhibit 10.01 to TSC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, file no. 0-19433, is hereby incorporated by reference.

10.07	Retirement Agreement with William H. Waltrip, filed as Exhibit 10.02 to TSC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, file no. 0-19433, is hereby incorporated by reference.

10.08	Employment Agreement with Stephen B. Oresman, filed as Exhibit 10.03 to TSC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, file no. 0-19433, is hereby incorporated by reference.

10.09	Employment Agreement with Ard Geller, filed as Exhibit 10.16 to TSC’s Annual Report on Form 10-K for the year ended December 31, 2003, file no. 0-19433, is hereby incorporated by reference.

10.10	Employment Agreement with Michael R. Gorsage, filed as Exhibit 10.01 to TSC’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, file no. 0-19433, is hereby incorporated by reference.

10.11	Employment Agreement with Stephen B. Oresman, filed as Exhibit 10.02 to TSC’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, file no. 0-19433, is hereby incorporated by reference.

Technology Solutions Company

PART IV. (CONTINUED)

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

Item 15(a)(3) Exhibits (Continued)

10.12*	Retirement Agreement with Paul R. Peterson.

10.13*	Transition Agreement with Timothy P. Dimond.

10.14*	Employment Agreement with Sandor Grosz.

10.15*	Employment Agreement with Philip J. Downey.

10.16*	Summary of Compensation for Outside Directors.

21*	Subsidiaries of the Company.

23.1*	Consent of Grant Thornton LLP.

23.2*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

Exhibits 10.01 through 10.16 listed above are the management contracts and compensatory plans or arrangements required to be filed as exhibits hereto pursuant to the requirements of Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March 2005.

TECHNOLOGY SOLUTIONS COMPANY

By:	/s/ SANDOR GROSZ

Sandor Grosz
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the date indicated.

Signature

/s/ STEPHEN B. ORESMAN	(March 24, 2005)	Chairman and Director

Stephen B. Oresman

/s/ MICHAEL R. GORSAGE	(March 24, 2005)	President, Chief Executive

Michael R. Gorsage		Officer and Director

/s/ SANDOR GROSZ	(March 24, 2005)	Chief Financial Officer and

Sandor Grosz		Principal Accounting Officer

/s/ RAYMOND P. CALDIERO	(March 24, 2005)	Director

Raymond P. Caldiero

/s/ CARL F. DILL, JR.	(March 24, 2005)	Director

Carl F. Dill, Jr.

/s/ PAULA KRUGER	(March 24, 2005)	Director

Paula Kruger

/s/ GERALD LUTERMAN	(March 24, 2005)	Director

Gerald Luterman

/s/ JOHN R.PURCELL	(March 24, 2005)	Director

John R. Purcell

(Being the principal executive officer, the principal financial and accounting officer and all of the directors of Technology Solutions Company).