Form 10-Q
period 2005-03-31
TECHNOLOGY SOLUTIONS COMPANY
filed 2005-05-11
CIK 877645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission file number 0–19433

Technology Solutions Company

Incorporated in the State of Delaware
I.R.S. Employer Identification No. 36-3584201

205 North Michigan Avenue
Suite 1500
Chicago, Illinois 60601
(312) 228-4500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). Yes ☐ No ☑

As of May 4, 2005 there were outstanding 46,935,038 shares of TSC Common Stock, par value $.01.

TECHNOLOGY SOLUTIONS COMPANY
Index to Form 10-Q

Executive Officer Stock Option Agreement
Director Stock Option Agreement
CEO Certification
CFO Certification
Certification Pursuant to Section 1350
Certification Pursuant to Section 1350

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

TECHNOLOGY SOLUTIONS COMPANY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,122	$30,032
Receivables, less allowance for doubtful receivables of $73 and $73	7,376	6,182
Other current assets	317	708

Total current assets	31,815	36,922
COMPUTERS, FURNITURE AND EQUIPMENT, NET	384	509
GOODWILL	7,884	7,884
INTANGIBLE ASSETS, NET	1,834	2,090
LONG-TERM RECEIVABLES AND OTHER	5,648	5,679

Total assets	$47,565	$53,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,393	$960
Line of credit	—	649
Accrued compensation and related costs	4,804	4,987
Restructuring accruals	529	696
Other current liabilities	3,070	3,998

Total current liabilities	9,796	11,290

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; shares authorized — 10,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized — 100,000,000; shares issued — 50,533,970; shares outstanding 46,935,038 and 46,851,460	505	505
Capital in excess of par value	127,535	127,583
Stock based compensation	89	—
Accumulated deficit	(85,469)	(81,282)
Treasury stock, at cost, 3,598,932 and 3,682,510 shares	(5,099)	(5,217)
Accumulated other comprehensive income:
Cumulative translation adjustment	208	205

Total stockholders’ equity	37,769	41,794

Total liabilities and stockholders’ equity	$47,565	$53,084

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three
	Months Ended
	March 31,
	2005	2004
	(unaudited)
REVENUES:
Revenues before reimbursements	$9,828	$8,635
Reimbursements	1,240	1,092

	11,068	9,727

COSTS AND EXPENSES:
Project personnel	6,834	5,540
Other project expenses	2,471	1,454
Reimbursable expenses	1,240	1,092
Bad debt credit	—	(120)
Management and administrative support	4,641	3,378
Intangible asset amortization	256	—
Restructuring and other credits	—	(579)
Incentive compensation	—	228

	15,442	10,993

OPERATING LOSS	(4,374)	(1,266)

OTHER INCOME:
Net investment income	187	227

LOSS BEFORE INCOME TAXES	(4,187)	(1,039)

INCOME TAX PROVISION	—	—

NET LOSS	$(4,187)	$(1,039)

BASIC NET LOSS PER COMMON SHARE	$(0.09)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	46,855	40,819

DILUTED NET LOSS PER COMMON SHARE	$(0.09)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	46,855	40,819

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the
	Three Months Ended
	March 31,
	2005	2004
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,187)	$(1,039)
Restructuring and other credits	—	(579)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	381	107
Credit for receivable valuation allowances and reserves for possible losses	—	(120)
Non-cash stock compensation	89	—

Changes in assets and liabilities:
Receivables	(1,195)	(66)
Sales of trading securities related to deferred compensation plan	—	6,712
Other current assets	390	530
Accounts payable	435	(30)
Accrued compensation and related costs	(182)	(42)
Deferred compensation liability	—	(6,712)
Restructuring accruals	(166)	(481)
Other current liabilities	(908)	(225)
Other assets	31	17

Net cash used in operating activities	(5,312)	(1,928)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(367)

Net cash used in investing activities	—	(367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit	(649)	—
Proceeds from exercise of stock options	6	—
Proceeds from employee stock purchase plan	65	38

Net cash (used in) provided by financing activities	(578)	38

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(20)	(50)

DECREASE IN CASH AND CASH EQUIVALENTS	(5,910)	(2,307)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,032	41,104

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,122	$38,797

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(In thousands, except share and per share data)

NOTE 1 — BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Technology Solutions Company and its subsidiaries (“TSC” or the “Company”). The consolidated balance sheet as of March 31, 2005, the consolidated statements of operations for the three months ended March 31, 2005 and 2004 and the consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2005 and for all periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the United States Securities and Exchange Commission (“SEC”) on March 24, 2005.

NOTE 2 — THE COMPANY

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

NOTE 3 — NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision to SFAS No. 123. SFAS No. 123R will, with certain exceptions, require entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurements of that cost will be based on the fair value of the equity or liability instruments issued. In April 2005, the Securities and Exchange Commission (“SEC”) issued Release No. 33-8568 which amended the compliance date of SFAS No. 123R to be effective beginning with the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. SFAS No. 123R will be effective for the Company starting with the quarter ending March 31, 2006. While the Company is currently evaluating the impact of the adoption of SFAS No. 123R, we believe the impact will be material to our results of operations as shown in our current disclosure under SFAS No. 123 (see Note 4).

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

NOTE 4 — STOCK OPTIONS

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation costs for employee stock options are measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock. For options issued during the three months ended March 31, 2005 and 2004, no stock-based compensation is reflected in net loss in the accompanying consolidated statements of operations, as all such options had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock based compensation of $89 was recorded during the three months ended March 31, 2005 relating to an option grant that took place within a six month period prior to a cancellation.

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation.

	For the Three Months
	Ended March 31,
	2005	2004
Net loss:
As reported	$(4,187)	$(1,039)
Less: Stock-based compensation expense determined under fair value method for all awards, net of related taxes (as applicable)	(372)	(485)

Pro forma	$(4,559)	$(1,524)

Basic net loss per common share:
As reported	$(0.09)	$(0.03)
Pro forma	$(0.10)	$(0.04)
Diluted net loss per common share:
As reported	$(0.09)	$(0.03)
Pro forma	$(0.10)	$(0.04)

As of March 31, 2005 and 2004, options to purchase 12,993,123 and 9,988,063 shares of common stock were outstanding, respectively, and options to purchase an additional 1,310,227 and 3,036,920 shares of common stock were available for grant, respectively, under the Technology Solutions Company 1996 Stock Incentive Plan.

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

NOTE 5 — CAPITAL STOCK

The Company has a stock repurchase program, which allows for share repurchases of up to 11,525,327 shares of outstanding Company common stock (the “Repurchase Program”). During the three months ended March 31, 2005 and 2004, the Company did not purchase any shares. The Company has repurchased an aggregate total of 6,838,127 shares since the inception of this Repurchase Program in September 2000. As of March 31, 2005, there were 4,687,200 shares available to be purchased under the Repurchase Program.

The timing and size of any future stock repurchases are subject to market conditions, stock prices, cash position and other cash requirements.

NOTE 6 — LOSS PER COMMON SHARE

The Company discloses basic and diluted loss per share in the consolidated statements of operations under the provisions of SFAS No. 128, “Earnings Per Share.” Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during each period presented, plus the dilutive effect of common equivalent shares arising from the assumed exercise of stock options using the treasury stock method. Common equivalent shares of 1,418,792 and 1,633,574 were not included in the diluted loss per share calculation as they were antidilutive for the three months ended March 31, 2005 and 2004, respectively. Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during each period presented.

Reconciliation of basic and diluted loss per share for the three months ended:

	March 31, 2005			March 31, 2004
	Net	Shares	Per Common	Net	Shares	Per Common
	Loss	(In Thousands)	Share	Loss	(In Thousands)	Share
Basic loss per share	$(4,187)	46,855	$(0.09)	$(1,039)	40,819	$(0.03)

Effect of stock options	—	—		—	—

Diluted loss per share	$(4,187)	46,855	$(0.09)	$(1,039)	40,819	$(0.03)

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

NOTE 7 — COMPREHENSIVE (LOSS) INCOME

The Company’s comprehensive (loss) income was as follows:

	For the Three Months
	Ended March 31,
	2005	2004
Net loss	$(4,187)	$(1,039)
Other comprehensive income (loss):
Translation adjustment	3	(15)

Other comprehensive income (loss)	3	(15)

Total comprehensive loss	$(4,184)	$(1,054)

NOTE 8 — BUSINESS SEGMENTS

TSC currently operates within one reportable business segment. The following is revenue and long-lived asset information by geographic area:

For and as of the Three Months Ended March 31, 2005	United States	Foreign Subsidiary	Total
Revenues	$11,068	—	$11,068
Identifiable assets	$47,346	$219	$47,565

For and as of the Three Months Ended March 31, 2004	United States	Foreign Subsidiary	Total
Revenues	$9,727	—	$9,727
Identifiable assets	$50,826	$224	$51,050

Foreign revenues and identifiable assets are based on the country in which the subsidiary is domiciled. No single foreign country’s revenues or identifiable assets were material to the consolidated revenues or identifiable assets of the Company.

NOTE 9 — OTHER EVENTS

In the second quarter of 2003, the Company recorded $5,211 in restructuring and other charges as a result of organizational changes announced in June 2003. These charges consisted of the severance costs of professional personnel and executives, and office reductions as well as professional fees incurred in connection with terminated negotiations with a party that had expressed interest in acquiring the Company. During the three months ended March 31, 2004, this charge was reduced by $266 to $4,945 as the Company was able to favorably terminate one of its office leases. As of March 31, 2005, there was an accrual balance of $529. The Company expects to utilize the balance by the third quarter of 2005. The following table provides the components of this charge.

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

		Cash(1)	Non-cash	Balance as of
Restructuring and Other Charges – 2003	Charge	Payments	Usage	Mar. 31, 2005
Severance costs (approximately 30 employees)	$3,917	$3,449	$33	$435
Office reductions	921	549	2	370
Professional fees	373	383	—	(10)

Total original charge	5,211	4,381	35	795
2004 adjustment	(266)	—	—	(266)

Total	$4,945	$4,381	$35	$529

(1) Net cash payments totaling $167 were made during the three months ended March 31, 2005.

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

		Cash	Non-cash	Balance as of
Latin America Charge – 2000	Charge	Payments	Usage	Mar. 31, 2005
Severance costs (approximately 40 employees)	$1,785	$1,574	$—	$211
Other costs	—	30	—	(30)
Asset write-offs	2,916	—	2,916	—

Total original charge	4,701	1,604	2,916	181

Accounts receivable collections – 2000	(400)	(400)	—	—
2004 adjustment	(181)	—	—	(181)

Total	$4,120	$1,204	$2,916	$—

In 1999, the Company recorded $6,967 in restructuring and other charges associated with lease terminations, former executive severance costs, CourseNet Systems, Inc. acquisition costs and asset write-offs. On February 15, 2000, the Company distributed the common stock of eLoyalty Corporation (“eLoyalty”) owned by the Company to the Company’s stockholders (the “Spin-Off”). eLoyalty operated within the Company prior to the Spin-Off and is now a separate, publicly traded company. The Company determined that a portion of the lease terminations became unnecessary due to changes in TSC office usage by TSC and eLoyalty and also determined that the actual costs for these lease terminations would be less than previously anticipated and, as a result, the cumulative charge was reduced by $2,036 to $4,931 during 2000, 2001 and 2002 and by $132 to $4,799 during the quarter ended March 31, 2004. During the quarter ended June 30, 2004, the Company made the final payment on its remaining contractual lease obligation. Accordingly, no further payments are due on this charge. The following table

TECHNOLOGY SOLUTIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

provides the components of this charge.

		Cash	Non-cash	Balance as of
Restructuring and Other Charges – 1999	Charge	Payments	Usage	Mar. 31, 2005
Lease terminations	$3,011	$725	$35	$2,251
Former executive severance costs	1,814	1,747	150	(83)
CourseNet Systems, Inc. acquisition costs	1,300	—	1,300	—
Asset write-offs	842	—	842	—

Total original charge	6,967	2,472	2,327	2,168

2000 adjustment	(404)	—	—	(404)
2001 adjustment	(1,488)	—	—	(1,488)
2002 adjustment	(144)	—	—	(144)
2004 adjustment	(132)	—	—	(132)

Total	$4,799	$2,472	$2,327	$—

TECHNOLOGY SOLUTIONS COMPANY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

During 2004 we acquired two businesses in separate transactions, Zamba Corporation (“Zamba”) and Proceed North America LLC (“Proceed”). On December 31, 2004 we completed the acquisition of Zamba, which gives us a stronger position in the customer relationship management market. Under the terms of the transaction, Zamba stockholders received 0.15 shares of our Common Stock for each share of Zamba Common Stock effective December 31, 2004. On October 5, 2004, we entered into an asset purchase agreement with Proceed under which we acquired Proceed’s business. Proceed is the primary implementation partner for SAP® Packaged Services in the US.

The results of our operations are affected by general economic conditions as well as the level of economic activity and changes in the industries that we serve. While the general economy and the information technology (“IT”) consulting services market may be improving, there is no assurance that improving conditions will result in an increase in our future revenues given the fundamental changes in the IT service industry as described below. In addition, increases in demand for our services generally tend to lag behind economic cycles. Accordingly, any benefit to our business of any economic recovery may take longer to realize.

In the second half of 2003, we began to refocus and rebuild our business by investing in a range of specialty services in order to differentiate ourselves from our competition. In mid 2004, we continued this rebuilding process and transformation of our business model by increasing focus on and strengthening both our vertical industry and competency groups. As part of this transformation, we hired new client officers during the second half of 2004 to provide additional expertise in these industries and functional capabilities. In addition, we made two acquisitions, as discussed above. We continue to look at appropriate acquisition opportunities that meet our business model. We expect quarterly revenues in the second quarter of 2005 to be approximately $9.5 million to $10.5 million, broadly in-line with the first quarter of 2005. We incurred operating losses during the three months ended March 31, 2005 and each quarter in 2004 and we expect to incur an operating loss for 2005 as we continue our efforts to transform and rebuild our business.

We believe the information technology services industry continues to undergo fundamental changes, resulting in increased competitive pressure. These changes include competition from application software firms as they continue to enhance services and implementation capabilities to increase their revenue; offshore application development and system consulting and support firms which typically have much lower labor costs and billing rates; and the proliferation of Enterprise Resource Planning (“ERP”) expertise within the IT departments of organizations, reducing the need to engage outside consulting services. The availability of offshore technical expertise has and will continue to have an impact on the IT consulting market. However, we believe the demand for “high end” value added technically and functionally competent

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

innovative consultants will increase over time. The complexity of corporate IT functions is not diminishing.

Our business is also driven by the pace of technological change, our ability to differentiate ourselves from our competitors through specialty services that address targeted industry and business concerns, and the type and level of spending by our clients in the areas in which we provide services. Many factors can result in a deferral, reduction or cancellation of services requested by our prospective or current clients including budget constraints, economic conditions and perceived project progress, success or value. The economic uncertainties of recent years have led many corporations to reassess their IT goals and budgets. This, combined with the lack of significant new technology to stimulate spending, dampened demand for our services. However, we believe that many companies have very old systems and technology and “real time” business decision making capabilities will fuel growth in many of our markets.

During periods of decreased demand, companies try to minimize costs and negotiate lower prices for our services. Our ability to successfully identify and prepare for these changes is a key driver of our performance. Therefore, our strategy is to try to anticipate these trends and identify cost-management initiatives that will allow us to manage costs relative to expected revenues as well as identifying opportunities to increase revenues. Although we remain committed to spending our funds wisely, there is a point at which further cost cutting can be counter-productive.

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

Intangible asset amortization

Our acquired intangible assets, consist of amounts related to customer relationships, backlog, agreements not to compete and other business agreements, with definitive lives are amortized over their estimated useful lives. In addition, we evaluate the intangible assets with definite lives to determine whether adjustment to these amounts or estimated useful lives are required based on current events and circumstances.

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

Valuation of Stock Options and Warrants

We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation costs for employee stock options are measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock.

In connection with our acquisition of Zamba, we used the Black-Scholes option-pricing model for the valuation of the options and warrants issued in connection with this acquisition. The Black-Scholes option-pricing model requires assumptions as to the expected lives of the options and warrants, expected volatility of our stock price and risk-free interest rates. As we have not and do not anticipate paying dividends, the dividend yield is assumed to be zero.

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

THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2004

Revenues

Consolidated net revenues were $11.1 million for the three months ended March 31, 2005, an increase of 14 percent from the same period in the prior year. Revenues before reimbursements increased 14 percent to $9.8 million from $8.6 million. This increase was due to the acquisition of Zamba on December 31, 2004.

During the three months ended March 31, 2005 and 2004, no client accounted for more than 10 percent of revenues before reimbursements. We added 28 new clients and 54 new projects during the three months ended March 31, 2005 compared to 7 new clients and 27 new projects during the same period in the prior year. The new clients and projects added during the three months ended March 31, 2005 included 12 new clients related to the acquisition of Zamba.

Costs and Expenses

Project personnel costs were $6.8 million for the three months ended March 31, 2005, an increase of 23 percent from the same period in the prior year. This increase was due to an increase in professional headcount as a result of the acquisition of Zamba. Project personnel costs as a percentage of revenues before reimbursements increased to 70 percent for the three months ended March 31, 2005 compared to 64 percent in the same period in the prior year as a result of a decline in utilization, partially offset by an increase in average hourly billing rates. Utilization declined to 59 percent from 72 percent and average hourly billing rates increased 9 percent to $153.

Other project expenses were $2.5 million for the three months ended March 31, 2005, an increase of 70 percent from the same period in the prior year. This increase was a result of additional subcontractor costs of $0.6 million, due to the increased use of subcontractors for certain specialized skills; severance costs of $0.2 million; and an increase in various other costs of $0.2 million such as hiring and non-billable travel costs. Other project expenses as a percentage of

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

revenues before reimbursements increased to 25 percent for the three months ended March 31, 2005 from 17 percent from the same period in the prior year mainly due to the increase in subcontractor and severance costs.

There was no bad debt expense for the three months ended March 31, 2005 compared to a credit of $0.1 million in the same period in the prior year.

Management and administrative support costs increased to $4.6 million for the three months ended March 31, 2005 from $3.4 million for the same period in the prior year. This increase mainly resulted from an increase in labor costs due to additional client officers added during the second half of 2004 as well as the acquisition of Zamba.

Intangible asset amortization was $0.3 million for the three months ended March 31, 2005 due to the acquisitions of Zamba and Proceed.

During the three months ended March 31, 2004, we reversed restructuring and other charges of $0.6 million. This amount consisted of $0.3 million related to certain lease terminations recorded during the quarter ended June 30, 2003; $0.2 million related to the closure of our Latin American operations recorded in 2000; and $0.1 million related to certain lease terminations recorded in 1999.

No incentive compensation was recorded during the three months ended March 31, 2005 as we did not meet our quarterly objective. Incentive compensation expense was $0.2 million for the three months ended March 31, 2004. If the Company and our employees meet their 2005 quarterly and annual quantitative and qualitative objectives, we expect to accrue incentive compensation during the remaining quarters of 2005.

Operating Loss

Consolidated operating loss was $4.4 million for the three months ended March 31, 2005 compared to $1.3 million for the same period in the prior year. Our operating loss for the quarter ended March 31, 2004 included restructuring and other credits of $0.6 million. The increase in the operating loss, excluding this credit, mainly resulted from the increased headcount from the Zamba acquisition and additional client officers hired during the second half of 2004, increased use of subcontractors and an increase in severance costs, partially offset by an increase in revenues.

Other Income

Other income for the three months ended March 31, 2005 was $0.2 million, a slight decrease from the same period in the prior year. This decrease was a result of lower cash balances. Our cash and cash equivalents were primarily invested in overnight money market type accounts. Average interest rates were approximately 2.44 percent for the three months ended March 31, 2005 compared to approximately 0.90 percent during the same period in the prior year.

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Income Tax Provision

We did not recognize an income tax benefit for the three months ended March 31, 2005 or 2004 since we recorded a full valuation allowance against our deferred taxes in 2003.

Shares Outstanding

Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding increased to 46,855,000 from 40,819,000 mainly due to 5,838,182 shares issued as a result of the Zamba acquisition, as well as shares issued under our employee stock purchase plan and stock option plans.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $5.3 million and $1.9 million for the three months ended March 31, 2005 and 2004, respectively. Net cash used in operating activities for the three months ended March 31, 2005 primarily resulted from the loss for the quarter, payments related to the acquisitions of Zamba and Proceed and an increase in receivables due to the increase in revenues and days sales outstanding. Days sales outstanding increased by 5 days to 60 days at March 31, 2005 as compared to 55 days at March 31, 2004. The payments relating to the acquisitions of Zamba and Proceed resulted in a decrease in other current liabilities.

Estimated future cash commitments include various office facilities, property and office equipment under operating leases and other costs that expire at various dates; an annual commitment for telecommunications; and cash payment related to the acquisition of Proceed. The Company has no guarantees of third party debt or any other off-balance sheet commitments as of March 31, 2005. A summary of our contractual obligations at March 31, 2005 is as follows:

	Payments Due By Period
	Remaining
	Quarters in
(In thousands)	2005	2006-2007	2008	Thereafter	Total
Operating leases (net of restructuring and other charges)	$1,058	$1,207	$1	$—	$2,266
Cash outlay for restructuring and other charges	529	—	—	—	529
Purchase obligations	162	—	—	—	162
Cash outlays for the acquisition of Proceed	250	—	—	—	250

Total	$1,999	$1,207	$1	$—	$3,207

There were no cash flows used in investing activities during the three months ended March 31, 2005. We currently have no material commitments for capital expenditures.

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Net cash used in financing activities was $0.6 million for the three months ended March 31, 2005 as the line of credit, which was recorded as part of our acquisition of Zamba on December 31, 2004, was paid in full. Partially offsetting this amount were proceeds from the exercise of stock options and our employee stock purchase plan.

Our cash and cash equivalents at March 31, 2005 were $24.1 million. Depending on revenues and cash collections, we expect our cash and cash equivalent balance at June 30, 2005 to be approximately $16.5 million to $18.0 million. Our investment policy is to maintain most of our cash and cash equivalents in highly liquid, large money market type funds. This policy exposes us to short-term interest rate fluctuations. We expect to experience continued operating losses until revenues increase sufficiently to cover operating costs. Until such time as we are able to generate positive cash flow, our primary sources of liquidity are our existing cash and cash equivalents. If we are not successful in increasing revenues and eliminating negative cash flows, it could become necessary to raise additional capital to offset losses from operations. There can be no assurance that we will be able to obtain any financing or that, if we were to be successful in finding financing, it would be on favorable terms.

Operating results and liquidity, including our ability to raise additional capital if necessary, may be materially and adversely affected by continued low demand for the Company’s services. In addition, a number of other factors, including general economic conditions, technological changes, competition and other factors affecting the IT industry generally, and the suspension or cancellation of a large project could have an adverse effect on future results and liquidity. These aforementioned factors, as well as other factors, are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 under Management’s Discussion and Analysis of Financial Condition and Results of Operations “Assumptions Underlying Certain Forward-Looking Statements and Factors that May Affect Future Results.”

NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision to SFAS No. 123. SFAS No. 123R will, with certain exceptions, require entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurements of that cost will be based on the fair value of the equity or liability instruments issued. In April 2005, the SEC issued Release No. 33-8568 which amended the compliance date of SFAS No. 123R to be effective beginning with the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. SFAS No. 123R will be effective for us starting with the quarter ended March 31, 2006. While we are currently evaluating the impact of the adoption of SFAS No. 123R, we believe the impact will be material to our results of operations as shown in our current disclosure under SFAS No. 123.

TECHNOLOGY SOLUTIONS COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

ASSUMPTIONS UNDERLYING CERTAIN FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-Q contains or may contain certain forward-looking statements concerning our financial position, results of operations, cash flows, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions. These forward-looking statements involve significant risks and uncertainties. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. We claim the protection of the safe harbor for forward-looking statements contain in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form 10-Q include, among others, our ability to successfully introduce new service offering, our ability to manage the pace of technological change including our ability to refine and add to our service offerings to adapt to technological changes, our ability to manage the current downturn in our business and in our industry and the economy in general, our ability to manage our current decreased revenue levels, our ability to attract new business and increase revenues, our ability to attract and retain employees, the decreasing level of options available for grants to attract new employees and to retain existing employees, our ability to accommodate a changing business environment, general business and economic conditions in our operating regions, market conditions and competitive factors, our dependence on a limited number of clients and the potential loss of significant clients, our ability to continue to attract new clients and sell additional work to existing clients, our ability to successfully integrate the Zamba business with our business, and our ability to manage costs and headcount relative to expected revenues, all as more fully described herein and in our Annual Report on Form 10-K for the year ended December 31, 2004 under Management’s Discussion and Analysis of Financial Condition and Results of Operations “Assumptions Underlying Certain Forward-Looking Statements and Factors that May Affect Future Results” and elsewhere from time to time in our other SEC reports. Such forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Actual results may vary materially.

TECHNOLOGY SOLUTIONS COMPANY

PART I. FINANCIAL INFORMATION
(Continued)

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TSC is exposed to interest rate fluctuations. Changes in interest rates affect interest income and expense on cash and cash equivalents. The Company’s cash and cash equivalents are primarily invested in overnight money market type accounts. Average interest rates were approximately 2.44 percent during the three months ended March 31, 2005 compared to 0.90 percent during the same period in the prior year. Based on the cash and cash equivalents balances as of March 31, 2005 and 2004, a hypothetical 1.00 percent increase in interest rates would have resulted in approximately $0.1 million in additional net investment income during each of the quarters ended March 31, 2005 and 2004.

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

TECHNOLOGY SOLUTIONS COMPANY

PART II. OTHER INFORMATION

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase program, which allows for share repurchases of up to 11,525,327 shares of outstanding Company common stock (the “Repurchase Program”). The Repurchase Program was approved by the Board of Directors during September 2000 (3,000,000 shares), August 2001 (2,000,000 shares), April 2002 (3,930,327 shares) and February 2003 (2,595,000 shares). During the three months ended March 31, 2005, the Company did not purchase any shares. The Company has repurchased an aggregate total of 6,838,127 shares since the inception of this Repurchase Program in September 2000. As of March 31, 2005, there were 4,687,200 shares available to be purchased under the Repurchase Program. All repurchases were made in the open market, subject to market conditions and trading restrictions. The timing and size of any future stock repurchases are subject to market conditions, stock prices, cash position and other cash requirements.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2005 Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 5, 2005. Represented at the Annual Meeting, either in person or by proxy, were 36,229,356 voting shares. The following actions were taken by a vote of the Company’s stockholders at the Annual Meeting:

1.	Ms. Paula Krueger and Messrs. Raymond P. Caldiero, Carl F. Dill, Jr., Michael R. Gorsage, Gerald Luterman, Stephen B. Oresman and John R. Purcell were elected to serve as members of the Company’s Board of Directors receiving 35,167,450; 34,995,141; 35,185,071; 26,580,086; 35,544,244; 26,576,631; and 35,159,789 votes in favor of election, respectively, and 1,061,905; 1,234,214; 1,044,284; 9,649,269; 685,111; 9,652,724; and 1,069,566 votes withheld, respectively.

2.	The appointment of Grant Thornton LLP to serve as the Company’s independent auditors for its fiscal year ending December 31, 2005 was ratified; 36,011,445 votes were cast for the ratification; 152,612 votes were cast against the ratification; and there were 65,299 abstentions. There were no broker non-votes

TECHNOLOGY SOLUTIONS COMPANY

PART II. OTHER INFORMATION — (continued)

ITEM 6—EXHIBITS

(a)	Exhibits

Exhibit #	Description of Document
10.1*	Executive officer stock option agreement

10.2*	Director stock option agreement

31.1*	CEO Certification

31.2*	CFO Certification

32.1*	Certification of Michael R. Gorsage Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2*	Certification of Sandor Grosz Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

All other items in Part II are either not applicable to the Company during the quarter ended March 31, 2005, the answer is negative, or a response has been previously reported and an additional report of the information is not required, pursuant to the instructions to Part II.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY SOLUTIONS COMPANY
Date: May 11, 2005	By:	/s/ SANDOR GROSZ
Sandor Grosz
Chief Financial Officer