Form 10-Q
period 2005-06-30
TECHNOLOGY SOLUTIONS COMPANY
filed 2005-08-15
CIK 877645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
Commission file number 0–19433
Technology Solutions Company
Incorporated in the State of Delaware
I.R.S. Employer Identification No. 36-3584201
205 North Michigan Avenue
Suite 1500
Chicago, Illinois 60601
(312) 228-4500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). Yes ☐ No ☑
As of August 4, 2005 there were outstanding 47,022,153 shares of TSC Common Stock, par value $.01.

TECHNOLOGY SOLUTIONS COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,714	$30,032
Receivables, less allowance for doubtful receivables of $72 and $73	6,999	6,182
Other current assets	1,316	708

Total current assets	31,029	36,922
COMPUTERS, FURNITURE AND EQUIPMENT, NET	205	509
GOODWILL	7,298	7,884
INTANGIBLE ASSETS, NET	1,485	2,090
LONG-TERM RECEIVABLES AND OTHER	3,633	5,679

Total assets	$43,650	$53,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$866	$960
Line of credit	—	649
Accrued compensation and related costs	3,712	4,987
Restructuring accruals	1,267	696
Other current liabilities	2,602	3,998

Total current liabilities	8,447	11,290

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; shares authorized — 10,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized — 100,000,000; shares issued — 50,533,970; shares outstanding 47,022,153 and 46,851,460	505	505
Capital in excess of par value	127,451	127,583
Stock based compensation	89	—
Accumulated deficit	(88,091)	(81,282)
Treasury stock, at cost, 3,511,817 and 3,682,510 shares	(4,975)	(5,217)
Accumulated other comprehensive income:
Cumulative translation adjustment	224	205

Total stockholders’ equity	35,203	41,794

Total liabilities and stockholders’ equity	$43,650	$53,084

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
REVENUES:
Revenues before reimbursements	$9,166	$7,667	$18,994	$16,302
Reimbursements	1,309	1,057	2,549	2,149

	10,475	8,724	21,543	18,451

COSTS AND EXPENSES:
Project personnel	6,195	5,181	13,029	10,721
Other project expenses	1,926	1,276	4,397	2,730
Reimbursable expenses	1,309	1,057	2,549	2,149
Bad debt expense	—	132	—	12
Management and administrative support	3,953	3,409	8,594	6,787
Intangible asset amortization	256	—	512	—
Goodwill and intangible asset impairment	679	—	679	—
Restructuring and other charges (credits)	1,674	—	1,674	(579)
Gain on litigation settlement	(2,722)	—	(2,722)	—
Incentive compensation	—	328	—	556

	13,270	11,383	28,712	22,376

OPERATING LOSS	(2,795)	(2,659)	(7,169)	(3,925)

OTHER INCOME:
Net investment income	173	88	360	315

LOSS BEFORE INCOME TAXES	(2,622)	(2,571)	(6,809)	(3,610)

INCOME TAX PROVISION	—	—	—	—

NET LOSS	$(2,622)	$(2,571)	$(6,809)	$(3,610)

BASIC NET LOSS PER COMMON SHARE	$(0.06)	$(0.06)	$(0.15)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	46,938	40,860	46,894	40,840

DILUTED NET LOSS PER COMMON SHARE	$(0.06)	$(0.06)	$(0.15)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	46,938	40,860	46,894	40,840

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the
	Six Months Ended
	June 30,
	2005	2004
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,809)	$(3,610)
Restructuring and other charges (credits)	1,674	(579)
Goodwill and intangible asset impairment	679	—

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	754	220
Credit for receivable valuation allowances and reserves for possible losses	—	12
Non-cash stock compensation	89	—

Changes in assets and liabilities:
Receivables	(817)	(983)
Sales of trading securities related to deferred compensation plan	—	6,712
Other current assets	(607)	(560)
Accounts payable	(86)	94
Accrued compensation and related costs	(1,269)	507
Deferred compensation liability	—	(6,712)
Restructuring accruals	(1,043)	(820)
Other current liabilities	(1,339)	(232)
Other assets	2,046	5

Net cash used in operating activities	(6,728)	(5,946)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(404)

Net cash used in investing activities	—	(404)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit	(649)	—
Proceeds from exercise of stock options	9	1
Proceeds from employee stock purchase plan	101	71

Net cash (used in) provided by financing activities	(539)	72

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(51)	(60)

DECREASE IN CASH AND CASH EQUIVALENTS	(7,318)	(6,338)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,032	41,104

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,714	$34,766

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(In thousands, except share and per share data)
NOTE 1 — BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Technology Solutions Company and its subsidiaries (“TSC” or the “Company”). The consolidated balance sheet as of June 30, 2005, the consolidated statements of operations for the three and six months ended June 30, 2005 and 2004 and the consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2005 and for all periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the United States Securities and Exchange Commission (“SEC”) on March 24, 2005.
NOTE 2 — THE COMPANY
Technology Solutions Company (“TSC”) is a leading consulting firm delivering specialized technology-enabled business solutions. The Company’s specialization is applying knowledge, derived from the intersection of industry expertise with technology and process capabilities, to business issues and problems. TSC serves the manufacturing, healthcare, consumer & retail and financial services industries with targeted solutions in enterprise applications, customer relationship management (“CRM”) and business technology. Since 1988 TSC has delivered information technology (“IT”) strategy, planning and implementation solutions to Fortune 1000 companies throughout North America. TSC’s clients are primarily located throughout the United States.
NOTE 3 — NEW ACCOUNTING STANDARDS
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision to SFAS No. 123. SFAS No. 123R will, with certain exceptions, require entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurements of that cost will be based on the fair value of the equity or liability instruments issued. In April 2005, the Securities and Exchange Commission (“SEC”) issued Release No. 33-8568 which amended the compliance date of SFAS No. 123R to be effective beginning with the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. SFAS No. 123R will be effective for the Company starting with the quarter ending March 31, 2006. While the Company is currently evaluating the impact of the adoption of SFAS No. 123R,

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)
the Company believes the impact will be material to their results of operations as shown in their current disclosure under SFAS No. 123 (see Note 4).
NOTE 4 — STOCK OPTIONS
The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation costs for employee stock options are measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock. For options issued during the three and six months ended June 30, 2005 and 2004, no stock-based compensation is reflected in net loss in the accompanying consolidated statements of operations, as all such options had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock based compensation of $89 was recorded during the three months ended March 31, 2005 relating to an option grant that took place within a six month period prior to a cancellation.
The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation.

	For the Three Months		For the Six Months Ended
	Ended June 30,		June 30,
	2005	2004	2005	2004
Net loss:

As reported	$(2,622)	$(2,571)	$(6,809)	$(3,610)
Less: Stock-based compensation expense determined under fair value method for all awards, net of related taxes (as applicable)	(132)	(458)	(504)	(943)

Pro forma	$(2,754)	$(3,029)	$(7,313)	$(4,553)

Basic net loss per common share:
As reported	$(0.06)	$(0.06)	$(0.15)	$(0.09)
Pro forma	$(0.06)	$(0.07)	$(0.16)	$(0.11)

Diluted net loss per common share:
As reported	$(0.06)	$(0.06)	$(0.15)	$(0.09)
Pro forma	$(0.06)	$(0.07)	$(0.16)	$(0.11)
As of June 30, 2005 and 2004, options to purchase 10,898,914 and 11,089,246 shares of common stock were outstanding, respectively, and options to purchase an additional 2,918,366 and 1,933,474 shares of common stock were available for grant, respectively, under the Technology Solutions Company 1996 Stock Incentive Plan.

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)
NOTE 5 — CAPITAL STOCK
The Company has a stock repurchase program, which allows for share repurchases of up to 11,525,327 shares of outstanding Company common stock (the “Repurchase Program”). During the six months ended June 30, 2005 and 2004, the Company did not purchase any shares. The Company has repurchased an aggregate total of 6,838,127 shares since the inception of this Repurchase Program in September 2000. As of June 30, 2005, there were 4,687,200 shares available to be purchased under the Repurchase Program.
The timing and size of any future stock repurchases are subject to market conditions, stock prices, cash position and other cash requirements.
NOTE 6 — LOSS PER COMMON SHARE
The Company discloses basic and diluted loss per share in the consolidated statements of operations under the provisions of SFAS No. 128, “Earnings Per Share.” Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during each period presented, plus the dilutive effect of common equivalent shares arising from the assumed exercise of stock options using the treasury stock method. Common equivalent shares of 432,230 and 687,497 for the three and six months ended June 30, 2005 and common equivalent shares of 977,914 and 1,226,460 for the three and six month ended June 30, 2004 were not included in the diluted loss per share calculation as they were antidilutive. Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during each period presented.
Reconciliation of basic and diluted loss per share for the three months ended:

	June 30, 2005			June 30, 2004
		Shares	Per		Shares	Per
	Net	(In	Common	Net	(In	Common
	Loss	Thousands)	Share	Loss	Thousands)	Share
Basic loss per share	$(2,622)	46,938	$(0.06)	$(2,571)	40,860	$(0.06)

Effect of stock options	—	—		—	—

Diluted loss per share	$(2,622)	46,938	$(0.06)	$(2,571)	40,860	$(0.06)

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)
Reconciliation of basic and diluted loss per share for the six months ended:

	June 30, 2005			June 30, 2004
		Shares	Per		Shares	Per
	Net	(In	Common	Net	(In	Common
	Loss	Thousands)	Share	Loss	Thousands)	Share
Basic loss per share	$(6,809)	46,894	$(0.15)	$(3,610)	40,840	$(0.09)

Effect of stock options	—	—		—	—

Diluted loss per share	$(6,809)	46,894	$(0.15)	$(3,610)	40,840	$(0.09)

NOTE 7 — COMPREHENSIVE (LOSS) INCOME
The Company’s comprehensive (loss) income was as follows:

	For the Three Months		For the Six Months Ended
	Ended June 30,		June 30,
	2005	2004	2005	2004
Net loss	$(2,622)	$(2,571)	$(6,809)	$(3,610)
Other comprehensive income (loss):
Translation adjustment	16	6	19	(9)

Other comprehensive income (loss)	16	6	19	(9)

Total comprehensive loss	$(2,606)	$(2,565)	$(6,790)	$(3,619)

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying amount of goodwill for the six months ended June 30, 2005, were as follows:

Balance as of December 31, 2004	$7,884
Impairment loss	(586)

Balance as of June 30, 2005	$7,298

The changes in the carrying amount of net intangible assets for the six months ended June 30, 2005, were as follows:

Balance as of December 31, 2004	$2,090
Amortization	(512)
Impairment loss	(93)

Balance as of June 30, 2005	$1,485

The Company’s goodwill and intangible assets are reviewed at least annually for impairment or if an event occurs or if circumstances change that may reduce the fair value of the acquisition

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)
below its book value in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The company recorded a $679 impairment charge during the quarter ended June 30, 2005 related to the goodwill and an intangible asset resulting from the October 2004 acquisition of the assets of Proceed North America LLC. This impairment arose as a result of our strategic realignment (as discussed in Note 9) and the termination of a business agreement.
NOTE 9 — OTHER EVENTS
In the second quarter of 2005, the Company recorded $1,687 in restructuring and other charges as a result of a strategic realignment and the related cost reductions. This charge consisted of severance costs of professional personnel, office closures and other costs. As of June 30, 2005, there was an accrual balance of $1,205. The Company expects to utilize the balance by 2007. The following table provides the components of this charge.

Restructuring and		Cash(1)	Non-cash	Balance as of
Other Charges — 2005	Charge	Payments	Usage	June 30, 2005
Severance costs (23 employees)	$1,173	$424	$—	$749
Office closures	511	—	58	453
Other costs	3	—	—	3

Total	$1,687	$424	$58	$1,205

(1) Paid during the quarter ended June 30, 2005.
In the second quarter of 2003, the Company recorded $5,211 in restructuring and other charges as a result of organizational changes announced in June 2003. These charges consisted of the severance costs of professional personnel and executives, and office reductions as well as professional fees incurred in connection with terminated negotiations with a party that had expressed interest in acquiring the Company. During the three months ended June 30, 2005, this charge was reduced by $13 to $4,932 and during the three months ended March 31, 2004 it was reduced by $266 as the Company was able to favorably terminate one of its office leases. As of June 30, 2005, there was an accrual balance of $62. The Company expects to utilize the balance by the third quarter of 2005. The following table provides the components of this charge.

Restructuring and Other		Cash(2)	Non-cash	Balance as of
Charges — 2003	Charge	Payments	Usage	June 30, 2005
Severance costs (approximately 30 employees)	$3,917	$3,860	$33	$24
Office reductions	921	592	2	327
Professional fees	373	383	—	(10)

Total original charge	5,211	4,835	35	341
2004 adjustment	(266)	—	—	(266)
2005 adjustment	(13)	—	—	(13)

Total	$4,932	$4,835	$35	$62

(2) Net cash payments totaling $621 were made during the six months ended June 30, 2005.

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

		Cash	Non-cash	Balance as of
Latin America Charge — 2000	Charge	Payments	Usage	June 30, 2005
Severance costs (approximately 40 employees)	$1,785	$1,574	$—	$211
Other costs	—	30	—	(30)
Asset write-offs	2,916	—	2,916	—

Total original charge	4,701	1,604	2,916	181

Accounts receivable collections — 2000	(400)	(400)	—	—
2004 adjustment	(181)	—	—	(181)

Total	$4,120	$1,204	$2,916	$—

In 1999, the Company recorded $6,967 in restructuring and other charges associated with lease terminations, former executive severance costs, CourseNet Systems, Inc. acquisition costs and asset write-offs. The Company determined that a portion of the lease terminations became unnecessary due to changes in office usage and the actual costs for these lease terminations would be less than previously anticipated and, as a result, the cumulative charge was reduced by $2,036 to $4,931 during 2000, 2001 and 2002 and by $132 to $4,799 during the quarter ended March 31, 2004. During the quarter ended June 30, 2004, the Company made the final payment on its remaining contractual lease obligation. Accordingly, no further payments are due on this charge. The following table provides the components of this charge.

Restructuring and Other		Cash	Non-cash	Balance as of
Charges — 1999	Charge	Payments	Usage	June 30, 2005
Lease terminations	$3,011	$725	$35	$2,251
Former executive severance costs	1,814	1,747	150	(83)
CourseNet Systems, Inc. acquisition costs	1,300	—	1,300	—
Asset write-offs	842	—	842	—

Total original charge	6,967	2,472	2,327	2,168

2000 adjustment	(404)	—	—	(404)
2001 adjustment	(1,488)	—	—	(1,488)
2002 adjustment	(144)	—	—	(144)
2004 adjustment	(132)	—	—	(132)

Total	$4,799	$2,472	$2,327	$—

TECHNOLOGY SOLUTIONS COMPANY
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
OVERVIEW
During 2004 we acquired two businesses in separate transactions, Zamba Corporation (“Zamba”) and Proceed North America (“Proceed”). On December 31, 2004 we completed the acquisition of Zamba, which gives us a stronger position in the customer relationship management market. Under the terms of the transaction, Zamba stockholders received 0.15 shares of our Common Stock for each share of Zamba Common Stock effective December 31, 2004. On October 5, 2004, we entered into an asset purchase agreement with Proceed North America LLC under which we acquired Proceed’s business. Proceed is an implementation partner for SAP® Packaged Services.
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
During the quarter ended June 30, 2005, we implemented a strategic realignment to improve our business and reduce costs. This resulted in a special charge to earnings of $1.7 million and an impairment to goodwill related to Proceed. The actions include a realignment of service offerings within the industry and competency consulting groups, selective headcount reductions and office closings. We are concentrating on three key competencies – enterprise application services, customer relationship management and business technology – and remain focused on growth in our key areas – manufacturing, healthcare, consumer & retail and financial services. We expect quarterly revenues in the third quarter of 2005 to be approximately $9.0 million to $10.0 million. We incurred operating losses during the first two quarters of 2005 and each quarter in 2004. We expect to incur an operating loss for 2005 as we continue our efforts to transform and rebuild our business.
We believe the information technology services industry continues to undergo fundamental changes, resulting in increasing competitive pressure. These changes include competition from application software firms as they continue to enhance services and implementation capabilities to increase their revenue; offshore application development and system consulting and support firms which typically have much lower labor costs and billing rates; and the proliferation of Enterprise Resource Planning (“ERP”) expertise within the IT departments of organizations, reducing the need to engage outside consulting services. The availability of offshore technical expertise has and will continue to have an impact on the IT consulting market. However, we believe the demand for “high end” value added technically and functionally competent innovative consultants will increase over time. The complexity of corporate IT functions is not

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
diminishing.
Our business is also driven by the pace of technological change, our ability to differentiate ourselves from our competitors through specialty services that address targeted industry and business concerns, and the type and level of spending by our clients in the areas in which we provide services. Many factors can result in a deferral, reduction or cancellation of services requested by our prospective or current clients including budget constraints, economic conditions and perceived project progress, success or value. The economic uncertainties of recent years have led many corporations to reassess their IT goals and budgets. This, combined with the lack of significant new technology to stimulate spending, dampened demand for our services. However, we believe that many companies have old systems and technology and “real time” business decision making capabilities will fuel growth in many of our markets.
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
Revenue Recognition
We derive our revenues from a full range of IT/business consulting services. Our services are contracted on either a time and materials basis or a fixed price basis. For our time and materials contracts, we recognize revenue as work is performed, primarily based on hourly billing rates. For our fixed price contracts, we recognize revenues using the percentage-of-completion method, which is based on the percentage of work performed in the period compared to the total estimated work to be performed over the entire contract. Revenues are subject to revision as the contract progresses to completion. Any revisions in the estimate are charged to operations in the period in which the facts that give rise to the revision become known. Contracts are performed in phases. Losses on contracts, if any, are reserved in full when determined. Contract losses are determined by the amount by which the estimated cost of the contract exceeds the estimated total revenues that will be generated by the contract. Extended support revenues are recognized as services are rendered.
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
In connection with our acquisition of Zamba in 2004, we used the Black-Scholes option-pricing model for the valuation of the options and warrants issued in connection with this acquisition. The Black-Scholes option-pricing model requires assumptions as to the expected lives of the options and warrants, expected volatility of our stock price and risk-free interest rates. As we have not and do not anticipate paying dividends, the dividend yield is assumed to be zero.
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
Restructuring and Other Charges
When industry and market conditions dictate, we realign our business and record accruals for restructuring and other charges as necessary. These charges mainly relate to severance costs, office reductions and closures, asset write-offs and other costs. The office space reductions, office closures and associated contractual lease obligations are based in part on assumptions and estimates of the timing and amount of sublease rentals. To the extent estimates of the success of our sublease efforts change in the future, adjustments increasing or decreasing the related accruals will be recognized. The severance costs represent amounts for identified employees and the asset write-offs are determined when the charge is made. The severance costs and asset write-offs are not subject to a significant revision.
THREE MONTHS ENDED JUNE 30, 2005 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2004
Revenues
Consolidated net revenues were $10.5 million for the three months ended June 30, 2005, an increase of 20 percent from the same period in the prior year. Revenues before reimbursements increased 20 percent to $9.2 million from $7.7 million. This increase was mainly due to the acquisition of Zamba on December 31, 2004.
During the three months ended June 30, 2005, one client accounted for more than 10 percent of revenues before reimbursements (Electro-Motive Diesel, Inc. – 12 percent). During the three months ended June 30, 2004, two clients accounted for more than 10 percent of revenues before reimbursements (United Water Inc. – 12 percent and Caterpillar Inc. – 10 percent). We added 17 new clients and 53 new projects during the three months ended June 30, 2005 compared to 8 new clients and 30 new projects during the same period in the prior year. In total we performed work for 82 clients and 121 projects from new and existing clients during the three months ended June 30, 2005 compared to 79 clients and 110 projects during the same period in the prior year.

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Costs and Expenses
Project personnel costs were $6.2 million for the three months ended June 30, 2005, an increase of 20 percent from the same period in the prior year. This increase was due to an increase in professional headcount as a result of the acquisition of Zamba. Project personnel costs as a percentage of revenues before reimbursements remained unchanged at 68 percent for the three months ended June 30, 2005 and 2004. While average hourly billing rates decreased 6 percent to $145, utilization improved to 65 percent from 60 percent.
Other project expenses were $1.9 million for the three months ended June 30, 2005, an increase of 51 percent from the same period in the prior year. This increase was a result of additional subcontractor costs of $0.4 million, due to the increased use of subcontractors for certain specialized skills and an increase in various other costs of $0.3 million such as non-billable travel and severance costs. Other project expenses as a percentage of revenues before reimbursements increased to 21 percent for the three months ended June 30, 2005 from 17 percent from the same period in the prior year due to the increase in subcontractor costs.
There was no bad debt expense for the three months ended June 30, 2005 compared to $0.1 million in the same period in the prior year.
Management and administrative support costs increased to $4.0 million for the three months ended June 30, 2005 from $3.4 million for the same period in the prior year. This increase mainly resulted from an increase in labor costs due to additional client officers added during the second half of 2004 as well as the acquisition of Zamba.
Intangible asset amortization was $0.3 million for the three months ended June 30, 2005 due to the acquisitions of Zamba and Proceed.
We recorded a goodwill and intangible asset impairment loss of $0.7 million during the three months ended June 30, 2005 related to the Proceed acquisition due to our strategic realignment and the termination of a business agreement.
During the three month ended June 30, 2005, we recorded $1.7 million in restructuring and other charges as a result of a strategic realignment and the related cost reductions. This charge consisted of the severance costs of professional personnel, office closures and other costs. As of June 30, 2005, there was an accrual balance of $1.2 million. We expect to utilize the balance by 2007. The following table provides the components of this charge.

Restructuring and Other		Cash(1)	Non-cash	Balance as of
Charges — 2005 (in thousands)	Charge	Payments	Usage	June 30, 2005
Severance costs (23 employees)	$1,173	$424	$—	$749
Office closures	511	—	58	453
Other costs	3	—	—	3

Total	$1,687	$424	$58	$1,205

(1) Paid during the quarter ended June 30, 2005.

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
During the three months ended June 30, 2005, we also reversed restructuring and other charges of $13 thousand relating to the restructuring and other charges recorded during the second quarter of 2003.
During the three months ended June 30, 2005, we settled a contractual dispute that has been pending since 1992. In connection with the settlement and after paying our legal expenses, we received $4.7 million in cash which exceeded by $2.7 million our long-term receivable of $2.0 million related to this matter. As a result of this settlement, we reported a one-time gain in the amount of $2.7 million during the quarter ended June 30, 2005.
No incentive compensation was recorded during the three months ended June 30, 2005 as we did not meet our quarterly objective. Incentive compensation expense was $0.3 million for the three months ended June 30, 2004. If the Company and our employees meet their 2005 quarterly and annual quantitative and qualitative objectives, we expect to accrue incentive compensation during the remaining quarters of 2005.
Operating Loss
Consolidated operating loss was $2.8 million for the three months ended June 30, 2005 compared to $2.7 million for the same period in the prior year. Our operating loss for the quarter ended June 30, 2005 included restructuring and other charges of $1.7 million, goodwill and intangible asset impairment of $0.7 million and the litigation settlement of $2.7 million. The operating loss excluding these items was $3.2 million. The increase in the loss, excluding these charges and credits, mainly resulted from the increased headcount from the Zamba acquisition, additional client officers hired during the second half of 2004 and an increased use of subcontractors, partially offset by an increase in revenues.
Other Income
Other income for the three months ended June 30, 2005 was $0.2 million compared to $0.1 million for the same period in the prior year. This increase was mainly due to an increase in interest rates year over year despite our lower cash and cash equivalent balance. Our cash and cash equivalents were primarily invested in overnight money market type accounts. Average interest rates were approximately 2.90 percent for the three months ended June 30, 2005 compared to approximately 0.90 percent during the same period in the prior year.
Income Tax Provision
We did not recognize an income tax benefit for the three months ended June 30, 2005 or 2004 since we recorded a full valuation allowance against our deferred taxes in 2003.
Shares Outstanding
Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding increased to 46,938,000 for the three months ended June 30, 2005 from 40,860,000 during the same period in the prior year mainly due to 5,838,182 shares issued as a result of the Zamba acquisition in 2004, as well as shares

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
issued under our employee stock purchase plan and stock option plans.
SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2004
Revenues
Consolidated net revenues were $21.5 million for the six months ended June 30, 2005, an increase of 17 percent from the same period in the prior year. Revenues before reimbursements increased 17 percent to $19.0 million from $16.3 million. This increase was mainly due to the acquisition of Zamba on December 31, 2004.
Costs and Expenses
Project personnel costs were $13.0 million for the six months ended June 30, 2005, an increase of 22 percent from the same period in the prior year. This increase was due to an increase in professional headcount as a result of the acquisition of Zamba. Project personnel costs as a percentage of revenues before reimbursements increased to 69 percent for the six months ended June 30, 2005 compared to 66 percent in the same period in the prior year as a result of a decline in utilization, partially offset by a slight increase in average hourly billing rates. Utilization declined to 62 percent from 66 percent and average hourly billing rates increased 1 percent to $149.
Other project expenses were $4.4 million for the six months ended June 30, 2005, an increase of 61 percent from the same period in the prior year. This increase was a result of additional subcontractor costs of $0.9 million, due to the increased use of subcontractors for certain specialized skills; severance costs of $0.3 million; and an increase in various other costs of $0.5 million such as hiring and non-billable travel costs. Other project expenses as a percentage of revenues before reimbursements increased to 23 percent for the six months ended June 30, 2005 from 17 percent from the same period in the prior year mainly due to the increase in subcontractor and severance costs.
There was no bad debt expense for the six months ended June 30, 2005 compared to $12 thousand in the same period in the prior year.
Management and administrative support costs increased to $8.6 million for the six months ended June 30, 2005 from $6.8 million for the same period in the prior year. This increase mainly resulted from an increase in labor costs due to additional client officers added during the second half of 2004 as well as the acquisition of Zamba.
Intangible asset amortization was $0.5 million for the six months ended June 30, 2005 due to the acquisitions of Zamba and Proceed.
We recorded a goodwill and intangible asset impairment loss of $0.7 million during the six months ended June 30, 2005 related to the Proceed acquisition due to our strategic realignment and the termination of a business agreement.

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
As described in more detail above in the comparison of the three months ended June 30, 2005 and 2004, we recorded $1.7 million in restructuring and other charges as a result of a strategic realignment and the related cost reductions. We also reversed $13 thousand of restructuring and other charges relating to the restructuring and other charges recorded during the second quarter of 2003.
During the six months ended June 30, 2004, we reversed restructuring and other charges of $0.6 million. This amount consisted of $0.3 million related to certain lease terminations recorded during the quarter ended June 30, 2003; $0.2 million related to the closure of our Latin American operations recorded in 2000; and $0.1 million related to certain lease terminations recorded in 1999.
As described more fully above, in the comparison of the three months ended June 30, 2005 and 2004, we recorded a one-time gain in the amount of $2.7 million relating to a litigation settlement.
No incentive compensation was recorded during the six months ended June 30, 2005 as we did not meet our quarterly objective. Incentive compensation expense was $0.6 million for the six months ended June 30, 2004. If the Company and our employees meet their 2005 quarterly and annual quantitative and qualitative objectives, we expect to accrue incentive compensation during the remaining quarters of 2005.
Operating Loss
Consolidated operating loss was $7.2 million for the six months ended June 30, 2005 compared to $3.9 million for the same period in the prior year. Our operating loss for the six months ended June 30, 2005 included restructuring and other charges of $1.7 million, goodwill and intangible asset impairment of $0.7 million and the litigation settlement of $2.7 million. Our operating loss for the six months ended June 30, 2004 included restructuring and other credits of $0.6 million. Excluding these charges and credits, the operating loss was $7.5 million for the six month ended June 30, 2005 compared to $4.5 million in the same period in the prior year. The increase in the loss, excluding the charges and credits, mainly resulted from the increased headcount from the Zamba acquisition and additional client officers hired during the second half of 2004 and increased use of subcontractors, partially offset by an increase in revenues.
Other Income
Other income for the six months ended June 30, 2005 was $0.4 million, a slight increase from the same period in the prior year. This increase was a result of increased interest rates year over year despite our lower cash and cash equivalent balance. Our cash and cash equivalents were primarily invested in overnight money market type accounts. Average interest rates were approximately 2.67 percent for the six months ended June 30, 2005 compared to approximately 0.90 percent during the same period in the prior year.
Income Tax Provision
We did not recognize an income tax benefit for the six months ended June 30, 2005 or 2004

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
since we recorded a full valuation allowance against our deferred taxes in 2003.
Shares Outstanding
Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding increased to 46,894,000 for the six months ended June 30, 2005 from 40,840,000 for the same period in the prior year mainly due to 5,838,182 shares issued as a result of the Zamba acquisition in 2004, as well as shares issued under our employee stock purchase plan and stock option plans.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $6.7 million and $5.9 million for the six months ended June 30, 2005 and 2004, respectively. Net cash used in operating activities for the six months ended June 30, 2005 primarily resulted from the loss for the period and payments related to restructuring and other charges, corporate insurance payments and payments relating to the acquisitions of Zamba and Proceed. These corporate insurance and acquisition payments resulted in an increase in other current assets and a decrease in other current liabilities, respectively. Partially offsetting these amounts was $4.7 million in cash received from the litigation settlement. This resulted in a one-time gain of $2.7 million as shown in the statement of operations and a decrease in other assets of $2.0 million.
Days sales outstanding decreased by 10 days to 60 days at June 30, 2005 as compared to 70 days at June 30, 2004, due to improved collections during the six months ended June 30, 2005.
Estimated future cash commitments include various office facilities, property and office equipment under operating leases and other costs that expire at various dates; severance costs relating to restructuring and other charges; committed computer system costs; and an annual commitment for telecommunications. The Company has no guarantees of third party debt or any other off-balance sheet commitments as of June 30, 2005. A summary of our contractual obligations at June 30, 2005 is as follows:

	Payments Due By Period (In thousands)
	Remaining
	Quarters in
	2005	2006	2007	2008	Total
Operating leases (net of restructuring and other charges)	$437	$659	$363	$6	$1,465
Cash outlay for restructuring and other charges	980	259	28	—	1,267
Purchase obligations (net of restructuring and other charges)	370	5	—	—	375

Total	$1,787	$923	$391	$6	$3,107

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
There were no cash flows used in investing activities during the six months ended June 30, 2005. We currently have no material commitments for capital expenditures.
Net cash used in financing activities was $0.5 million for the six months ended June 30, 2005 as the line of credit, which was recorded as part of our acquisition of Zamba on December 31, 2004, was paid in full. Partially offsetting this amount were proceeds from the exercise of stock options and our employee stock purchase plan.
Our cash and cash equivalents at June 30, 2005 were $22.7 million. Depending on revenues and cash collections, we expect our cash and cash equivalent balance at September 30, 2005 to be approximately $19.3 million to $20.3 million. Our investment policy is to maintain most of our cash and cash equivalents in highly liquid, large money market type funds. This policy exposes us to short-term interest rate fluctuations. We expect to experience continued operating losses until revenues increase sufficiently to cover operating costs. Until such time as we are able to generate positive cash flow, our primary sources of liquidity are our existing cash and cash equivalents. If we are not successful in increasing revenues and eliminating negative cash flows, it could become necessary to raise additional capital to offset losses from operations. There can be no assurance that we will be able to obtain any financing or that, if we were to be successful in finding financing, it would be on favorable terms.
Operating results and liquidity, including our ability to raise additional capital if necessary, may be materially and adversely affected by continued low demand for the Company’s services. In addition, a number of other factors are set forth below under “Assumptions Underlying Certain Forward-Looking Statements and Factors that May Affect Future Results.”
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
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
ASSUMPTIONS UNDERLYING CERTAIN FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This Form 10-Q contains or may contain certain forward-looking statements concerning our financial position, results of operations, cash flows, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “project,” and other similar expressions. These forward-looking statements involve significant risks and uncertainties. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form 10-Q include, among others, our ability to successfully introduce new service offerings, our ability to manage the pace of technological change including our ability to refine and add to our service offerings to adapt to technological changes, our ability to manage the current downturn in our business and in our industry and changes in the economy, our ability to manage our current decreased revenue levels, our ability to attract new business and increase revenues, our ability to attract and retain employees, the limited level of options available for grants to attract new employees and to retain existing employees, our ability to accommodate a changing business environment, general business and economic conditions in our operating regions, market conditions and competitive factors, our dependence on a limited number of clients and the potential loss of significant clients, our ability to continue to attract new clients and sell additional work to existing clients, our ability to successfully integrate the Zamba business with our business, our ability to manage costs and headcount relative to expected revenues, and the impact of delisting from the Nasdaq National Market if our stock price remains below $1 per share, all as more fully described herein and in our Annual Report on Form 10-K for the year ended December 31, 2004 under Management’s Discussion and Analysis of Financial Condition and Results of Operations “Assumptions Underlying Certain Forward-Looking Statements and Factors that May Affect Future Results” and elsewhere from time to time in our other SEC reports. Such forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If we do update or correct one or more forward-looking statements, readers, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Actual results may vary materially.

TECHNOLOGY SOLUTIONS COMPANY
PART I. FINANCIAL INFORMATION
(Continued)
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
TSC is exposed to interest rate fluctuations. Changes in interest rates affect interest income and expense on cash and cash equivalents. The Company’s cash and cash equivalents are primarily invested in overnight money market type accounts. Average interest rates were approximately 2.67 percent during the six months ended June 30, 2005 compared to 0.90 percent during the same period in the prior year and approximately 2.90 percent during the three months ended June 30, 2005 compared to 0.90 percent during the same period in the prior year. Based on the cash and cash equivalents balances as of June 30, 2005 and 2004, a hypothetical 1.00 percent increase in interest rates would have resulted in approximately $0.1 million in additional net investment income during each of the quarters ended June 30, 2005 and 2004 and the six months ended June 30, 2005 and approximately $0.2 million for the six months ended June 30, 2004.
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

TECHNOLOGY SOLUTIONS COMPANY
PART II. OTHER INFORMATION
ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company has a stock repurchase program, which allows for share repurchases of up to 11,525,327 shares of outstanding Company common stock (the “Repurchase Program”). The Repurchase Program was approved by the Board of Directors during September 2000 (3,000,000 shares), August 2001 (2,000,000 shares), April 2002 (3,930,327 shares) and February 2003 (2,595,000 shares). During the six months ended June 30, 2005, the Company did not purchase any shares. The Company has repurchased an aggregate total of 6,838,127 shares since the inception of this Repurchase Program in September 2000. All repurchases were made in the open market, subject to market conditions and trading restrictions. As of June 30, 2005, there were 4,687,200 shares available to be purchased under the Repurchase Program. The timing and size of any future stock repurchases are subject to market conditions, stock prices, cash position and other cash requirements.
ITEM 6—EXHIBITS
     (a) Exhibits

Exhibit #	Description of Document
10.01	Employment agreement with Philip J. Downey, filed as Exhibit 99.1 to TSC’s Current Report on Form 8-K dated July 18, 2005, file no. 0-19433, is herby incorporated by reference.

10.02	Employment agreement with Sandor Grosz, filed as Exhibit 99.2 to TSC’s Current Report on Form 8-K dated July 18, 2005, file no. 0-19433, is herby incorporated by reference.

31.1*	CEO Certification

31.2*	CFO Certification

32.1*	Certification of Michael R. Gorsage Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2*	Certification of Sandor Grosz Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

TECHNOLOGY SOLUTIONS COMPANY
PART II. OTHER INFORMATION- (Continued)
All other items in Part II are either not applicable to the Company during the quarter ended June 30, 2005, the answer is negative, or a response has been previously reported and an additional report of the information is not required, pursuant to the instructions to Part II.

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY SOLUTIONS COMPANY
Date: August 15, 2005	By:	/s/ SANDOR GROSZ
Sandor Grosz
Chief Financial Officer