Form 10-Q
period 2005-09-30
TECHNOLOGY SOLUTIONS COMPANY
filed 2005-11-14
CIK 877645

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
Commission file number 0–19433
Technology Solutions Company
Incorporated in the State of Delaware
I.R.S. Employer Identification No. 36-3584201
205 North Michigan Avenue
Suite 1500
Chicago, Illinois 60601
(312) 228-4500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 9, 2005 there were outstanding 2,354,356 shares of TSC Common Stock, par value $.01.

TECHNOLOGY SOLUTIONS COMPANY
Index to Form 10-Q
Note: As discussed in Note 10 to the consolidated financial statements, a one-for-twenty reverse stock split of all of the Company’s issued Common Stock became effective on October 25, 2005. The share and per share amounts contained in this Quarterly Report on Form 10-Q do not reflect the reverse stock split for amounts dated prior to October 25, 2005.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,951	$30,032
Receivables, less allowance for doubtful receivables of $72 and $73	7,840	6,182
Other current assets	945	708

Total current assets	29,736	36,922
COMPUTERS, FURNITURE AND EQUIPMENT, NET	332	509
GOODWILL	7,298	7,884
INTANGIBLE ASSETS, NET	1,232	2,090
LONG-TERM RECEIVABLES AND OTHER	3,614	5,679

Total assets	$42,212	$53,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,054	$960
Line of credit	—	649
Accrued compensation and related costs	3,665	4,987
Restructuring accruals	589	696
Other current liabilities	2,743	3,998

Total current liabilities	8,051	11,290

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; shares authorized — 10,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized — 100,000,000; shares issued — 50,533,970; shares outstanding 47,092,548 and 46,851,460	505	505
Capital in excess of par value	127,378	127,583
Stock based compensation	89	—
Accumulated deficit	(89,167)	(81,282)
Treasury stock, at cost, 3,441,422 and 3,682,510 shares	(4,875)	(5,217)
Accumulated other comprehensive income:
Cumulative translation adjustment	231	205

Total stockholders’ equity	34,161	41,794

Total liabilities and stockholders’ equity	$42,212	$53,084

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
REVENUES:
Revenues before reimbursements	$9,347	$7,741	$28,341	$24,043
Reimbursements	1,213	1,071	3,762	3,220

	10,560	8,812	32,103	27,263

COSTS AND EXPENSES:
Project personnel	5,487	4,992	18,516	15,713
Other project expenses	1,706	1,442	6,103	4,172
Reimbursable expenses	1,213	1,071	3,762	3,220
Bad debt expense	—	—	—	12
Management and administrative support	3,224	3,948	11,818	10,735
Intangible asset amortization	253	—	765	—
Goodwill and intangible asset impairment	—	—	679	—
Restructuring and other charges (credits)	—	—	1,674	(579)
Gain on litigation settlement	—	—	(2,722)	—
Incentive compensation	—	233	—	789

	11,883	11,686	40,595	34,062

OPERATING LOSS	(1,323)	(2,874)	(8,492)	(6,799)

OTHER INCOME:
Net investment income	247	279	607	594

LOSS BEFORE INCOME TAXES	(1,076)	(2,595)	(7,885)	(6,205)

INCOME TAX PROVISION	—	—	—	—

NET LOSS	$(1,076)	$(2,595)	$(7,885)	$(6,205)

BASIC NET LOSS PER COMMON SHARE	$(0.02)	$(0.06)	$(0.17)	$(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	47,023	40,875	46,936	40,851

DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.06)	$(0.17)	$(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	47,023	40,875	46,936	40,851

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the
	Nine Months Ended
	September 30,
	2005	2004
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,885)	$(6,205)
Restructuring and other charges (credits)	1,674	(579)
Goodwill and intangible asset impairment	679	—

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,087	313
Provision for receivable valuation allowances and reserves for possible losses	—	12
Non-cash stock compensation	89	—

Changes in assets and liabilities:
Receivables	(1,658)	(231)
Sales of trading securities related to deferred compensation plan	—	6,712
Other current assets	(284)	(562)
Accounts payable	102	312
Accrued compensation and related costs	(1,315)	1,363
Deferred compensation liability	—	(6,712)
Restructuring accruals	(1,674)	(981)
Other current liabilities	(1,196)	(500)
Other assets	2,068	11

Net cash used in operating activities	(8,313)	(7,047)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(208)	(422)

Net cash used in investing activities	(208)	(422)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit	(649)	—
Proceeds from exercise of stock options	9	1
Proceeds from employee stock purchase plan	128	103
Purchase of Company stock for treasury	—	(76)

Net cash (used in) provided by financing activities	(512)	28

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(48)	(61)

DECREASE IN CASH AND CASH EQUIVALENTS	(9,081)	(7,502)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,032	41,104

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,951	$33,602

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(In thousands, except share and per share data)
NOTE 1 — BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Technology Solutions Company and its subsidiaries (“TSC” or the “Company”). The consolidated balance sheet as of September 30, 2005, the consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004 and the consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2005 and for all periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the United States Securities and Exchange Commission (“SEC”) on March 24, 2005.
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
NOTE 3 — NEW ACCOUNTING STANDARDS
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision to SFAS No. 123. SFAS No. 123R will, with certain exceptions, require entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurements of that cost will be based on the fair value of the equity or liability instruments issued. In April 2005, the Securities and Exchange Commission (“SEC”) issued Release No. 33-8568 which amended the compliance date of SFAS No. 123R to be effective beginning with the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. SFAS No. 123R will be effective for the Company starting with the quarter ending March 31, 2006. While the Company is currently evaluating the impact of the adoption of SFAS No. 123R,

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)
the Company believes the impact will be material to its results of operations as shown in its current disclosure under SFAS No. 123 (see Note 4).
NOTE 4 — STOCK OPTIONS
The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation costs for employee stock options are measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock. For options issued during the three and nine months ended September 30, 2005 and 2004, no stock-based compensation is reflected in net loss in the accompanying consolidated statements of operations, as all such options had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock based compensation of $89 was recorded during the three months ended March 31, 2005 relating to an option grant that took place within a six month period prior to a cancellation.
The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation.

	For the Three Months		For the Nine Months Ended
	Ended September 30,		September 30,
	2005	2004	2005	2004
Net loss:
As reported	$(1,076)	$(2,595)	$(7,885)	$(6,205)

Less: Stock-based compensation expense determined under fair value method for all awards, net of related taxes (as applicable)	(348)	(479)	(852)	(1,422)

Pro forma	$(1,424)	$(3,074)	$(8,737)	$(7,627)

Basic net loss per common share:
As reported	$(0.02)	$(0.06)	$(0.17)	$(0.15)
Pro forma	$(0.03)	$(0.08)	$(0.19)	$(0.19)
Diluted net loss per common share:
As reported	$(0.02)	$(0.06)	$(0.17)	$(0.15)
Pro forma	$(0.03)	$(0.08)	$(0.19)	$(0.19)
As of September 30, 2005 and 2004, options to purchase 9,012,322 and 11,385,032 shares of common stock were outstanding, respectively, and options to purchase an additional 4,607,575 and 1,637,688 shares of common stock were available for grant, respectively, under the Technology Solutions Company 1996 Stock Incentive Plan.

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)
NOTE 5 — CAPITAL STOCK
The Company has a stock repurchase program, which allows for share repurchases of up to 11,525,327 shares of outstanding Company common stock (the “Repurchase Program”). During the nine months ended September 30, 2005, the Company did not purchase any shares. During the nine months ended September 30, 2004, the Company purchased 75,500 shares for $76. The Company has repurchased an aggregate of 6,838,127 shares since the inception of the Repurchase Program in September 2000. As of September 30, 2005, there were 4,687,200 shares available to be purchased under the Repurchase Program.
The timing and size of any future stock repurchases are subject to market conditions, stock prices, cash position and other cash requirements.
NOTE 6 — LOSS PER COMMON SHARE
The Company discloses basic and diluted loss per share in the consolidated statements of operations under the provisions of SFAS No. 128, “Earnings Per Share.” Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during each period presented, plus the dilutive effect of common equivalent shares arising from the assumed exercise of stock options using the treasury stock method. Common equivalent shares of 40,393 and 494,743 for the three and nine months ended September 30, 2005 and common equivalent shares of 721,301 and 921,749 for the three and nine month ended September 30, 2004 were not included in the diluted loss per share calculation as they were antidilutive. Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during each period presented.
Reconciliation of basic and diluted loss per share for the three months ended:

	September 30, 2005			September 30, 2004
			Per			Per
	Net	Shares	Common	Net	Shares	Common
	Loss	(In Thousands)	Share	Loss	(In Thousands)	Share
Basic loss per share	$(1,076)	47,023	$(0.02)	$(2,595)	40,875	$(0.06)

Effect of stock options	—	—		—	—

Diluted loss per share	$(1,076)	47,023	$(0.02)	$(2,595)	40,875	$(0.06)

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)
Reconciliation of basic and diluted loss per share for the nine months ended:

	September 30, 2005			September 30, 2004
			Per			Per
	Net	Shares	Common	Net	Shares	Common
	Loss	(In Thousands)	Share	Loss	(In Thousands)	Share
Basic loss per share	$(7,885)	46,936	$(0.17)	$(6,205)	40,851	$(0.15)

Effect of stock options	—	—		—	—

Diluted loss per share	$(7,885)	46,936	$(0.17)	$(6,205)	40,851	$(0.15)

NOTE 7 — COMPREHENSIVE (LOSS) INCOME
The Company’s comprehensive (loss) income was as follows:

	For the Three Months		For the Nine Months Ended
	Ended September 30,		September 30,
	2005	2004	2005	2004
Net loss	$(1,076)	$(2,595)	$(7,885)	$(6,205)
Other comprehensive income (loss):
Translation adjustment	7	1	26	(8)

Other comprehensive income (loss)	7	1	26	(8)

Total comprehensive loss	$(1,069)	$(2,594)	$(7,859)	$(6,213)

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS, NET
     The changes in the carrying amount of goodwill for the nine months ended September 30, 2005, were as follows:

Balance as of December 31, 2004	$7,884
Impairment loss	(586)

Balance as of September 30, 2005	$7,298

The changes in the carrying amount of net intangible assets for the nine months ended September 30, 2005, were as follows:

Balance as of December 31, 2004	$2,090
Amortization	(765)
Impairment loss	(93)

Balance as of September 30, 2005	$1,232

     The Company’s goodwill and intangible assets are reviewed at least annually for impairment or if an event occurs or if circumstances change that may reduce the fair value of the acquisition

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)
below its book value in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The company recorded a $679 impairment charge during the three months ended June 30, 2005 related to the goodwill and an intangible asset resulting from the October 2004 acquisition of the assets of Proceed North America LLC. This impairment arose as a result of the Company’s strategic realignment (as discussed in Note 9) and the termination of a business agreement.
NOTE 9 — OTHER EVENTS
In the second quarter of 2005, the Company recorded $1,687 in restructuring and other charges as a result of a strategic realignment and the related cost reductions. This charge consisted of severance costs of professional personnel, office closures and other costs. As of September 30, 2005, there was an accrual balance of $589. The Company expects to utilize the balance by 2007. The following table provides the components of this charge.

Restructuring and Other		Cash(1)	Non-cash	Balance as of
Charges - 2005	Charge	Payments	Usage	Sept. 30, 2005
Severance costs (23 employees)	$1,173	$878	$—	$295
Office closures	511	175	45	291
Other costs	3	—	—	3

Total	$1,687	$1,053	$45	$589

(1) Net cash payments totaling $1,053 were made during the nine months ended September 30, 2005.
In the second quarter of 2003, the Company recorded $5,211 in restructuring and other charges as a result of organizational changes announced in June 2003. These charges consisted of the severance costs of professional personnel and executives, and office reductions as well as professional fees incurred in connection with terminated negotiations with a party that had expressed interest in acquiring the Company. During the three months ended June 30, 2005, this charge was reduced by $13 to $4,932 and during the three months ended March 31, 2004 it was reduced by $266 as the Company was able to favorably terminate one of its office leases. During the three months ended September 30, 2005, the Company made the final payment on its remaining contractual lease obligation. Accordingly, no further payments are due on this charge. The following table provides the components of this charge.

Restructuring and Other		Cash(2)	Non-cash	Balance as of
Charges – 2003	Charge	Payments	Usage	Sept. 30, 2005
Severance costs (approximately 30 employees)	$3,917	$3,860	$33	$24
Office reductions	921	592	64	265
Professional fees	373	383	—	(10)

Total original charge	5,211	4,835	97	279
2004 adjustment	(266)	—	—	(266)
2005 adjustment	(13)	—	—	(13)

Total	$4,932	$4,835	$97	$—

(2) Net cash payments totaling $621 were made during the nine months ended September 30, 2005.

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

Restructuring and Other		Cash	Non-cash	Balance as of
Charges – 1999	Charge	Payments	Usage	Sept. 30, 2005
Lease terminations	$3,011	$725	$35	$2,251
Former executive severance costs	1,814	1,747	150	(83)
CourseNet Systems, Inc. acquisition costs	1,300	—	1,300	—
Asset write-offs	842	—	842	—

Total original charge	6,967	2,472	2,327	2,168

2000 adjustment	(404)	—	—	(404)
2001 adjustment	(1,488)	—	—	(1,488)
2002 adjustment	(144)	—	—	(144)
2004 adjustment	(132)	—	—	(132)

Total	$4,799	$2,472	$2,327	$—

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)
(Continued)
NOTE 10 — SUBSEQUENT EVENTS
On October 14, 2005, the Company announced the filing of an amendment to its Restated Certificate of Incorporation to effect a (i) one-for-twenty reverse stock split (the “Reverse Stock Split”) of all of the Company’s issued common stock, par value $0.01 per share (“Common Stock”), and (ii) decrease in the number of authorized shares of the Company’s Common Stock from one hundred million shares to twenty million shares. Prior to the filing, the amendment was approved by the Company’s shareholders at a special meeting and by the Company’s Board of Directors. The Reverse Stock Split became effective at 12:01 a.m. (EST) on October 25, 2005 and the Company’s Common Stock began trading on a post-split basis at the market open on the same day.
The Reverse Stock Split affected all holders of the Company’s Common Stock uniformly and did not affect any stockholder’s percentage ownership interest in the Company, except to the extent that the Reverse Stock Split resulted in any holder of the Company’s Common Stock receiving cash in lieu of fractional shares. As no scrip or fractional certificates of the Common Stock will be issued in connection with the Reverse Stock Split, stockholders who otherwise would have been entitled to receive a fractional share because they held a number of shares of the Common Stock not evenly divisible by twenty are entitled, upon surrender of certificate(s) representing those shares, to a cash payment in lieu of any fraction. The cash payment was determined by multiplying the fraction by the per share closing price of the Common Stock on the Nasdaq National Market on the first day for which trading of the Common Stock was reported following the Reverse Stock Split. The ownership of a fractional interest did not give the holder any voting, dividend or other rights except to receive the cash payment just described. The Reverse Stock Split also affected stock options, warrants and securities reserved for issuance pursuant to the Company’s current equity plans. Following the Reverse Stock Split, the number of shares of Common Stock outstanding decreased to 2.35 million from 47.1 million as of October 25, 2005.

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
During the quarter ended June 30, 2005, we implemented a strategic realignment to improve our business and reduce costs. This resulted in a special charge to earnings of $1.7 million and an impairment to goodwill related to Proceed. The actions include a realignment of service offerings within the industry and competency consulting groups, selective headcount reductions and office closings. We are concentrating on three key competencies – enterprise application services, customer relationship management and business technology – and remain focused on growth in our key areas – manufacturing, healthcare, consumer & retail and financial services. We expect quarterly revenues in the fourth quarter of 2005 to be approximately $8.9 million to $9.9 million. We incurred operating losses during the first three quarters of 2005 and each quarter in 2004. We expect to incur an operating loss for the full year 2005 as we continue our efforts to transform and rebuild our business.
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
Intangible asset amortization
Our acquired intangible assets, which consist of amounts related to customer relationships, backlog, agreements not to compete and other business agreements, with definitive lives are amortized over their estimated useful lives. In addition, we evaluate the intangible assets with definite lives to determine whether adjustment to these amounts or estimated useful lives are required based on current events and circumstances.

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
Accounting for Income Taxes
We use an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided using currently enacted tax rates when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have generated certain deferred tax assets as a result of operating losses and temporary differences between book and tax accounting, as well as tax benefits resulting from the exercise of employee stock options that were recorded as additional paid-in capital in the period of exercise. Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. During 2003, we recorded a full valuation allowance against our deferred tax assets. If the realization of our deferred tax assets in future periods is considered more likely than not, an adjustment to our deferred tax asset would increase net income in the period such determination is made. The amount of deferred tax assets considered realizable is based on significant estimates. Changes in these estimates could materially affect our financial condition and results of operations in future periods.
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
In connection with our acquisition of Zamba at the end of 2004, we used the Black-Scholes option-pricing model for the valuation of the options and warrants issued in connection with this acquisition. The Black-Scholes option-pricing model requires assumptions as to the expected lives of the options and warrants, expected volatility of our stock price and risk-free interest rates. As we have not paid and do not anticipate paying dividends, the dividend yield is assumed to be zero.
Goodwill and Intangible Assets
We account for Goodwill and Intangible Assets in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
but, instead, are to be reviewed at least annually for impairment. Intangible assets with definitive lives continue to be amortized over their estimated useful lives.
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
THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2004
Revenues
Consolidated net revenues were $10.6 million for the three months ended September 30, 2005, an increase of 20 percent from the same period in the prior year. Revenues before reimbursements increased 21 percent to $9.3 million from $7.7 million. This increase was mainly due to the acquisition of Zamba on December 31, 2004 as well as new work generated by the client officers hired during the past year.
During the three months ended September 30, 2005, one client accounted for more than 10 percent of revenues before reimbursements (Electro-Motive Diesel, Inc. – 25 percent). During the three months ended September 30, 2004, two clients accounted for more than 10 percent of revenues before reimbursements (United Water Inc. – 14 percent and Caterpillar Inc. – 11 percent). We added 9 new clients and 38 new projects during the three months ended September 30, 2005 compared to 22 new clients and 37 new projects during the same period in the prior year. In total we performed work for 61 clients and 99 projects at new and existing clients during the three months ended September 30, 2005 compared to 64 clients and 87 projects during the

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
same period in the prior year. While the number of new clients declined quarter over quarter, the total number of clients and projects remained relatively consistent year over year.
Costs and Expenses
Project personnel costs were $5.5 million for the three months ended September 30, 2005, an increase of 10 percent from the same period in the prior year. This increase was due to an increase in professional headcount as a result of the acquisition of Zamba, partially offset by the effects of the restructuring announced in the second quarter of this year. Professional domestic headcount increased to 152 as of September 30, 2005 compared to 137 as of September 30, 2004. Project personnel costs as a percentage of revenues before reimbursements decreased to 59 percent for the three months ended September 30, 2005 compared to 64 percent for the same period in the prior year due to improved utilization as well as a slight increase in the average hourly billing rates. Utilization increased to 68 percent from 62 percent and average hourly billing rates increased by one percent to $148.
Other project expenses were $1.7 million for the three months ended September 30, 2005, an increase of 18 percent from the same period in the prior year. This increase was the result of an increase in various costs such as non-billable travel and subcontractor costs. Other project expenses as a percentage of revenues before reimbursements decreased slightly to 18 percent for the three months ended September 30, 2005 from 19 percent from the same period in the prior year.
There was no bad debt expense for the three months ended September 30, 2005 and 2004.
Management and administrative support costs decreased to $3.2 million for the three months ended September 30, 2005 from $3.9 million for the same period in the prior year. This decrease mainly resulted from a decrease in termination pay of $0.5 million and a decrease in various other costs of $0.2 million such as occupancy costs and hiring expenses.
Intangible asset amortization was $0.3 million for the three months ended September 30, 2005 due to the acquisitions of Zamba and Proceed.
No incentive compensation was recorded during the three months ended September 30, 2005 as we did not meet our quarterly objective. Incentive compensation expense was $0.2 million for the three months ended September 30, 2004. We do not expect to accrue incentive compensation during the fourth quarter of 2005.
Operating Loss
Consolidated operating loss was $1.3 million for the three months ended September 30, 2005 compared to $2.9 million for the same period in the prior year. The improvement in the loss mainly resulted from the increase in revenues.

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Other Income
Other income for the three months ended September 30, 2005 was $0.2 million compared to $0.3 million for the same period in the prior year. This decrease was due to a lower cash and cash equivalent balance, offset by an increase in interest rates year over year. Our cash and cash equivalents were primarily invested in overnight money market type accounts. Average interest rates were approximately 3.35 percent for the three months ended September 30, 2005 compared to approximately 1.26 percent during the same period in the prior year.
Income Tax Provision
We did not recognize an income tax benefit for the three months ended September 30, 2005 or 2004 since we recorded a full valuation allowance against our deferred taxes in 2003.
Shares Outstanding
Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding increased to 47,023,000 for the three months ended September 30, 2005 from 40,875,000 during the same period in the prior year mainly due to 5,838,182 shares issued as a result of the Zamba acquisition in 2004, as well as shares issued under our employee stock purchase plan and stock option plans.
NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2004
Revenues
Consolidated net revenues were $32.1 million for the nine months ended September 30, 2005, an increase of 18 percent from the same period in the prior year. Revenues before reimbursements increased 18 percent to $28.3 million from $24.0 million. This increase was mainly due to the acquisition of Zamba on December 31, 2004.
Costs and Expenses
Project personnel costs were $18.5 million for the nine months ended September 30, 2005, an increase of 18 percent from the same period in the prior year. This increase was due to an increase in professional headcount as a result of the acquisition of Zamba. Project personnel costs as a percentage of revenues before reimbursements remained unchanged at 65 percent for the nine months ended September 30, 2005 and 2004. Average hourly billing rates increased slightly to $149 from $147 while utilization decreased slightly to 64 percent from 65 percent.
Other project expenses were $6.1 million for the nine months ended September 30, 2005, an increase of 46 percent from the same period in the prior year. This increase was the result of additional subcontractor costs of $1.1 million, due to the increased use of subcontractors for certain specialized skills; an increase in non-billable travel costs of $0.3 million as a result of increased headcount; and an increase in various other costs of $0.5 million such as hiring and severance costs. Other project expenses as a percentage of revenues before reimbursements

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
increased to 22 percent for the nine months ended September 30, 2005 from 17 percent from the same period in the prior year mainly due to the increase in subcontractor costs.
There was no bad debt expense for the nine months ended September 30, 2005 compared to $12 thousand in the same period in the prior year.
Management and administrative support costs increased to $11.8 million for the nine months ended September 30, 2005 from $10.7 million for the same period in the prior year. This increase mainly resulted from an increase in labor costs due to additional client officers added during the second half of 2004 as well as the acquisition of Zamba.
Intangible asset amortization was $0.8 million for the nine months ended September 30, 2005 due to the acquisitions of Zamba and Proceed.
We recorded a goodwill and intangible asset impairment loss of $0.7 million during the nine months ended September 30, 2005 related to the Proceed acquisition due to our strategic realignment and the termination of a business agreement.
During the nine months ended September 30, 2005, we recorded $1.7 million in restructuring and other charges as a result of a strategic realignment and the related cost reductions. This charge consisted of the severance costs of professional personnel, office closures and other costs. As of September 30, 2005, there was an accrual balance of $0.6 million. We expect to utilize the balance by 2007. The following table provides the components of this charge.

Restructuring and Other		Cash(1)	Non-cash	Balance as of
Charges - 2005 (in thousands)	Charge	Payments	Usage	Sept. 30, 2005
Severance costs (23 employees)	$1,173	$878	$—	$295
Office closures	511	175	45	291
Other costs	3	—	—	3

Total	$1,687	$1,053	$45	$589

(1) Paid during the nine months ended September 30, 2005.
During the nine months ended September 30, 2004, we reversed restructuring and other charges of $0.6 million. This amount consisted of $0.3 million related to certain lease terminations recorded during the quarter ended June 30, 2003; $0.2 million related to the closure of our Latin American operations recorded in 2000; and $0.1 million related to certain lease terminations recorded in 1999.
During the nine months ended September 30, 2005, we settled a contractual dispute that has been pending since 1992. In connection with the settlement and after paying our legal expenses, we received $4.7 million in cash which exceeded by $2.7 million our long-term receivable of $2.0 million related to this matter. As a result of this settlement, we reported a one-time gain in the amount of $2.7 million during the nine months ended September 30, 2005.
No incentive compensation was recorded during the nine months ended September 30, 2005 as we did not meet our quarterly objective. Incentive compensation expense was $0.8 million for

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
the nine months ended September 30, 2004. We do not expect to accrue incentive compensation during the fourth quarter of 2005.
Operating Loss
Consolidated operating loss was $8.5 million for the nine months ended September 30, 2005 compared to $6.8 million for the same period in the prior year. Our operating loss for the nine months ended September 30, 2005 included restructuring and other charges of $1.7 million, goodwill and intangible asset impairment of $0.7 million and the litigation settlement of $2.7 million. Our operating loss for the nine months ended September 30, 2004 included restructuring and other credits of $0.6 million. Excluding these charges and credits, the operating loss was $8.9 million for the nine month ended September 30, 2005 compared to $7.4 million in the same period in the prior year. The increase in the loss, excluding the charges and credits, mainly resulted from the increased headcount from the Zamba acquisition and additional client officers hired during the second half of 2004 and increased use of subcontractors, partially offset by an increase in revenues.
Other Income
Other income for the nine months ended September 30, 2005 was $0.6 million, a slight increase from the same period in the prior year. This increase was a result of increased interest rates year over year despite our lower cash and cash equivalent balance. Our cash and cash equivalents were primarily invested in overnight money market type accounts. Average interest rates were approximately 2.90 percent for the nine months ended September 30, 2005 compared to approximately 1.02 percent during the same period in the prior year.
Income Tax Provision
We did not recognize an income tax benefit for the nine months ended September 30, 2005 or 2004 since we recorded a full valuation allowance against our deferred taxes in 2003.
Shares Outstanding
Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding increased to 46,936,000 for the nine months ended September 30, 2005 from 40,851,000 for the same period in the prior year mainly due to 5,838,182 shares issued as a result of the Zamba acquisition in 2004, as well as shares issued under our employee stock purchase plan and stock option plans.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $8.3 million and $7.0 million for the nine months ended September 30, 2005 and 2004, respectively. Net cash used in operating activities for the nine months ended September 30, 2005 primarily resulted from the loss for the period, an increase in receivables and payments relating to the acquisitions of Zamba and Proceed. The acquisition payments resulted in a decrease in other current liabilities. Partially offsetting these amounts was

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
$4.7 million in cash received from the litigation settlement. This resulted in a one-time gain of $2.7 million as shown in the statement of operations and a decrease in other assets of $2.0 million.
Days sales outstanding increased by 6 days to 67 days at September 30, 2005 as compared to 61 days at September 30, 2004, due to receivables from larger clients who have a longer payment terms with their suppliers.
Estimated future cash commitments include various office facilities, property and office equipment under operating leases and other costs that expire at various dates; severance costs relating to restructuring and other charges; committed computer system costs; and an annual commitment for telecommunications. The Company has no guarantees of third party debt or any other off-balance sheet commitments as of September 30, 2005. A summary of our contractual obligations at September 30, 2005 is as follows:

	Payments Due By Period (In thousands)
	Fourth
	Quarter
	2005	2006	2007	2008	Total
Operating leases (net of restructuring and other charges)	$240	$687	$332	$8	$1,267
Cash outlay for restructuring and Other charges	273	288	28	—	589
Purchase obligations (net of restructuring and other charges)	164	39	10	—	213

Total	$677	$1,014	$370	$8	$2,069

Net cash used in investing activities was $0.2 million during the nine months ended September 30, 2005 for hardware and software purchases. We currently have no material commitments for capital expenditures.
Net cash used in financing activities was $0.5 million for the nine months ended September 30, 2005 as the line of credit, which was recorded as part of our acquisition of Zamba on December 31, 2004, was paid in full. Partially offsetting this amount were proceeds from the exercise of stock options and our employee stock purchase plan.
Our cash and cash equivalents at September 30, 2005 were $21.0 million. Depending on revenues and cash collections, we expect our cash and cash equivalent balance at December 31, 2005 to be approximately $19.0 million to $20.0 million. Our investment policy is to maintain most of our cash and cash equivalents in highly liquid, large money market type funds. This policy exposes us to short-term interest rate fluctuations. We expect to experience continued operating losses until revenues increase sufficiently to cover operating costs. Until such time as we are able to generate positive cash flow, our primary sources of liquidity are our existing cash

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
and cash equivalents. If we are not successful in increasing revenues and eliminating negative cash flows, it could become necessary to raise additional capital to offset losses from operations. There can be no assurance that we will be able to obtain any financing or that, if we were to be successful in finding financing, it would be on favorable terms.
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
ASSUMPTIONS UNDERLYING CERTAIN FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This Form 10-Q contains or may contain certain forward-looking statements concerning our financial position, results of operations, cash flows, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements. Forward-looking statements may be preceded by, followed by or include the words “may,” “will,” “should,” “could,” would,” “potential,” “possible,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “hope,” “project,” and other similar expressions. These forward-looking statements involve significant risks and uncertainties. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. Factors which could cause our actual financial and other results to differ materially from any results that we might project, forecast, estimate or budget in the forward-

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
looking statements in this Form 10-Q include, but are not limited to, our ability to successfully introduce new service offerings, our ability to manage the pace of technological change including our ability to refine and add to our service offerings to adapt to technological changes, our ability to manage the current downturn in our business and in our industry and changes in the economy, our ability to manage our current decreased revenue levels, our ability to attract new business and increase revenues, our ability to attract and retain employees, the limited level of options available for grants to attract new employees and to retain existing employees, our ability to accommodate a changing business environment, general business and economic conditions in our operating regions, market conditions and competitive factors, our dependence on a limited number of clients and the potential loss of significant clients, our ability to continue to attract new clients and sell additional work to existing clients, and our ability to manage costs and headcount relative to expected revenues all as more fully described herein and in our Annual Report on Form 10-K for the year ended December 31, 2004 under Management’s Discussion and Analysis of Financial Condition and Results of Operations “Assumptions Underlying Certain Forward-Looking Statements and Factors that May Affect Future Results” and elsewhere from time to time in our other SEC reports. Forward-looking statements are not guarantees of performance. Forward-looking statements speak only as of the date on which they are made and, except as may be otherwise required by law, we do not undertake any obligation to update any forward-looking statement to reflect subsequent events or circumstances. If we do update or correct one or more forward-looking statements, readers, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. The outcomes expressed or implied in these forward-looking statements could be affected by many important factors. Actual results may vary materially.

TECHNOLOGY SOLUTIONS COMPANY
PART I. FINANCIAL INFORMATION
(Continued)
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
TSC is exposed to interest rate fluctuations. Changes in interest rates affect interest income and expense on cash and cash equivalents. The Company’s cash and cash equivalents are primarily invested in overnight money market type accounts. Average interest rates were approximately 2.90 percent during the nine months ended September 30, 2005 compared to 1.02 percent during the same period in the prior year and approximately 3.35 percent during the three months ended September 30, 2005 compared to 1.26 percent during the same period in the prior year. Based on the cash and cash equivalents balances as of September 30, 2005 and 2004, a hypothetical 1.00 percent increase in interest rates would have resulted in approximately $0.1 million in additional net investment income during each of the quarters ended September 30, 2005 and 2004, approximately $0.2 million for the nine months ended September 30, 2005 and approximately $0.3 million for the nine months ended September 30, 2004.
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
ITEM 4—CONTROLS AND PROCEDURES
The management of the Company, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that all material information relating to the Company that is required to be included in the reports that the Company files with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting that were identified during the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

TECHNOLOGY SOLUTIONS COMPANY
PART II. OTHER INFORMATION
ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company has a stock repurchase program, which allows for share repurchases of up to 11,525,327 shares of outstanding Company common stock (the “Repurchase Program”). The Repurchase Program was approved by the Board of Directors during September 2000 (3,000,000 shares), August 2001 (2,000,000 shares), April 2002 (3,930,327 shares) and February 2003 (2,595,000 shares). During the nine months ended September 30, 2005, the Company did not purchase any shares. The Company has repurchased an aggregate of 6,838,127 shares since the inception of the Repurchase Program in September 2000. All repurchases were made in the open market, subject to market conditions and trading restrictions. As of September 30, 2005, there were 4,687,200 shares available to be purchased under the Repurchase Program. The timing and size of any future stock repurchases are subject to market conditions, stock prices, cash position and other cash requirements.
ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held a special meeting of stockholders on October 14, 2005. Represented at the special meeting, either in person or by proxy, were 44,569,160 voting shares. The proposal was to approve an amendment to the Company’s Restated Certificate of Incorporation. The amendment provided for (i) a reverse stock split to be accomplished through a reclassification and combination of the outstanding shares of TSC’s common stock into a lesser number of shares, at a ratio of one-for-twenty, and (ii) a reduction in the number of authorized shares of TSC’s common stock from 100 million to 20 million. The amendment was approved by the Company’s stockholders. The voting results were as follows:

Votes For	Votes Against	Votes Abstained
43,074,970	1,274,273	219,917

TECHNOLOGY SOLUTIONS COMPANY
PART II. OTHER INFORMATION — (Continued)
ITEM 6—EXHIBITS
     (a) Exhibits

Exhibit #	Description of Document
3.1*	Restated Certificate of Incorporation of Technology Solutions Company, as amended.

3.2	By-Laws of Technology Solutions Company, as amended, filed as Exhibit 3.2 to TSC’s Current Report on Form 8-K dated October 14, 2005, file no. 0-19433, is hereby incorporated by reference.

31.1*	CEO Certification

31.2*	CFO Certification

32.1*	Certification of Michael R. Gorsage Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2*	Certification of Sandor Grosz Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
All other items in Part II are either not applicable to the Company during the quarter ended September 30, 2005, the answer is negative, or a response has been previously reported and an additional report of the information is not required, pursuant to the instructions to Part II.

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY SOLUTIONS COMPANY
Date: November 14, 2005	By:	/s/ SANDOR GROSZ
Sandor Grosz
Chief Financial Officer