Form 10-K
period 2005-12-31
TECHNOLOGY SOLUTIONS COMPANY
filed 2006-03-23
CIK 877645

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2005
Commission file number 0 - 19433
Technology Solutions Company
Incorporated in the State of Delaware
IRS Employer Identification No. 36-3584201
205 North Michigan Avenue, Suite 1500, Chicago, Illinois 60601
(312) 228-4500
Securities Registered Pursuant To
Section 12(g) Of The Act:
Common Stock, $.01 par value per share
Preferred Stock Purchase Rights
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐       Accelerated Filer ☐      Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting stock held by nonaffiliates of the registrant (based upon the per share closing price of $10.80 on June 30, 2005, and, for the purpose of this calculation only, the assumption that all of registrant’s directors and executive officers are affiliates) was approximately $25 million.
The number of shares outstanding of the registrant’s Common Stock, $.01 par value per share, as of March 16, 2006 was 2,507,375.
Documents Incorporated by Reference:
Information required by Part III (Items 10, 11, 12, 13 and 14) of this document is incorporated by reference to certain portions of registrant’s definitive Proxy Statement distributed in connection with its 2006 Annual Meeting of Stockholders.

TECHNOLOGY SOLUTIONS COMPANY
FORM 10-K

Page i

Technology Solutions Company
PART I.
ITEM 1. BUSINESS
Introduction
Technology Solutions Company (“TSC”) is a leading consulting firm delivering specialized technology-enabled business solutions to address clients’ business issues and challenges. TSC provides business process improvement and software solutions related to enterprise applications for PeopleSoft and SAP, customer relationship management (“CRM”) and digital healthcare technology. We focus on industries that have a strategic need for these solutions, primarily manufacturing, healthcare and financial services.
By combining industry know-how with best practices, methodologies and tools, our experienced teams assist clients in designing and deploying business, process and technology strategies. We focus on solutions with measurable value and on the transfer of knowledge to our clients. As a trusted advisor, TSC maintains high client satisfaction levels and long-term relationships based on our collaborative approach and a robust quality assurance program.
As used herein, the terms “TSC” or the “Company,” unless the context otherwise clearly requires, refers to Technology Solutions Company and its subsidiaries. TSC trades on the Nasdaq Stock Market® under the symbol “TSCC.” TSC is incorporated under the laws of the state of Delaware and operates within one reportable business segment. This report discusses the twelve months ended December 31, 2005. The Company’s principal executive office is located in Chicago, Illinois.
Since its inception in May 1988, the Company has performed over 2,500 successful projects with more than 900 clients.
On October 25, 2005, a one-for-twenty reverse stock split of the Company’s common stock became effective. All share and per share data contained herein have been adjusted to reflect the one-for-twenty reverse stock split, except for Item 4. — Submission of Matters to a Vote of Security Holders.
This Form 10-K contains or may contain forward-looking statements concerning our financial position, results of operations, cash flows, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements. Forward-looking statements may be preceded by, followed by or include the words “may,” “will,” “should,” “could,” “would,” “potential,” “possible,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “hope,” “project” or similar expressions. These forward-looking statements involve significant risks and uncertainties. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.
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
Services and Offerings
Technology Solutions Company brings specialized technology-enabled business solutions to the key processes and operations at the heart of successful organizations. Our expertise in enterprise applications ranges from finance and human resources to supply chain management. In customer relationship management, we look at the total customer experience to help our clients provide better service and greater value at every customer touch point. In digital imaging, TSC helps healthcare providers eliminate the high recurring expense of film, optimize processes and ensure that imaging systems work with one another and with other enterprise systems. Underlying all these solutions are our process adoption and training services to facilitate change management and knowledge transfer throughout the implementation process. (See Figure 1)
Figure 1: TSC Consulting Practice Areas

		PeopleSoft		Customer
SAP Enterprise		Enterprise		Relationship		Digital
Applications		Applications		Management		Healthcare
• • • • •	Enterprise Resource Planning Supply Chain Management Supplier Relationship Management Human Capital Management Service Parts Management	• • • • • •	Enterprise Resource Planning Supply Chain Management Human Capital Management Enterprise Performance Management Financials Upgrade Services & Strategy	• • • • •	Customer Experience Management Sales & Order Management Customer & Field Service Product Configuration Marketing & Campaign Management	• • •	Digital Imaging/Picture Archiving & Communication Systems Electronic Health Records Digital Systems Integration & Optimization
Process Adoption & Training

• • •	Change Management Application & Operations Training eLearning	• •	Web & Multimedia Training Learning Management System Implementation

By utilizing experienced, collaborative teams who focus on speed-to-value, TSC helps clients deploy business, process and technology innovations. From IT strategy to project planning to implementation and training, our clients have access to knowledgeable resources at each stage of the engagement.
Acquisitions
The Company acquired two companies in 2004 in separate transactions. On December 31, 2004, the Company completed the acquisition of Zamba Corporation, which gives the Company a stronger position in the customer relationship management market. On October 5, 2004, TSC acquired the assets of Proceed North America LLC, an implementer of SAP® Packaged Services. On March 15, 2006, TSC announced that it has acquired the consulting assets of Charter Consulting, Inc., which positions the Company to provide enhanced consulting value in strategic customer demand generation and operational effectiveness.
Clients
TSC’s business is primarily focused on the commercial market, serving clients based in the United States, but also supports global deployments and some international clients. The Company’s typical clients are companies with between $250 million to $2 billion in annual revenue or similar sized divisions of larger corporations. During 2005, TSC performed project work for 110 clients. During 2005, our top client represented 17 percent (Electro-Motive Diesel Inc.) of revenues before reimbursements. During 2004, our top client represented 10 percent (United Water Inc.) of revenues before reimbursements. During 2003, the top two clients represented 15 percent (Exxon Mobil Corp.) and 11 percent (Caterpillar Inc.) of revenues before reimbursements, respectively.
Competition
The IT/business consulting market is highly competitive and continually changing due to shifting business requirements and evolving technology. The Company’s revenue is primarily derived from companies with between $250 million to $2 billion in annual revenue, including Fortune 1000 companies, or similar sized divisions of larger corporations, and there is vigorous competition for these consulting engagements.
TSC’s competitors include international, national and regional consulting and implementation organizations, contract programming companies (including offshore groups), and the professional services divisions of application software firms. The firm also competes with clients’ internal IT resources. Many of TSC’s competitors have significantly greater financial, technical and marketing resources as well as greater name recognition.
Competition has intensified in recent years as a result of both economic and market pressures. Clients continue to try to minimize costs, negotiate lower prices, or perform IT services in-house. In addition, there has been increased competition within the industry.
TSC believes the principal competitive factors in the consulting industry include:
•	Industry and technology expertise and the ability to deliver innovative service offerings

•	Quality of services and solutions, as well as the skills to achieve results on a timely basis and to add value to the client’s business

•	Long-term client relationships, as well as a reputation for delivering successful projects
Competitive Differentiation
TSC believes that it differentiates itself from its competitors in four key areas:
•	Intellectual capital, innovation and execution: TSC has a tradition of turning leading-edge ideas into real-world business strategies and processes for its clients. The Company’s industry, process and technology experts drive the development of innovative services to enhance our clients’ business and IT operations. TSC’s consulting staff utilizes continuous peer knowledge exchange to share best practices from current projects and from strategic relationships with software and technology providers. This intellectual capital forms the foundation of TSC’s value-add services, tools and methodologies.

•	Experience-based delivery model: Our consultants plan, design and implement business solutions for our clients based on deep knowledge of industry processes and best practices, combined with expertise in current technologies and applications. Led by senior-level professionals with both industry and consulting experience, our engagement teams leverage our proven methodologies and tools to deploy specialized business solutions to our clients.

•	Highly skilled, results-driven engagement teams: TSC has produced measurable benefits to its clients over the years through seasoned and experienced consulting professionals (with an average of more than 18 years experience); the use of proprietary implementation tools; the ability to apply new technologies and innovative business solutions; a flat project staffing model of more experienced personnel and less total personnel per project; and the quality of its work product.

•	Objective advisor: TSC works with a variety of vendors to shape and implement our service offerings and can provide clients with objective advice in areas of applications, tools and technology.
Business Development
TSC employs several primary revenue generation approaches — through relationships cultivated by its client officers; through selling efforts of its business development professionals; through specialty services that address targeted industry and business concerns; and through intellectual capital and lead-generating marketing programs.
Strategic Relationships
The Company has strategic relationships with software and technology providers that complement and support its service offerings, including SAP® and Oracle/PeopleSoft. TSC enters into these relationships to provide integrated, high-value solutions to clients and to leverage joint business development opportunities. TSC’s relationships are non-exclusive, and

TSC remains independent from these providers thereby providing clients unbiased counsel and a broad spectrum of services to meet their business needs.
International
TSC had limited international operations in 2005 and 2003 and no international operations in 2004. International operations represented less than one percent of revenues in 2005 and 2003 (see Note 14 in “Notes to Consolidated Financial Statements”). The international operations were in Canada during 2005 and in Europe during 2003. For additional information about certain risks related to the Company’s international operations, see further discussions in Item 1A. – Risk Factors.
Personnel
As of December 31, 2005, TSC had a total professional staff of 143 (excluding Infrastructure). The following table summarizes, as of December 31, 2005, the experience levels of TSC’s professional staff (excluding sales and marketing personnel).

		Average Relevant Experience (Years)
	% of
Level	Total	Consulting	Industry	Total
Client Officers / Senior Vice Presidents	8%	15	9	24
Vice Presidents	12%	10	11	21
Managers	22%	9	12	21
Leads	34%	8	12	20
Analysts	20%	6	7	13
Associate Consultants	4%	1	2	3
Infrastructure
As of December 31, 2005, TSC had a staff of 25 individuals who comprised the corporate infrastructure support function. The services provided by infrastructure include: senior corporate management; accounting; financial reporting; finance; tax; legal; treasury; human resources; employee benefits; marketing; public and investor relations; office operations; staffing of our project personnel; recruiting; training; internal communications; internal technology applications; management of new business opportunities; planning; quality assurance; and risk management.
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
Executive Officers of the Registrant

The executive officers of TSC are as follows:

Carl F. Dill, Jr.	Chairman and Acting Chief Executive Officer
Philip J. Downey	Vice President — General Counsel and Corporate Secretary
Sandor Grosz	Vice President and Chief Financial Officer
Carl F. Dill, Jr., age 60, has been Acting Chief Executive Officer and Chairman of the Board of the Company since December 2005. He served as Lead Director of the Company from May 2005 to December 2005. He has been a Director of the Company since July 2001. Since June 2001, he has served as a strategic advisor to a number of high-tech and consulting businesses. From 1998 until 2001, he served as Vice President and Chief Information Officer of Time Warner, Inc. Mr. Dill served from 1982 until 1998 as Senior Vice President and Chief Information Officer for McDonald’s Corporation. He is also a Director of ThoughtWorks, Inc. and an advisory board member for Arxan Technologies, Inc.
Philip J. Downey, age 54, has been Vice President — General Counsel and Corporate Secretary since October 1, 2004. Mr. Downey joined TSC in December 1997 as Director of Taxes and was promoted to Vice President Tax and Tax Counsel in January 2000. Prior to joining TSC, he had over 24 years of tax and law experience, including Chief Operating Officer at Empire Carpet, Director of International Taxes for Quaker Oats, and five years with the Internal Revenue Service. He is a member of the Illinois Bar and a Certified Public Accountant.
Sandor Grosz, age 50, has been Vice President and Chief Financial Officer of Technology Solutions Company since October 1, 2004. Mr. Grosz joined TSC in March 1997 as International Controller and was promoted to the role of Corporate Controller in December 1997. From 1988 to 1997, he was Vice President of Finance for Management Consulting Group PLC, an international consulting firm. His prior experience includes public accounting and litigation support consulting, most recently as a Senior Audit Manager with KPMG Peat Marwick. He is a Certified Public Accountant.
Available Information
The Company maintains an Internet web site at http://www.techsol.com that includes a hypertext link to the Securities and Exchange Commission’s (SEC) web site where the Company’s Annual

Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time that they are filed with or furnished to the SEC. The contents of our website are not incorporated herein by reference.
ITEM 1A. RISK FACTORS
We operate in an environment that is difficult to predict and that involves significant risks and uncertainties, many of which are beyond our control. These risks and uncertainties include, but are not limited to, those set forth below. Other risks and uncertainties not presently known to us or that are not currently believed to be important, if they materialize, also may adversely affect us. In particular, these risks and uncertainties could cause our actual financial, operating and other results to differ materially from any results that we might project, forecast, estimate or budget in our forward-looking statements.
We are subject to numerous risks currently affecting our business.
We are currently subject to many risks, including, without limitation:
•	our ability to manage decreased revenue levels;

•	our need to attract new business and increase revenues;

•	our declining cash position;

•	our ability to manage costs and headcount relative to expected revenues;

•	our ability to successfully introduce new service offerings;

•	our dependence on a limited number of clients for a large portion of our revenue;

•	the potential loss of significant clients;

•	our ability to attract new clients and sell additional work to existing clients;

•	our ability to attract and retain employees;

•	the rapidly changing nature of information technology services, including our ability to keep pace with technological and market changes and our ability to refine and add to existing service offerings;

•	the decreasing level of options available for grants by us to attract new employees and to retain existing employees; and

•	changing business, economic or market conditions and changes in competitive and other factors.
We must increase revenues and return to profitability in order to continue as a going concern.
We have experienced ongoing decreased demand for our services resulting in declining revenues and recurring operating losses. For the years ended December 31, 2005 and 2004 we had operating losses of $18.1 million and $9.3 million, respectively. We need to attract business from new clients through sales and marketing efforts and through specialty services that address targeted industry and business concerns in order to continue as a successful service provider.
We have introduced a number of new service offerings to address the need for increased revenues. The acquisition of Zamba formed the basis of our current CRM practice and our recent Charter acquisition is intended to form the basis of our Operational Excellence practice. In addition, our healthcare service offering is another example of our efforts to expand our base of services. No assurance can be given that these or any future service offerings will gain acceptance with our existing clients or any prospective clients. For example, in the past we have introduced service offerings in the consumer products and retail areas that have been less successful than anticipated and have been discontinued. The absence of successful new service offerings or substantial expansion of existing service lines will have an adverse impact on our future revenues. In addition, the introduction of unsuccessful service offerings may result in write-offs and other expenses that could adversely affect our operating performance and financial condition.
In recent years no major technological developments have been introduced that could replace the applications with respect to which we currently provide services and could render some of our existing expertise obsolete. If such developments occur there can be no assurance that we will have the technological expertise to provide services to address such developments or to replace services that become obsolete.
If we are unable to increase revenues and regain profitability, we will realize a decline in the quality of our services and products and our ability to retain key personnel and our business, financial condition and results of operations will suffer.
If we continue to experience operating losses, our cash resources will be depleted and additional sources of cash will be required if we are to continue as a going concern.
We expect to experience continued operating losses until revenues increase sufficiently to cover operating costs. Until such time, our operating losses and the associated cash requirements are expected to be funded from existing cash resources. If we are not successful in increasing revenues and eliminating negative cash flows, it will be necessary to raise additional capital to offset losses from operations. There can be no assurance that we will be able to obtain any financing or that, if we were to be successful in finding financing, it would be on favorable terms. Failure to obtain necessary cash resources will threaten our ability to continue as a going concern.
We must manage costs to match the level of demand for our services, and failure to do so will adversely affect our business.
We regularly evaluate our business needs and the skill sets of our employees in order to balance our resources and costs. Any failure to effectively manage costs and resources will adversely affect our business. While we have taken steps to reduce our costs, we may be required to take further actions to reduce our costs if revenues are insufficient to support our cost structure. However, we may encounter limits to our ability to reduce our costs further. Accordingly, no assurance can be given that we will be able to implement additional cost reductions necessary to match declining demand. In addition, efforts to reduce our cost structure could adversely affect our ability to increase our future revenues. Any decline in demand without a corresponding and timely reduction in staffing and other expenses, or a staffing increase that is not accompanied by a corresponding increase in demand, could have a material adverse effect on our business, operating results and financial condition. Additionally, any future increase in demand without a corresponding increase in staffing may render us unable to maintain or improve our market share and/or strain or overwhelm existing management resources, operational resources, financial resources and management information systems. There can be no assurance that we will be able to successfully manage future fluctuation in demand.

Our expense levels are based, in part, on expectations of future revenues. In addition, a significant percentage of our operating expenses, particularly rent and depreciation, is fixed. Accordingly, an unanticipated decrease in the number or average size of, or an unanticipated delay in the scheduling for, projects, or other decrease in revenues, could materially and adversely affect our operating results and otherwise adversely affect our operations.
An unanticipated termination or decrease in the size or scope of a major project, a client’s decision not to proceed with a project as anticipated or the completion during a quarter of a major client project could diminish employee utilization and have a material adverse effect on our business, financial condition and results of operations. Revenues and earnings may also fluctuate from quarter to quarter because of such factors as:
•	the contractual terms and timing of completion of projects, including achievement of certain business results;

•	any delays incurred in connection with projects;

•	the adequacy of provisions for losses and bad debts;

•	the accuracy of our estimates of resources required to complete ongoing projects;

•	the loss of key highly skilled personnel necessary to complete projects;

•	increases in expenditures to support new service offerings, e.g., acquisitions of people and technology; and

•	general economic conditions.
We may not realize expected benefits from any restructuring initiatives.
In recent years, we have restructured our business and reduced our workforce in order to more closely match our expenses with out revenues. We may have to institute additional restructurings in the future to achieve incremental cost savings or to strategically realign our resources and service offerings. We cannot predict whether we will realize synergies and improved operating performance as a result of any such restructuring. We also cannot predict whether any restructuring will adversely affect our ability to retain key employees which, in turn, could adversely affect our operating results.
Our inability to achieve appropriate utilization rates or charge acceptable rates for our services could adversely affect our operating profit.
Our current operating profit margins are largely a function of the respective rates we are able to recover for our services and the utilization rate, or chargeability, of our professionals. Accordingly, if we are not able to achieve appropriate pricing for our services or an appropriate utilization rate for our professionals, our operating profit margin will suffer in the absence of corresponding cost reductions.
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
We face continuous pressure from several directions on the rates charged to clients. Many of our competitors, including larger consulting firms with greater financial and personnel resources, smaller consulting firms with lower cost structures and large consulting firms in offshore locations such as India that have access to pools of technical consultants at lower costs than consultants based in the United States, may be willing to provide the services at a lower cost than us.
Our utilization rates are affected by a number of factors, including:
•	our ability to transition employees from completed projects to new engagements;

•	our ability to enter into long-term contractual relationships with clients;

•	our ability to accurately forecast demand for our services and thereby maintain an appropriate headcount;

•	our ability to increase the ratio of billable employees to non-billable employees; and

•	our ability to manage attrition.
We must balance our supply of consultants skilled in a particular service with the demand for that service. If the utilization rate of our consultants is very high it may be difficult to add new clients for these services. Conversely, if the utilization rate is too low the profitability of our business will be adversely impacted.
Any negative changes to our retention of consultants, utilization rates or billable rates could materially adversely affect our business, financial condition and results of operations.
A limited number of our clients comprise a large portion of our revenues and any decrease in revenues from these clients could have an adverse effect on our business, financial condition, operating results and prospects.
We derive a significant portion of our revenue from a limited number of clients. During 2005, our top two clients accounted for 23% of our revenues before reimbursements and our top five clients accounted for 39% of our revenues before reimbursements. In 2004, our top two clients accounted for 19% of our revenues before reimbursements and our top five clients accounted for 38% of our revenues before reimbursements.
The loss of one or more of these clients could materially adversely affect our business, financial condition and results of operations. Although our large clients vary from time to time and long-term revenues do not rely on any one client, our revenues, results of operations and financial position could be materially adversely affected if we were to lose one or more of our top clients or if we were to fail to collect a large account receivable due from one of these clients.
It is also necessary to replace completed projects with new projects for the same clients or with projects from new clients. No assurance can be given that we will be able to successfully replace completed projects.

Unanticipated cancellations or suspensions of projects could adversely affect our operating results.
Because of the project-based nature of our work and the fact that many of the projects we undertake are large, there is a risk of a material adverse impact on operating results if there is an unanticipated suspension or cancellation of a large project or a client refuses to pay fees and expenses when due. A project cancellation or suspension or a refusal or failure to pay can be based on any number of causes, many of which are beyond our control. These include financial difficulties of a client; a change in client priorities, client management or client strategies; and a change in client ownership. The suspension or cancellation of a project or a failure or refusal to pay fees and expenses when due could result in a decrease or adjustment in revenues, the need to reassign staff and damage to our reputation. Because many projects are high profile, mission critical projects for major clients, a failure or inability to meet a client’s expectations for the amounts budgeted, timing and deliverables for the projects we undertake could damage our reputation and adversely affect our ability to attract new business.
In addition, the contracts with many of our clients are short-term and our clients are able to reduce or cancel services without incurring any penalty. Unanticipated project cancellations could result in the loss of substantial anticipated revenues and could require us to maintain or terminate a significant number of underutilized employees, resulting in a higher number of unassigned people and/or higher severance expenses. Uncertainty in the economic environment may increase the probability that services may be reduced or canceled.
Certain of our engagements are on a fixed cost basis which results in additional operating risks.
We contract services on either a time-and-materials basis or a fixed price basis. Both forms of contracts require us to estimate the number of hours and materials required before entering into the contract. In the case of a time-and-materials contract, failure to achieve the estimated results could subject us to pricing pressures from clients (even though there is no legal obligation to complete the work within the estimates) or could lead to the loss of future work from the client. Failure to complete fixed-price contracts within the contractual parameters will expose us to unrecoverable cost overruns. In either case, these failures could have a material adverse effect on our business, operating results and financial condition.
On occasion, we may be subject to project risks arising in connection with incentive provisions in contracts with clients.
Certain clients may require payment incentives related to factors such as costs incurred, benefits produced, goals attained or adherence to schedule. In these contracts, payment of all or a portion of the fees owing to us will be contingent upon meeting revenue-enhancement, cost-saving or other contractually defined goals which are often complex and may often be dependent in some measure on the client’s actual levels of business activity. The insistence by our clients to include in contracts incentives related to additional revenues generated, costs incurred, benefits produced or adherence to schedule or other benchmarks could increase the variability of revenues and margins earned by us on such contracts.

Our failure to perform services properly could result in substantial claims from clients.
Many of our projects involve technology applications or systems that are critical to the operations of a client’s business and handle very large volumes of transactions. Failure to deliver applications or systems to clients with the promised functionality or within the promised time frame, or to satisfy the required service levels for support and maintenance, could result in substantial claims from clients. While we take precautionary actions to create redundancy and back-up systems, any such failures could result in claims by clients for substantial damages. Although we attempt to limit the amount and type of our contractual liability for defects in the applications, systems or services provided, and carry errors and omission insurance coverage, there can be no assurance that these limitations and insurance coverage will be applicable and enforceable in all cases, and the failure of a project could expose us to significant financial exposure. Even if these limitations and insurance coverage are found to be applicable and enforceable, our liability to our clients for these types of claims could be material in amount and could affect our business, financial condition and results of operations.
Our operating results will likely fluctuate, which may cause volatility in our stock price.
Our operating results have varied significantly from quarter to quarter in the past, and can be expected to continue to fluctuate, due to a variety of factors, many of which are beyond our control. Our stock price may be significantly affected by these factors, which include, but are not limited to:
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
The failure to meet the expectations of the investment community may cause our stock price to decline, possibly substantially. In addition, from time to time the stock market experiences significant price fluctuations that affect the market prices of equity securities of many companies and that often are unrelated to the operating performance of such companies. These broad market fluctuations may materially and adversely affect the price of our stock. A significant stock price decline could result in litigation, which could be costly, lengthy and divert management’s attention and resources from business operations.
We operate in a highly competitive industry.
The systems consulting and implementation market includes a large number of participants, is subject to rapid changes and is highly competitive. We compete with and face potential competition from many companies that have significantly greater financial, technical and marketing resources and greater name recognition than do we. We also compete with globally sourced, lower-cost service providers as well as smaller service providers with specific, more narrowly focused service offerings. Our clients primarily consist of companies with between $250 million to $2 billion in annual revenue or similar sized divisions of larger corporations and there are an increasing number of professional services firms seeking consulting engagements from that client base. We believe that our ability to compete depends in part on a number of factors outside our control, including the ability of our competitors to hire, retain and motivate project managers and staff, the long-term relationships that our major competitors may have with potential clients, the ownership by our competitors of software used by potential clients, the development by others of software that is competitive with our products and services and the price at which others offer comparable services.
In addition, our clients could develop or acquire in-house expertise in services similar to those we provide, which would significantly reduce demand for our services. No assurance can be given that we will be able to maintain our existing client base, maintain or increase the level of revenue generated by our existing clients or be able to attract new clients.
We may engage in strategic acquisitions, investments and dispositions.
We may consider acquiring other businesses. There is no assurance that we will be able to identify suitable acquisitions or investment candidates. Even if we identify suitable candidates, we may not be able to make acquisitions or investments on commercially acceptable terms, if at all.
The success of any acquisition will depend upon, among other things, the ability of management and our employees to integrate acquired personnel, operations, products and technologies into our organization effectively, to retain and motivate key personnel of acquired businesses and to retain clients of acquired firms. There can be no assurance that we will be able to identify suitable acquisition opportunities, consummate acquisitions or successfully integrate acquired personnel and operations. In addition, any acquisitions we undertake may involve certain other risks, including consumption of available cash resources, potentially dilutive issuances of equity securities and the diversion of management’s attention from other business concerns. We may also need to make further investments to support the acquired company and may have difficulty identifying and acquiring the appropriate resources. There can be no assurance that any acquisitions we undertake will perform as expected.
We may enter, on our own and through acquisitions, into new lines of business or initiate new service offerings. Our success in any such endeavor will depend upon, among other things, the ability of management to identify suitable opportunities, successfully implement sound business strategies and avoid the legal and business risks of any new line of business or service offering and/or an acquisition related thereto. There can be no assurance that we will be able to do any of the foregoing. In addition, any such undertakings may result in additional costs without an immediate increase in revenues and may divert management’s attention from the operation and growth of our core business.

We may also decide to dispose of or otherwise exit businesses, which may result in the recording of accrued liabilities for special one-time charges, such as workforce reduction costs and closure of excess facilities.
The market for information technology services is rapidly changing.
The systems consulting and implementation market has been characterized by rapid technological advances and developments, including the development of new software products, applications and services. The introduction of new services can make existing services unmarketable. In order to remain competitive, we need to adapt to these rapidly changing technologies, to enhance our existing solutions and to introduce new solutions to address our clients’ changing demands. Our success will depend in part on our ability to stay abreast of these advances and developments and failure to do so could materially and adversely affect our business.
We utilize a number of different technologies in developing and providing IT and customer relationship solutions for our clients. The technologies we use can change rapidly. While we evaluate technologies on an ongoing basis and endeavor to utilize those that are most effective in developing IT solutions for our clients, there can be no assurance that the technologies we utilize and the expertise we gain in those technologies will continue to be applicable in the future. There can be no assurance that new technologies will be made available to us or that we will be able to economically apply them. The inability to apply existing technologies and expertise to subsequent projects could have a material adverse effect on our business, operating results and financial condition.
We may encounter difficulties in hiring and retaining the personnel required to deliver our services and manage our company.
Our business consists mainly of professional services and is inherently labor intensive. Our success depends in large part upon our ability to attract, retain and motivate highly skilled employees, particularly project managers and other senior personnel. Qualified project managers are often in high demand and are likely to remain a limited resource in the future. Several attributes of our work environment pose challenges to our ability to attract and retain employees, including extensive travel requirements, our intense work environment and culture, our high standards for employee technical skills and job performance, our historical practice of adjusting the number of technical personnel to reflect active project levels and the decline in demand for our services.
In addition, the number of stock options available for grant to new and existing employees is subject to the limitations contained in our shareholder approved plans. These limitations could have an adverse impact on our ability to attract and retain the necessary professional personnel. The approval of our stockholders will be required to increase the number of available options. No assurance can be given that such approval would be granted if requested or that the number of options could otherwise be increased.
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

We have employment agreements with our senior management employees that contain non-competition, non-disclosure and non-solicitation covenants. Our employment agreements generally do not have fixed expiration dates and may be terminated by either party. Most senior employees have employment agreements that are generally terminable by either party upon 30 to 90 days’ written notice. The loss of some or all of our management personnel or project managers could have a material adverse impact on our business, including our ability to secure and complete engagements.
We may be subject to litigation from time to time.
From time to time, we have been subject to litigation and we may be subject to litigation in the future. Where we can make a reasonable estimate of the probable liability relating to pending litigation, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be over or understated. Furthermore, in many cases, where we make an estimate the amount of our estimate could be wrong. In addition to the potential cost and use of cash, pending or future litigation could divert management’s attention and resources causing a material adverse impact on our results of operations and financial condition.
Because of the increase in litigation risk associated with the technology markets, both directors and officers and errors and omissions insurance rates have increased significantly in the past several years. We may be subject to further rate increases for both types of insurance and, depending on insurance market conditions, may even have difficulty in obtaining such insurance.
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
We are subject to numerous and changing economic and industry conditions.
Our revenues and results of operations are subject to fluctuations based on the economic conditions in which we operate. During periods of economic uncertainty or downturn, businesses typically reduce or eliminate their spending on discretionary items such as the services we provide. Under these conditions, our business, operating results and financial condition could be materially adversely affected.
Certain of our clients and potential clients are in industries that experience cyclical variations in profitability, which may in turn affect their willingness or ability to fund systems projects such as those for which we may be engaged. During the downturn of such cycles many of these customers may reduce or eliminate their spending on our services.
We are dependent on the products of third parties.
Third party products and services are integral to the success of many of our projects. To the extent that third parties do not deliver effective products on a timely basis, our project results could be negatively impacted.

We have limited intellectual property rights and they may not be adequate to protect our business.
Although our success depends in part upon our specialized expertise and methodologies, it is not materially dependent upon proprietary technology that we own. To protect our proprietary information, we rely on a combination of trade secret and common law employee non-disclosure policies and third-party confidentiality agreements. However, there can be no assurance that any of these steps will be adequate to deter misappropriation of our specialized expertise and methodologies.
Most of our clients have required that we grant to them all proprietary and intellectual property rights with respect to the work product resulting from our services, including the intellectual property rights to any custom software that we have developed for them. Each such grant limits our ability to reuse work product components and work product solutions with other clients.
We sometimes develop certain foundation and application software tools, methodologies and products that we own and license to our clients. We regard these software tools, methodologies and products as proprietary and we intend to protect our rights, where appropriate, with registered copyrights, patents, registered trademarks, trade secret laws and contractual restrictions on disclosure and transferring title. However, there can be no assurance that any of these steps will be adequate to deter misappropriation of our proprietary rights or independent third party development of functionally equivalent products.
Although we believe that our services and products do not infringe on the intellectual property rights of others, there can be no assurance that others will not assert infringement claims against us in the future. Any such claim asserted against us may harm our reputation, cost us money, prevent us from offering some services or solutions and divert management’s attention from the operation and growth of our business.
Our rights plan as well as provisions of our Company’s charter and by-laws may discourage certain extraordinary transactions.
We have adopted a stockholder rights plan which may discourage, delay or prevent a merger or acquisition. In addition, provisions of our Company’s charter and by-laws may have a similar effect. For example, our board of directors has the authority, without further action by our stockholders, to fix the rights and preferences and issue shares of preferred stock.
We have engaged in limited international operations which are subject to special risks.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
TSC’s principal executive office is located at 205 North Michigan Avenue, Suite 1500, Chicago, Illinois 60601. TSC’s lease on this premise expires July 31, 2007. During 2005, TSC closed its offices in Atlanta, Georgia; Minneapolis, Minnesota; and Herndon, Virginia. In January 2006, TSC’s closed its office in New York, New York in connection with the completion of its lease term. TSC believes that its current facility is adequate for its current business needs and that it will be able to obtain suitable space as needed.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held a special meeting of stockholders on October 14, 2005. Represented at the special meeting, either in person or by proxy, were 44,569,160 shares of the Company’s common stock. A proposal to approve an amendment to the Company’s Restated Certificate of Incorporation was considered at the special meeting. The amendment provided for (i) a reverse stock split through a reclassification and combination of the outstanding shares of TSC’s common stock into a lesser number of shares, at a ratio of one-for-twenty, and (ii) a reduction in the number of authorized shares of TSC’s common stock from 100 million to 20 million. The amendment was approved by the Company’s stockholders. The voting results were as follows:

Votes For	Votes Against	Votes Abstained
43,074,970	1,274,273	219,917

Technology Solutions Company
PART II.
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Common Stock is traded on The Nasdaq Stock Market® under the symbol “TSCC.” As of March 16, 2006, there were 375 holders of record of the Company’s Common Stock. That number does not include beneficial owners of Common Stock whose shares are held in the name of banks, brokers, nominees or other fiduciaries.
The following table sets forth the range of high and low trade prices on The Nasdaq Stock Market® for the Company’s Common Stock for each calendar quarter in the years ended December 31, 2004 and 2005.

Quarter Ended	High	Low
March 31, 2004	$30.00	$19.80
June 30, 2004	$23.60	$18.20
September 30, 2004	$22.00	$15.00
December 31, 2004	$25.80	$14.20
March 31, 2005	$23.60	$19.00
June 30, 2005	$20.20	$10.00
September 30, 2005	$10.80	$6.00
December 31, 2005	$9.80	$6.20
On March 16, 2006, the last reported sale price on The Nasdaq Stock Market® for the Company’s Common Stock was $9.22.
The Company has never paid cash dividends on its Common Stock and currently intends to retain any earnings for use in the expansion of its business and other corporate purposes. The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA
The following table summarizes certain selected financial data that is derived from the Company’s audited financial statements. The selected financial data should be read in conjunction with the Company’s audited statements of operations for the years ended December 31, 2005, 2004, and 2003 and the audited balance sheets as of December 31, 2005 and 2004, including, in each case, the notes thereto, as well as, Management’s Discussion and Analysis of Financial Condition and Results of Operations, all of which are included elsewhere in this filing. All amounts are in thousands, except per share data.

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
Consolidated Statement of Operations Data:
Revenues	$41,495	$36,525	$45,640	$92,368	$143,317
Operating (loss) income	(18,148)	(9,313)	(13,690)	981	(14,439)
Net (loss) income	$(17,405)	$(8,547)	$(29,503)	$1,230	$(8,910)

Basic net (loss) earnings per common share	$(7.41)	$(4.18)	$(14.53)	$0.60	$(4.00)

Diluted net (loss) earnings per common share	$(7.41)	$(4.18)	$(14.53)	$0.60	$(4.00)

	At December 31,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Cash	$20,135	$30,032	$41,104	$47,004	$50,115
Total assets	32,799	53,084	60,169	99,244	113,933
Long-term obligations	—	—	—	—	—
Long-term debt	—	—	—	—	—
Capital leases	—	—	—	—	—
Cash dividends declared per common share	—	—	—	—	—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
During 2004 we acquired two businesses in separate transactions, Zamba Corporation (“Zamba”) and Proceed North America (“Proceed”). On December 31, 2004 we completed the acquisition of Zamba, which strengthened our position in the customer relationship management market. On October 5, 2004, we entered into an asset purchase agreement with Proceed North America LLC under which we acquired Proceed’s business. Proceed is an implementer of SAP® Packaged Services. The operating results of Zamba and Proceed are included in our results from the dates of their respective acquisitions.
In 2005, we began the year focusing on four industry groups — Manufacturing, Healthcare (digital imaging), Financial Services and Consumer & Retail. Complementing this industry expertise was our emphasis on our core competencies including Enterprise Application Services; Customer Relationship Management (“CRM”); and Process Adoption & Training. However, the industry and competency focus proved unsuccessful in increasing revenues sufficiently to cover our costs, Accordingly, we implemented a strategic realignment to improve our business and reduce our costs. The actions included a realignment of service offerings within the industry and competency consulting groups, selective headcount reductions and office closings. This resulted in a restructuring charge to earnings of $1.7 million during the quarter ended June 30, 2005. On December 5, 2005, our Chief Executive Officer resigned and our Lead Director was named Chairman and Acting Chief Executive Officer. In addition, on December 15, 2005, we implemented initiatives to further reduce costs. These cost reductions included headcount reductions, reduction in office space to reflect current needs and the termination of a contract with a vendor. As a result of these two events, we recorded restructuring and other charges of $1.2 million during the quarter ended December 31, 2005. We also streamlined our service offerings to four areas – SAP® and PeopleSoft® enterprise application consulting services, CRM and digital healthcare. In addition to these service offerings, our process adoption & training services underlie all these areas in order to facilitate change management and knowledge transfer throughout our implementation processes.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we periodically review our recorded goodwill for potential impairment. We perform this review annually or if an event occurs that we believe may reduce the fair value of an acquisition below its carrying value. In accordance with this policy, in the second quarter of 2005 we reviewed the goodwill we had previously recorded in connection with the Proceed acquisition. Based on a termination of a business agreement with a third party, our expected revenues and earnings from the Proceed business had declined and, accordingly, we recorded a $0.6 million charge to recognize impairment of the full amount of Proceed goodwill. In conjunction with the Company’s policy to annually review goodwill for impairment in the fourth quarter of each year, the Company recorded an impairment charge of $7.3 million as of December 31, 2005, representing the remaining carrying value of goodwill on the Company’s books as of that date. This goodwill had been recorded as part of the Zamba acquisition but due to full integration of Zamba into the business of the Company, the goodwill was evaluated at the enterprise level. The analysis for potential impairment included a review of current and expected future operating results. An independent valuation was performed which included tests of (1) discounted cash flows, (2) market comparables and (3) market capitalization. Based on the impairment analysis, including the independent valuation, we recorded an impairment charge for the full amount of goodwill carrying value as of December 31, 2005.
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
We believe the information technology services industry continues to undergo fundamental changes, resulting in increasing competitive pressure. These changes include competition from application software firms as they continue to enhance services and implementation capabilities to increase their revenue; offshore application development and system consulting and support firms which typically have much lower labor costs and billing rates; and the proliferation of Enterprise Resource Planning (“ERP”) expertise within the IT departments of organizations, reducing the need to engage outside consulting services. The availability of offshore technical expertise has and will continue to have an impact on the IT consulting market. However, we believe the demand for “high end” value added technically and functionally competent innovative consultants is now growing, particularly in the mid-market segment we target. The complexity of corporate IT needs is not diminishing.
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
Bad Debt Expense
We maintain an allowance for doubtful receivables resulting from the failure of our customers to make required payments. We also analyze our notes receivable, which are included in “Long-Term Receivables and Other” on our Consolidated Balance Sheet.
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
Intangible asset amortization
Our acquired intangible assets with definite lives, which consist of amounts related to customer relationships, backlog, agreements not to compete and other business agreements, are amortized over their estimated useful lives. In addition, we periodically evaluate these intangible assets to determine whether adjustment to these amounts or estimated useful lives are required based on current events and circumstances.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and other assumptions, which it believes are reasonable. Management also periodically reviews and updates the estimates, as necessary, to reflect current conditions. If actual amounts or updated estimates are ultimately different from original estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts or updates become known.
Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimate is made and when different estimates than management reasonably could have used have a material impact on the presentation of the Company’s financial condition, changes in financial condition or results of operations.
Revenue Recognition
We derive our revenues from a full range of IT/business consulting services. Our services are contracted on either a time and materials basis or a fixed price basis. For our time and materials contracts, we recognize revenues as work is performed, primarily based on hourly billing rates. For our fixed price contracts, we recognize revenues based on services performed with performance generally assessed on the ratio of hours incurred to date compared to the total estimated hours over the entire contract. Revenues are subject to revision as the contract progresses to completion. Any revisions in the estimate are charged or credited to operations in the period in which the facts that give rise to the revision become known. Contracts are performed in phases. Losses on contracts, if any, are reserved in full when determined. Contract losses are determined by the amount by which the estimated cost of the contract exceeds the estimated total revenues that will be generated by the contract. Extended support revenues are recognized as services are rendered.
Allowance for Doubtful Receivables
An allowance for doubtful receivables is maintained for potential credit losses. When evaluating the adequacy of our allowance for doubtful receivables, management specifically analyzes accounts receivable on a client by client basis, including customer creditworthiness and current economic trends, and records any necessary bad debt expense based on the best estimate of the facts known to date. Should the facts regarding the collectability of receivables change, the resulting change in the allowance would be charged or credited to income in the period such determination is made. Such a change could materially impact our financial position and results of operations.
Accounting for Income Taxes
We use an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided using currently enacted tax rates when tax laws and financial accounting standards differ with respect to (i) the amount of annual income and (ii) the basis of assets and liabilities. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and valuation allowance recorded against our net deferred tax assets. We have generated certain deferred tax assets as a result of operating losses and temporary differences between book and tax accounting, as well as tax benefits resulting from the exercise of employee stock options that were recorded as additional paid-in capital in the period of exercise. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. During 2003, we recorded a full valuation allowance against our deferred tax assets. If the realization of our deferred tax assets in future periods is considered more likely than not, an adjustment to our deferred tax asset would increase net income in the period such determination is made. The amount of deferred tax assets considered realizable is based on significant estimates. Changes in these estimates could materially affect our financial condition and results of operations in future periods.
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
Goodwill and Intangible Assets
We account for Goodwill and Intangible Assets in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangibles that are deemed to have indefinite lives are not amortized but, instead, are reviewed at least annually for impairment. Intangible assets with definite lives continue to be amortized over their estimated useful lives.
SFAS No. 142 requires that goodwill be evaluated for impairment annually or if an event occurs or if circumstances change that may reduce the fair value of the acquisition below its book value. The impairment test is conducted utilizing a “fair value” methodology. We evaluate the fair value of our acquisitions utilizing various valuation techniques including discounted cash flow analysis. This implied fair value is compared to the carrying amount of the goodwill for the individual acquisition. If the fair value is less, we recognize an impairment loss. In addition, we evaluate the intangible assets with definite lives to determine whether adjustment to these amounts or estimated useful lives are required based on current events and circumstances.
In accordance with our SFAS 142 goodwill impairment review policy, in the second quarter of 2005 we analyzed the goodwill we had previously recorded in connection with the Proceed acquisition. Based on the termination of a business agreement with a third party, our expected revenues and earnings from the Proceed business had declined and, accordingly, we recorded a $0.6 million charge to recognize impairment of the full amount of Proceed goodwill.
Also, in conjunction with the Company’s policy to annually review goodwill for impairment in the fourth quarter of each year, the Company recorded an impairment charge of $7.3 million as of December 31, 2005, representing the remaining carrying value of goodwill on the Company’s books as of that date. This goodwill had been recorded as part of the Zamba acquisition but due to full integration of Zamba into the business of the Company, the goodwill was evaluated at the enterprise level. The analysis for potential impairment included a review of current and expected future operating results. An independent valuation was performed which included tests of (1) discounted cash flows, (2) market comparables and (3) market capitalization. Based on the impairment analysis, including the independent valuation, we recorded an impairment charge for the full amount of goodwill carrying value as of December 31, 2005.
In the future, we may undertake additional merger and acquisition activity and thereby acquire additional goodwill. Any such goodwill will be the subject of future impairment analyses and, should there be a change in key assumptions about the acquired businesses or general market conditions, additional goodwill impairment charges may be necessary. Any such charges could have a material adverse effect on our consolidated results of operations.
Restructuring and Other Charges
When industry and market conditions dictate, we realign our business and record accruals for restructuring and other charges as necessary. These charges mainly relate to severance costs, office reductions and closures, asset write-offs and other costs. The office space reductions, office closures and associated contractual lease obligations are based in part on assumptions and estimates of the timing and amount of sublease rentals. To the extent estimates of the success of our sublease efforts change in the future, adjustments increasing or decreasing the related accruals will be recognized. The severance costs represent amounts for identified employees and the asset write-offs are determined when the charge is made. The severance costs and asset write-offs are not subject to significant revisions.
2005 COMPARED WITH 2004
Revenues
Consolidated net revenues were $41.5 million for 2005, an increase of 14 percent from the prior year. Revenues before reimbursements increased 14 percent to $36.6 million from $32.2 million. This increase was mainly due to the acquisition of Zamba on December 31, 2004.
During 2005, one client accounted for more than 10 percent of revenues before reimbursements (Electro-Motive Diesel, Inc. – 17 percent). During 2004, one client accounted for 10 percent of revenues before reimbursements (United Water Inc.). We added 59 new clients and 161 new projects during 2005 compared to 49 new clients and 128 new projects during the prior year. In total we performed work for 110 clients and 217 projects at new and existing clients during 2005 compared to 90 clients and 181 projects during 2004. The new clients and projects added during the year ended December 31, 2005, include 12 new clients and 35 new projects as a result of our acquisition of Zamba.
Costs and Expenses
Project personnel costs were $22.9 million for 2005, an increase of 12 percent from the prior year. This increase was due to an increase in professional headcount as a result of the acquisition of Zamba. Project personnel costs as a percentage of revenues before reimbursements remained unchanged at 63 percent for 2005 and 2004. Utilization improved to 65 percent from 63 percent while average hourly billing rates decreased to $147 from $150.
Other project expenses were $8.1 million for 2005, an increase of 29 percent from the prior year. This increase was the result of additional subcontractor costs of $0.8 million, due to the increased use of subcontractors for certain specialized skills; an increase in severance costs of $0.6 million; and a net increase in various other costs of $0.4 million such as non-billable travel costs as a result of increased headcount. Other project expenses as a percentage of revenues before reimbursements increased to 22 percent for 2005 from 19 percent from the prior year mainly due to the increase in subcontractor and severance costs.
There was no bad debt expense for 2005 compared to a $20 thousand credit in the prior year.
Management and administrative support costs increased slightly to $14.8 million in 2005 from $14.7 million for the prior year. While net costs only increased slightly, labor costs increased $1.5 million due to additional client officers added during the second half of 2004 as well as the acquisition of Zamba. This increase in labor costs was offset by a decrease in termination costs of $0.5 million; a decrease in placement fees of $0.3 million; a decrease in marketing expenses of $0.2 million; and a net decrease in various other costs of $0.4 million such as legal and other outside service costs.
Intangible asset amortization was $1.0 million for 2005 due to the acquisitions of Zamba and Proceed.
We recorded a total of $8.0 million in goodwill and intangible asset impairment charges in 2005. In the second quarter of 2005 we reviewed the goodwill we had previously recorded in connection with the Proceed acquisition. Based on a termination of a business agreement with a third party, our expected revenues and earnings from the Proceed business had declined and, accordingly, we recorded a $0.6 million charge to recognize impairment of the full amount of Proceed goodwill. At that time we also recorded a $0.1 million impairment of an intangible asset related to Proceed. In conjunction with the Company’s policy to annually review goodwill for impairment in the fourth quarter of each year, the Company recorded an impairment charge of $7.3 million as of December 31, 2005, representing the remaining carrying value of goodwill on the Company’s books as of that date. This goodwill had been recorded as part of the Zamba acquisition but due to full integration of Zamba into the business of the Company, the goodwill was evaluated at the enterprise level. The analysis for potential impairment included a review of current and expected future operating results. An independent valuation was performed which included tests of (1) discounted cash flows, (2) market comparables and (3) market capitalization. Based on the impairment analysis, including the independent valuation, we recorded an impairment charge for the full amount of goodwill carrying value as of December 31, 2005.
On December 5, 2005, our Chief Executive Officer resigned and our Lead Director was named Chairman and Acting Chief Executive Officer. In addition, on December 15, 2005, we implemented initiatives to further reduce costs. These cost reductions included headcount reductions, reduction in office space to reflect current needs and the termination of a contract with a vendor. As a result of these events, we recorded restructuring and other charges of $1.2 million during the quarter ended December 31, 2005. This charge included $0.4 million in severance pay for our former Chief Executive Officer and $0.8 million in headcount reductions of client officers and corporate staff, reduction in office space to reflect current needs, and the termination of a contract with a vendor. As of December 31, 2005 there was an accrual balance of $1.1 million. We expect to utilize the balance by 2007. The following table provides the components of this charge.

Restructuring and Other Charges –		Cash(1)	Non-cash	Balance as of
Q4 2005 (in thousands)	Charge	Payments	Usage	Dec. 31, 2005
Former CEO severance costs	$438	$15	$—	$423
Severance costs (9 employees)	340	19	—	321
Office reduction	273	—	—	273
Other costs	107	—	—	107

Total	$1,158	$34	$—	$1,124

(1) Paid during 2005.
During the quarter ended June 30, 2005, we recorded $1.7 million in restructuring and other charges as a result of a strategic realignment and the related cost reductions. This charge consisted of the severance costs of professional personnel, office closures and other costs. During the quarter ended December 31, 2005, we reversed $0.1 million of this charge mainly due to more favorable sublease terms for one of the closed offices. As of December 31, 2005, there was an accrual balance of $0.3 million. We expect to utilize the balance by 2007. The following table provides the components of this charge.

Restructuring and Other Charges –		Cash(2)	Non-cash	Balance as of
Q2 2005 (in thousands)	Charge	Payments	Usage	Dec. 31, 2005
Severance costs (23 employees)	$1,173	$976	$—	$197
Office closures	511	246	45	220
Other costs	3	2	—	1

Total original charge	1,687	1,224	45	418
Q4 2005 adjustment	(113)	—	—	(113)

Total	$1,574	$1,224	$45	$305

(2) Paid during 2005.
During 2005, we also reversed restructuring and other charges of $13 thousand related to office reductions recorded in 2003.
During 2004, we reversed restructuring and other charges of $0.6 million. This amount consisted of $0.3 million related to certain lease terminations recorded during 2003; $0.2 million related to the closure of our Latin American operations recorded in 2000; and $0.1 million related to certain lease terminations recorded in 1999.
During 2005, we settled a contractual dispute that had been pending since 1992. In connection with the settlement and after paying our legal expenses, we received $4.7 million in cash which exceeded by $2.7 million our long-term receivable of $2.0 million related to this matter. As a result of this settlement, we reported a one-time gain in the amount of $2.7 million during 2005.
No incentive compensation was recorded during 2005 as we did not meet performance-based objectives. Incentive compensation expense was $0.8 million 2004.
Operating Loss
Operating loss was $18.1 million for 2005 compared to $9.3 million for the prior year. Our operating loss for 2005 included net restructuring and other charges of $2.7 million, and goodwill and intangible asset impairment of $8.0 million, partially offset by the litigation settlement of $2.7 million. Our operating loss for 2004 included restructuring and other credits of $0.6 million. Excluding these charges and credits, the operating loss was $10.2 million for 2005 compared to $9.9 million in the prior year. The increase in the loss, excluding the aforementioned charges and credits, mainly resulted from the increased headcount from the Zamba acquisition and additional client officers hired during the second half of 2004 and increased use of subcontractors, partially offset by an increase in revenues.
Other Income
Other income for 2005 was $0.7 million, a slight decrease from the prior year. This decrease resulted from lower cash and cash equivalent balances, offset by increased interest rates year over year. Our cash and cash equivalents were primarily invested in overnight money market type accounts. Average interest rates were approximately 3.15 percent for 2005 compared to approximately 1.41 percent during the prior year.
Income Tax Provision
We did not recognize an income tax benefit for 2005 or 2004 since we recorded a full valuation allowance against our deferred taxes in 2003 and we continue to provide a full valuation allowance for all tax benefits since then.
Shares Outstanding
Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding increased to 2,349,000 for 2005 from 2,044,000 for 2004 mainly due to 291,909 shares issued as a result of the Zamba acquisition in 2004, as well as shares issued under our employee stock purchase plan and stock option plans.
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
Income Tax Provision
We did not recognize an income tax benefit for 2004 since we recorded a full valuation allowance against our deferred taxes in 2003 and we continue to provide a full valuation allowance for all tax benefits since then.
Shares Outstanding
Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding increased to 2,044,000 from 2,030,000. We repurchased, under our previously announced repurchase program, 3,775 shares of our Common Stock at an average price of $20.00 per share and 13,850 shares of our Common Stock at an average price of $20.60 per share during 2004 and 2003, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $9.0 million and $9.4 million for 2005 and 2004, respectively. Net cash used in operating activities for 2005 primarily resulted from the loss for the period, an increase in receivables and payments relating to the acquisitions of Zamba and Proceed. The acquisition payments resulted in a decrease in other current liabilities. Partially offsetting these amounts was $4.7 million in cash received from the litigation settlement. This resulted in a one-time gain of $2.7 million as shown in the statement of operations and a decrease in other assets of $2.0 million.
Days sales outstanding increased by 18 days to 69 days at December 31, 2005 as compared to 51 days at December 31, 2004, mainly due to an increased concentration of receivables from larger clients who have longer payment terms with their suppliers.
Estimated future cash commitments include various office facilities, property and office equipment under operating leases and other costs that expire at various dates; severance costs relating to restructuring and other charges; committed computer system costs; and an annual commitment for telecommunications. In addition, we have contingent payments, which would be due in 2007 and 2008, related to our acquisition of Proceed. The Company has no guarantees of third party debt or any other off-balance sheet commitments as of December 31, 2005. A summary of our contractual obligations at December 31, 2005 is as follows:

	Payments Due By Period (In thousands)
	2006	2007	2008	Total
Operating leases (net of restructuring and other charges)	$504	$242	$8	$754
Cash outlay for restructuring and other charges	1,095	334	—	1,429
Purchase obligations (net of restructuring and other charges)	151	120	—	271
Contingent payment for Proceed	—	167	167	334

Total	$1,750	$863	$175	$2,788

Net cash used in investing activities was $0.3 million during the year ended December 31, 2005 for hardware and software purchases. We currently have no material commitments for capital expenditures.
Net cash used in financing activities was $0.5 million for the year ended December 31, 2005 as the line of credit, which was recorded as part of our acquisition of Zamba on December 31, 2004, was paid in full. Partially offsetting this amount were proceeds from the exercise of stock options and our employee stock purchase plan.
Our cash and cash equivalents at December 31, 2005 were $20.1 million. Our investment policy is to maintain most of our cash and cash equivalents in highly liquid, large money market type funds. This policy exposes us to short-term interest rate fluctuations.
Until such time as we are able to generate positive cash flow (i.e., revenues increase sufficiently to cover operating costs), our primary sources of liquidity are our existing cash and cash equivalents. If we are not successful in increasing revenues and eliminating negative cash flows, it could become necessary to raise additional capital to offset losses from operations. There can be no assurance that we will be able to obtain any financing or that, if we were to be successful in finding financing, it would be on favorable terms.
Operating results and liquidity, including our ability to raise additional capital if necessary, may be materially and adversely affected by continued low demand for the Company’s services. In addition, a number of other factors are set forth above under Item 1A. — Risk Factors.
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

NEW ACCOUNTING STANDARDS
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision to SFAS No. 123. SFAS No. 123R will, with certain exceptions, require entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurement of that cost will be based on the fair value of the equity or liability instruments issued. In April 2005, the SEC issued Release No. 33-8568 which amended the compliance date of SFAS No. 123R to be effective beginning with the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. SFAS No. 123R will be effective for us starting with the quarter ending March 31, 2006. On December 1, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of the vesting of unvested and “out-of-the money” stock options previously awarded to employees, including executive officers, for all options with exercise prices greater than $8.34 per share (which represented all such options outstanding as of that date). Options held by non-employee directors were not subject to acceleration. The primary purpose of the decision to accelerate the vesting of these options was to enable the Company to avoid recognizing future compensation expense associated with these out-of-the money options upon the adoption of SFAS 123R. In addition, the Compensation Committee of the Board of Directors considered that because these options had exercise prices in excess of the current market value, they were not fully achieving their original objectives of employee retention and incentive compensation. As the market price of the Company’s common stock on the date the vesting was accelerated was less than the exercise price of the modified stock option, no compensation expense was recognized under APB Opinion No. 25 as a result of the modification of the vesting terms of the options. Stock options for all employees, including executive officers, are fully vested as of December 31, 2005, with the exception of the options held by the Acting Chief Executive Officer. The value of the unvested stock options for non-employee directors and the Acting Chief Executive Officer as of December 31, 2005 was approximately $109 thousand. Accordingly, stock compensation expense in future periods will result from these unvested stock options as well as any new grants issued. The effect of any new grants is dependent on the fair value of the awards issued.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
TSC is exposed to interest rate fluctuations. Changes in interest rates affect interest income on cash and cash equivalents. Our cash and cash equivalents were primarily invested in overnight money market type accounts. Average interest rates for these investments were approximately 3.15 percent in 2005 compared to approximately 1.41 percent in 2004. Based on the cash and cash equivalents balances as of December 31, 2005 and 2004, a hypothetical 1.00 percent increase in interest rates would have resulted in approximately $0.2 and $0.3 million in additional net investment income during each of 2005 and 2004, respectively.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data required with respect to this Item 8 are listed in Item 15(a)(1) in this filing.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
The management of the Company, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are reasonably effective to ensure that all material information relating to the Company that is required to be included in the reports that the Company files with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There have been no changes in internal controls over financial reporting that were identified during the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

Technology Solutions Company
PART III.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information contained under the headings “Election of Directors,” “Nominees for Director,” “Board of Directors – Communication with the Board,” “- Board Nomination Policy,” “- Director Meetings and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Company’s 2006 Annual Meeting of Stockholders (the “Proxy Statement”) and the information contained under the heading “Executive Officers of the Registrant” in Item 1 hereof is incorporated herein by reference.
The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, as well as all its employees, officers and directors. The code of ethics is posted on the Company’s website, the address of which is www.techsol.com. The Company intends to include on its website any amendments to, or waivers from, a provision of its code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
During 2005 and 2004, the Company retained its principal auditors, Grant Thornton LLP, in several capacities:

	2005	2004
Audit fees	$139,400	$135,350
Audit related fees	10,000	10,222
Tax fees	—	—
All other fees	20,101	31,847

Total	$169,501	$177,419

Audit Fees
Audit Fees represent amounts incurred in connection with the audit of the Company’s annual financial statements included in the Company’s Form 10-K and review of financial statements included in the Company’s Forms 10-Q.
Audit Related Fees
Audit Related Fees represent amounts billed for the audit of the Company’s 401(K) plan and other similar audit related services.
Tax Fees
Tax Fees represent amounts billed for tax services. No tax fees were billed during 2005 or 2004.
All Other Fees
Amounts shown for All Other Fees for 2005 represents amounts billed in connection with the audit of the 2004 closing balance sheet prepared in connection with the Company’s acquisition of Zamba Corporation; the Post-Effective Amendment No. 1 to the Form S-8 Registration Statement filed by the Company with the Securities and Exchange Commission in connection with Zamba Corporation’s Stock Option and Equity Incentive Plans; the Prospectus on Form 424B3 filed by the Company with the Securities and Exchange Commission; and Form 14D Definitive Proxy Statement filed by the Company with the Securities and Exchange Commission in connection with the Company’s reverse stock split. Amounts shown as All Other Fees for 2004 represents amounts billed in connection with the Form S-4 Registration Statement filed by the Company with the Securities and Exchange Commission in connection with the acquisition of Zamba Corporation.
All fees paid by the Company to the Company’s independent auditors were approved by the Audit Committee in advance of the services being performed by the auditors.

Technology Solutions Company
PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED FINANCIAL STATEMENTS
All schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
of Technology Solutions Company
We have audited the accompanying consolidated balance sheets of Technology Solutions Company and Subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows for the years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Technology Solutions Company and Subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2005, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.
/s/ Grant Thornton LLP
Grant Thornton LLP
Chicago, Illinois
March 9, 2006, except for Note 22 which is as of March 15, 2006

Technology Solutions Company
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,135	$30,032
Receivables, less allowance for doubtful receivables of $66 and $73	7,158	6,182
Other current assets	582	708

Total current assets	27,875	36,922
COMPUTERS, FURNITURE AND EQUIPMENT, NET	390	509
GOODWILL	—	7,884
INTANGIBLE ASSETS, NET	979	2,090
LONG-TERM RECEIVABLES AND OTHER	3,555	5,679

Total assets	$32,799	$53,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$600	$960
Line of credit	—	649
Accrued compensation and related costs	3,420	4,987
Restructuring accruals	1,429	696
Other current liabilities	2,702	3,998

Total current liabilities	8,151	11,290

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; shares authorized — 10,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized — 20,000,000; shares issued — 2,526,427 and 2,526,698; shares outstanding 2,356,350 and 2,342,572	25	25
Capital in excess of par value	127,800	128,063
Stock based compensation	89	—
Accumulated deficit	(98,687)	(81,282)
Treasury stock, at cost, 170,077 and 184,126 shares	(4,819)	(5,217)
Accumulated other comprehensive income:
Cumulative translation adjustment	240	205

Total stockholders’ equity	24,648	41,794

Total liabilities and stockholders’ equity	$32,799	$53,084

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

Technology Solutions Company
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the years ended December 31,
	2005	2004	2003
REVENUES:
Revenues before reimbursements	$36,601	$32,236	$40,937
Reimbursements	4,894	4,289	4,703

	41,495	36,525	45,640

COSTS AND EXPENSES:
Project personnel	22,917	20,403	28,271
Other project expenses	8,059	6,266	5,135
Reimbursable expenses	4,894	4,289	4,703
Bad debt (credit) expense	—	(20)	1,532
Management and administrative support	14,781	14,690	14,478
Intangible asset amortization	1,018	—	—
Goodwill and intangible asset impairment	7,977	—	—
Restructuring and other charges (credits)	2,719	(579)	5,211
Gain on litigation settlement	(2,722)	—	—
Incentive compensation	—	789	—

	59,643	45,838	59,330

OPERATING LOSS	(18,148)	(9,313)	(13,690)

OTHER INCOME:
Net investment income	743	766	798

LOSS BEFORE INCOME TAXES	(17,405)	(8,547)	(12,892)

INCOME TAX PROVISION	—	—	16,611

NET LOSS	$(17,405)	$(8,547)	$(29,503)

BASIC NET LOSS PER COMMON SHARE	$(7.41)	$(4.18)	$(14.53)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,349	2,044	2,030

DILUTED NET LOSS PER COMMON SHARE	$(7.41)	$(4.18)	$(14.53)

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	2,349	2,044	2,030

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

Technology Solutions Company
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the years ended December 31, 2005, 2004 and 2003 — (In thousands, except share data)

							Accumulated
			Capital in				Other
	Common Stock Issued		Excess of	Stock Based	Accumulated	Treasury	Comprehensive		Comprehensive
	Shares	Amount	Par Value	Compensation	Deficit	Stock	(Loss) Income	Total	Income (Loss)
Balance as of December 31, 2002	2,234,789	$22	$122,707	$—	$(43,232)	$(5,853)	$(152)	$73,492	$1,194

Purchase of 13,850 shares for treasury	—	—	—	—	—	(286)	—	(286)
Sale of 8,738 treasury shares through exercise of stock options	—	—	(165)	—	—	250	—	85
Sale of 12,779 treasury shares through employee stock purchase plan	—	—	(143)	—	—	364	—	221
Change in net unrealized holding loss on available-for-sale securities	—	—	—	—	—	—	119	119	$119
Net loss	—	—	—	—	(29,503)	—	—	(29,503)	(29,503)
Translation adjustment	—	—	—	—	—	—	263	263	263

Balance as of December 31, 2003	2,234,789	22	122,399	—	(72,735)	(5,525)	230	44,391	$(29,121)

Stock issued in connection with the Acquisition of Zamba Corporation	291,909	3	5,134	—	—	—	—	5,137
Issuance of options and warrants to Zamba option and warrant holders in connection with the acquisition of Zamba Corporation	—	—	737	—	—	—	—	737
Purchase of 3,775 shares for treasury	—	—	—	—	—	(76)	—	(76)
Sale of 5,196 treasury shares through exercise of stock options	—	—	(106)	—	—	148	—	42
Sale of 8,320 treasury shares through employee stock purchase plan	—	—	(101)	—	—	236	—	135
Net loss	—	—	—	—	(8,547)	—	—	(8,547)	$(8,547)
Translation adjustment	—	—	—	—	—	—	(25)	(25)	(25)

Balance as of December 31, 2004	2,526,698	$25	$128,063	$—	$(81,282)	$(5,217)	$205	$41,794	$(8,572)

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

Technology Solutions Company
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(CONTINUED)
For the years ended December 31, 2005, 2004 and 2003 — (In thousands, except share data)

							Accumulated
			Capital in				Other
	Common Stock Issued		Excess of	Stock Based	Accumulated	Treasury	Comprehensive		Comprehensive
	Shares	Amount	Par Value	Compensation	Deficit	Stock	Income	Total	Loss
Balance as of December 31, 2004	2,526,698	$25	$128,063	$—	$(81,282)	$(5,217)	$205	$41,794	$(8,572)

Sale of 811 treasury shares through exercise of stock options	—	—	(14)	—	—	23	—	9
Sale of 13,238 treasury shares through employee stock purchase plan	—	—	(235)	—	—	375	—	140
Stock based compensation	—	—	—	89	—	—	—	89
Fractional shares from one-for-twenty reverse stock split	(271)	—	(14)	—	—	—	—	(14)
Net loss	—	—	—	—	(17,405)	—	—	(17,405)	$(17,405)
Translation adjustment	—	—	—	—	—	—	35	35	35

Balance as of December 31, 2005	2,526,427	$25	$127,800	$89	$(98,687)	$(4,819)	$240	$24,648	$(17,370)

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

Technology Solutions Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,405)	$(8,547)	$(29,503)
Restructuring and other charges (credits)	2,719	(579)	5,211
Goodwill and intangible asset impairment	7,977	—	—
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,377	438	533
(Credit) provision for receivable valuation allowances and reserves for possible losses, net of recoveries	—	(20)	1,532
Gain on sale of investments	—	—	(9)
Loss on disposal of fixed assets	4	5	26
Deferred income taxes	—	—	16,543
Non-cash stock compensation	89	—	—

Changes in assets and liabilities:
Receivables	(976)	534	6,174
Sales of trading securities related to deferred compensation plan	—	6,712	23
Other current assets	79	(887)	108
Accounts payable	(348)	481	(780)
Accrued compensation and related costs	(1,558)	556	(5,547)
Deferred compensation liability	—	(6,712)	(23)
Restructuring accruals	(1,879)	(1,142)	(3,224)
Other current liabilities	(1,217)	(261)	586
Other assets	2,123	7	400

Net cash used in operating activities	(9,015)	(9,415)	(7,950)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from available-for-sale securities	—	—	1,801
Capital expenditures	(305)	(634)	(61)
Net assets of acquired businesses, net of cash	—	(1,099)	—

Net cash (used in) provided by investing activities	(305)	(1,733)	1,740

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit	(649)	—	—
Proceeds from exercise of stock options	9	42	83
Proceeds from employee stock purchase plan	141	135	221
Cash in lieu of fractional shares	(14)	—	—
Purchase of Company stock for treasury	—	(76)	(286)

Net cash (used in) provided by financing activities	(513)	101	18

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(64)	(25)	292

DECREASE IN CASH AND CASH EQUIVALENTS	(9,897)	(11,072)	(5,900)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,032	41,104	47,004

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,135	$30,032	$41,104

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
NOTE 1 — THE COMPANY
Technology Solutions Company (“TSC” or the “Company”) is a leading consulting firm delivering specialized technology-enabled business solutions to address clients’ business issues and challenges. TSC provides targeted solutions in enterprise applications for PeopleSoft and SAP, customer relationship management (“CRM”) and digital healthcare technology. We focus on industries that have a strategic need for these solutions, primarily manufacturing, healthcare and financial services. TSC’s clients are primarily located throughout the United States.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION — The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions have been eliminated.
REVENUE RECOGNITION — The Company derives its revenues from a variety of information technology services, including systems integration, packaged software integration and implementation services, programming, training and extended support services. The Company’s services are contracted on either a time and materials basis or a fixed price basis. For our time and materials contracts, the Company recognizes revenues as work is performed, primarily based on hourly billing rates. For our fixed price contracts, the Company recognizes revenues based on services performed with performance generally assessed on the ratio of hours incurred to date compared to the total estimated hours to be performed over the entire contract. Revenues are subject to revision as the contract progresses to completion. Any revisions in the estimate are charged or credited to operations in the period in which the facts that give rise to the revision become known. Contracts are performed in phases. Losses on contracts, if any, are reserved in full when determined. Contract losses are determined by the amount by which the estimated cost of the contract exceeds the estimated total revenues that will be generated by the contract. Extended support revenues are recognized as services are rendered.
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

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accumulated depreciation or amortization of assets sold or disposed of are removed from the balance sheet and any resulting gain or loss is included in operations. The carrying value of computers, furniture and equipment is reviewed whenever events or circumstances indicate that impairment has occurred to assess recoverability based on undiscounted future cash flows.
GOODWILL AND INTANGIBLE ASSETS — The Company accounts for Goodwill and Intangible Assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangibles that are deemed to have indefinite lives are not amortized but, instead, are reviewed at least annually for impairment. Intangible assets are amortized over their estimated useful lives.
SFAS No. 142 requires that goodwill be evaluated for impairment annually or if an event occurs or if circumstances change that may reduce the fair value of the acquisition below its book value. The impairment test is conducted utilizing a “fair value” methodology. The Company evaluates the fair value of its acquisitions utilizing various valuation techniques including discounted cash flow analysis. This implied fair value is compared to the carrying amount of the goodwill for the individual acquisition. If the fair value is less, the Company recognizes an impairment loss. In addition, the Company evaluates the intangible assets with definite lives to determine whether adjustment to these amounts or estimated useful lives are required based on current events and circumstances.
In 2005, we recorded a total of $7,977 in goodwill and intangible asset impairment charges. These charges were composed of $7,884 in goodwill impairment and $93 in intangible asset impairment. The goodwill and intangible assets relate to acquisitions in 2004, as discussed in Note 3. See Note 6 for additional information about the goodwill impairment.
STOCKHOLDERS’ EQUITY — On October 14, 2005, the Company filed an amendment to its Restated Certificate of Incorporation to effect a (i) one-for-twenty reverse stock split (the “Reverse Stock Split”) of all of the Company’s issued common stock, par value $0.01 per share (“Common Stock”), and (ii) decrease in the number of authorized shares of the Company’s Common Stock from one hundred million shares to twenty million shares. Prior to the filing, the amendment was approved by the Company’s shareholders at a special meeting and by the Company’s Board of Directors. The Reverse Stock Split became effective on October 25, 2005. All share and per share information included in these consolidated financial statements have been adjusted to give retroactive effect of this Reverse Stock Split.
EARNINGS (LOSS) PER COMMON SHARE — The Company discloses basic and diluted earnings (loss) per share in the consolidated statements of operations under the provisions of SFAS No. 128, “Earnings Per Share.” Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period presented, plus the dilutive effect of common equivalent shares arising from the assumed exercise of stock options using the treasury stock method. Common equivalent shares of 21,161; 40,695; and 57,622 were not included in the diluted loss per share calculation

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as they were antidilutive for 2005, 2004 and 2003, respectively. Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period presented.

Reconciliation of Basic and Diluted Loss Per Share
	2005			2004			2003
		Shares	Per		Shares	Per		Shares	Per
		(In	Common		(In	Common		(In	Common
	Net Loss	thousands)	Share	Net Loss	thousands)	Share	Net Income	thousands)	Share

Basic Loss Per Common Share	$(17,405)	2,349	$(7.41)	$(8,547)	2,044	$(4.18)	$(29,503)	2,030	$(14.53)

Effect of Stock Options	—	—		—	—		—	—

Diluted Loss Per Common Share	$(17,405)	2,349	$(7.41)	$(8,547)	2,044	$(4.18)	$(29,503)	2,030	$(14.53)

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
FAIR VALUE OF FINANCIAL INSTRUMENTS — The carrying values of current assets, liabilities and long-term receivables approximated their fair values at December 31, 2005 and 2004, respectively.
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
On December 1, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of the vesting of unvested and “out-of-the money” stock options previously awarded to employees, including executive officers, for all options with exercise prices greater than $8.34 per share (which represented all such options outstanding as of that date). Options held by non-employee directors were not subject to acceleration. The primary purpose of the decision to accelerate the vesting of these options was to enable the Company to avoid recognizing future compensation expense associated with these out-of-the money options upon the adoption of SFAS 123R,“Share-Based Payment.” In addition, the Compensation Committee of the Board of Directors considered that because these options had exercise prices in excess of the current market value, they were not fully achieving their original objectives of

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
employee retention and incentive compensation. As the market price of the Company’s common stock on the date the vesting was accelerated was less than the exercise price of the modified stock option, no compensation expense was recognized under APB Opinion No. 25 as a result of the modification of the vesting terms of the options.
The following table illustrates the effect of net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation. The following table also provides the amount of Stock-Based compensation cost included in net loss as reported.

	For the Years Ended December 31,(1)
	2005	2004	2003
Net loss:
As reported (2)	$(17,405)	$(8,547)	$(29,503)

Less: Stock-based compensation expense determined under fair value method for all awards, net of related taxes (as applicable)	(1,794)	(1,829)	(1,976)

Pro forma	$(19,199)	$(10,376)	$(31,479)

Basic net loss per common share:
As reported	$(7.41)	$(4.18)	$(14.53)
Pro forma	$(8.17)	$(5.08)	$(15.51)

Diluted net loss per common share:
As reported	$(7.41)	$(4.18)	$(14.53)
Pro forma	$(8.17)	$(5.08)	$(15.51)

(1)	The effects of applying SFAS No. 123 in the table above are not necessarily indicative of future amounts to be expensed under SFAS No. 123R.

(2)	Includes Stock Based compensation costs of $89 in 2005. There was no Stock-Based compensation costs in 2004 or 2003
NEW ACCOUNTING STANDARDS — In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision to SFAS No. 123. SFAS No. 123R will, with certain exceptions, require entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurements of that cost will be based on the fair value of the equity or liability instruments issued. In April 2005, the SEC issued Release No. 33-8568 which amended the compliance date of SFAS No. 123R to be effective beginning with the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. SFAS No. 123R will be effective for the Company starting with the quarter ending March 31, 2006. Stock options for all employees, with the exception of options held by the Acting Chief Executive Officer, are fully vested as of December 31, 2005. The value of the unvested stock options for non-employee directors and the Acting Chief Executive Officer as of December 31, 2005 was approximately $109. Accordingly,

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock compensation expense in future periods will result from these unvested stock options as well as any new grants issued. The effect of any new grants is dependant on the fair value of the award issued.
INCOME TAXES — The Company uses an asset and liability approach, as required under SFAS No. 109, “Accounting for Income Taxes,” for financial accounting and reporting of income taxes. Deferred income taxes are provided using currently enacted tax rates when tax laws and financial accounting standards differ with respect to (i) the amount of annual income and (ii) the basis of assets and liabilities. The Company does not provide U.S. deferred income taxes on earnings of foreign subsidiaries that are expected to be indefinitely reinvested. Judgment is required in determining its provision for income taxes, deferred tax assets and liabilities and valuation allowance recorded against its net deferred tax assets. A valuation allowance is provided for deferred tax assets whenever it is more likely than not that future tax benefits will not be realized. During 2003, a valuation allowance was recorded for the entire net deferred tax asset (see Note 10). If the realization of the deferred tax assets in future periods is considered more likely than not, an adjustment to the deferred tax asset would increase net income in the period such determination is made. The amount of deferred tax assets considered realizable is based on significant estimates. Changes in these estimates could materially affect the Company’s financial condition and results of operations in future periods.
EMPLOYEE BENEFIT PLAN — The Company has a 401(k) Savings Plan (the “ 401(k) Plan”). The 401(k) Plan allows employees to contribute up to 15 percent of their annual compensation, subject to Internal Revenue Service statutory limitations. Company contributions to the 401(k) Plan are discretionary. The Company contributed $156, $250, and $488 to the 401(k) Plan in the years ended December 31, 2005, 2004 and 2003, respectively.
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
RECLASSIFICATIONS — Certain reclassifications have been made to prior periods to conform to the current period classification. These reclassifications had no impact on net earnings (loss) or total shareholders’ equity.
NOTE 3 — BUSINESS COMBINATIONS
During the year ended December 31, 2004, the Company acquired two businesses in separate transactions. The acquisitions were as follows:
Proceed North America, LLC — On October 5, 2004, the Company entered into an asset purchase agreement whereby it acquired the business of Proceed North America LLC (“Proceed”). Proceed serves as an implementer of SAP® Packaged Services in the U.S. Under

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the terms of the acquisition, the Company paid $500 in cash during 2004 and paid an additional $500 in cash in 2005. In addition, the Company agreed to make three additional cash payments to Proceed of up to $500 each (for a maximum contingent payment total of $1,500) payable in February 2006, 2007 and 2008, respectively, contingent on certain conditions. No contingent payment was earned and, accordingly, none is due in February 2006. The Company currently estimates that contingent payments payable in February 2007 and 2008 would amount to $167 for each of those years. Based upon a purchase price allocation analysis performed by an independent outside appraisal firm, intangible assets of $410, related to agreements not to compete and other business agreements were recorded, as well as $587 of goodwill. In June 2005, the Company recorded a goodwill impairment charge of the full $587 and also recognized an intangibles impairment charge of $93. (See Notes 6 and 7.) The remaining intangible assets of $310 are being amortized on a straight-line basis based on the estimated useful lives of 4 to 10 years.
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
Under the terms of the acquisition, Zamba shareholders received 0.15 shares of the Company’s Common Stock for each share of Zamba Common Stock which they held as of the effective date of the merger. Accordingly, the Company issued 291,909 registered shares of Common Stock to Zamba shareholders. In addition, as more fully described in Note 13, (1) each outstanding Zamba option to purchase shares of Zamba Common Stock became an option to purchase shares of TSC Common Stock and (2) each outstanding warrant to purchase shares on Zamba Common

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock (on the effective date of the merger) became a warrant to purchase shares of TSC Common Stock, on generally the same terms and conditions that applied before the merger.
Based upon a purchase price allocation analysis performed by an independent outside appraisal firm, intangible assets of $1,698, related to customer relationships and backlog (the customer backlog is fully amortized as of December 31, 2005), and $7,297 of goodwill were recorded. In December 2005, the Company recorded a goodwill impairment charge of the full $7,297. (See Note 6.) The intangible assets of $1,698 are being amortized on a straight-line basis based on the estimated useful lives of 1 to 2 years. In addition, the Company acquired $135 of cash as part of this acquisition.
The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the December 31, 2004 acquisition date in connection with the Zamba acquisition:

Current assets	$1,221
Computers, furniture and equipment	99
Other assets	31
Intangible assets	1,698
Goodwill	7,297

Total asset acquired	10,346

Accounts payable	(158)
Line of credit	(649)
Accrued liabilities	(2,728)

Total liabilities assumed	(3,535)

Net assets acquired	$6,811

The acquisitions of Proceed and Zamba were accounted for using the purchase method of accounting. Accordingly, the results of the acquisitions for Proceed are included in the Company’s consolidated results of operations from the date of the acquisition, October 5, 2004, while Zamba’s results of operations are included from January 1, 2005. For each acquisition, the excess of purchase price over the estimated fair value of the net identifiable assets acquired was recorded as goodwill and/or intangible assets. The pro forma impact of these acquisitions was not significant to the Company’s operations for the year ended December 31, 2004.
NOTE 4 — RECEIVABLES
Receivables consisted of the following:

	December 31,	December 31,
	2005	2004
Amounts billed to clients	$5,089	$4,981
Unbilled revenues	2,135	1,274

	7,224	6,255
Allowance for doubtful receivables	(66)	(73)

	$7,158	$6,182

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts billed to clients represent professional fees and reimbursable project-related expenses. Unbilled revenues represent unbilled professional fees, project costs such as out-of-pocket expenses, materials and subcontractor costs. The amounts above are expected to be collected within three months from the balance sheet date. Amounts billed to clients are unsecured and generally due within 30 days.
Changes in the Company’s allowance for doubtful receivables were as follows:

	December 31,	December 31,
	2005	2004
Beginning balance	$73	$239
Bad debt (credit) expense	—	(20)
Accounts written off	(7)	(249)
Recoveries	—	78
Business combination	—	25

	$66	$73

NOTE 5 — COMPUTERS, FURNITURE AND EQUIPMENT
Computers, furniture and equipment consisted of the following:

	December 31,	December 31,
	2005	2004
Computers	$7,011	$7,311
Furniture and equipment	2,555	3,013

	9,566	10,324
Accumulated depreciation	(9,176)	(9,815)

	$390	$509

Depreciation and amortization expense was $359, $420, and $533 for the years ended December 31, 2005, 2004 and 2003, respectively.
NOTE 6 — GOODWILL
The change in the carrying amounts of goodwill for the years ended December 31, 2005 and 2004 were as follows:

Balance as of December 31, 2003	$—
Business combinations	7,884

Balance as of December 31, 2004	7,884
Goodwill impairment	(7,884)

Balance as of December 31, 2005	$—

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the Company periodically reviews recorded goodwill for potential impairment. This review is performed annually or if an event occurs that may reduce the fair value of an acquisition below its carrying value. In accordance with this policy, in the second quarter of 2005, the Company reviewed the goodwill it had previously recorded in connection with the Proceed acquisition. Based on a termination of a business agreement with a third party, the expected revenues and earnings from the Proceed business had declined and, accordingly, the Company recorded a $587 charge to recognize impairment of the full amount of Proceed goodwill. In conjunction with the Company’s policy to annually review goodwill for impairment in the fourth quarter of each year, the Company recorded an impairment charge of $7,297 as of December 31, 2005, representing the remaining carrying value of goodwill on the Company’s books as of that date. This goodwill had been recorded as part of the Zamba acquisition but due to the full integration of Zamba into the business of the Company, the goodwill was evaluated at the enterprise level. The analysis for potential impairment included a review of current and expected future operating results. An independent valuation was performed which included tests of (1) discounted cash flows, (2) market comparables and (3) market capitalization. Based on the impairment analysis, including the independent valuation, the Company recorded an impairment charge for the full amount of goodwill carrying value as of December 31, 2005.
NOTE 7 — INTANGIBLE ASSETS, NET
As of December 31, 2005 and 2004, the Company’s acquired intangible assets with definite lives were as follows:

	Customer	Non-compete	Other
	related	agreements	Agreements	Total
Balance as of December 31, 2003	$—	$—	$—	$—
Business combinations	1,698	210	200	2,108
Amortization	—	(13)	(5)	(18)

Balance as of December 31, 2004	1,698	197	195	2,090
Amortization	(951)	(53)	(14)	(1,018)
Impairment loss	—	—	(93)	(93)

Balance as of December 31, 2005	$747	$144	$88	$979

Amortization Period in Years	1-2	4	10
The impairment loss in 2005 of $93 was recorded as a result of the termination of a business agreement with a third party related to the Proceed business.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the estimated annual pretax amortization expense for these assets:

Calendar Year
2006	809
2007	63
2008	49
2009	10
2010	10
Thereafter	38

$979

NOTE 8 — LONG-TERM RECEIVABLES AND OTHER
Long-term receivables and other consisted of the following:

	December 31,	December 31,
	2005	2004
Loan receivable	$3,545	$3,545
Customer receivables, net of an allowance of $3,659 at December 31, 2004	—	2,016
Other	10	118

	$3,555	$5,679

The loan receivable of $3,545 fully matures on February 25, 2008 and bears interest at 8 percent per annum, which is paid semi-annually.
NOTE 9 — LINE OF CREDIT
In connection with the acquisition of Zamba, the Company acquired a liability for the amounts due under an Accounts Receivable Purchase Agreement between Zamba and Silicon Valley Bank (“the agreement”). The agreement entitled Zamba to borrow up to $2.0 million based on 80 percent of eligible assets, and was secured by virtually all of Zamba’s assets. Borrowings under the agreement bore interest at a monthly rate of 1 percent of the average daily balance outstanding during the period. The balance was paid in full by the Company in 2005 and the agreement was terminated.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 10 — INCOME TAXES
The provision for income taxes consisted of the following:

	For the years ended December 31,
	2005	2004	2003
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	75

Total current	—	—	75

Deferred:
Federal	(5,516)	(2,779)	13,360
State	(1,314)	(661)	3,176
Foreign	—	—	—
Valuation allowance	6,830	3,440	—

Total deferred	—	—	16,536

Provision for income taxes	$—	$—	$16,611

Total income tax provision differed from the amount computed by applying the federal statutory income tax rate to the loss due to the following:

	For the years ended December 31,
	2005	2004	2003
Federal tax benefit at statutory rate	$(6,092)	$(2,992)	$(4,512)
State tax benefit, net of Federal benefit	(854)	(500)	(643)
Effect of foreign tax rate differences	76	—	(16)
Nontaxable investment income	—	—	(16)
Other	40	52	55
Valuation allowance	6,830	3,440	21,743

Income tax provision	$—	$—	$16,611

Total income tax was allocated as follows:

	For the years ended December 31,
	2005	2004	2003
Income tax provision from operations	$—	$—	$16,611
Items charged directly to stockholders’ equity	—	—	(1)

Total income tax	$—	$—	$16,610

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Deferred tax assets and liabilities were comprised of the following:

	At December 31,
	2005	2004
Deferred tax assets:
Accrued bonuses	$—	$317
Net operating losses and credits	24,300	20,693
Net operating loss resulting from exercise of former subsidiary stock options	7,269	7,269
Deferred income taxes due to former subsidiary	(6,210)	(6,210)
Receivable valuation allowances and reserves for possible losses	1,294	1,285
Legal and other accruals	1,233	1,250
Depreciation	398	474
Goodwill and intangible assets	3,332	—
Restructuring and other charges	572	278
Valuation allowance	(32,013)	(25,183)

Total deferred tax assets	175	173

Deferred tax liabilities:
Other	(175)	(173)

Total deferred tax liabilities	(175)	(173)

Net deferred tax asset	$—	$—

During 2003, the Company established a valuation allowance for the entire net deferred tax asset as a result of the uncertainties regarding the realization of the asset including: operating losses incurred and reported during 2000 and 2001; restructuring and other charges as a result of organizational changes announced in June 2003 (see Note 20); losses during the last three quarters of 2003; and the uncertainty of the timing and amount of future taxable income. The total federal net operating loss carryforwards amount to approximately $75,000 and expire in 2020 through 2025.
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

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
eLoyalty Corporation. Under the terms of the Agreement, the Company agreed to reimburse eLoyalty for certain tax benefits attributable to this deduction when and if the actual tax benefit is realized by the Company. As a result of the valuation allowance established in 2003, this amount has been offset against the deferred tax assets.
Income (loss) before income taxes consisted of the following:

	For the years ended December 31,
	2005	2004	2003
United States	$(17,187)	$(8,515)	$(13,152)
Foreign	(218)	(32)	260

Total	$(17,405)	$(8,547)	$(12,892)

No income taxes were paid during the years ended December 31, 2005 and 2004. Income tax paid during the year ended December 31, 2003 was $64.
NOTE 11 — EMPLOYEE STOCK PURCHASE PLAN
The Technology Solutions Company 1995 Employee Stock Purchase Plan (the “Stock Purchase Plan”) was qualified as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. The Company terminated the Stock Purchase Plan effective as of December 31, 2005. The Stock Purchase Plan was administered by the Compensation Committee of the Board of Directors. The Stock Purchase Plan permitted eligible employees to purchase an aggregate of 184,375 shares of the Company’s Common Stock.
Shares were purchased for the benefit of the participants at the end of each three month purchase period. The number of shares of the Company’s Common Stock purchased under the Stock Purchase Plan during the years ended December 31, 2005, 2004 and 2003 were 13,238; 8,320; and 12,779.
NOTE 12 — CAPITAL STOCK
The Company has a stock repurchase program, which allows for share repurchases of up to 576,266 shares of outstanding Company common stock (the “Repurchase Program”). During the year ended December 31, 2005, the Company did not repurchase any shares under the Repurchase Program. During the years ended December 31, 2004 and 2003, the Company repurchased 3,775 shares for $76; and 13,850 shares for $286, respectively, under the Repurchase Program. Through December 31, 2005, we have repurchased an aggregate total of 341,906 shares and there were 234,360 shares available to be purchased under the Repurchase Program.
The timing and size of any future stock repurchases are subject to market conditions, stock prices, cash position and other cash requirements. Such repurchases are intended, among other things, to cover issuance of stock under the Company’s employee stock option plans.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 13 — STOCK OPTIONS AND WARRANTS
On September 26, 1996, the Company’s stockholders approved the Technology Solutions Company 1996 Stock Incentive Plan (the “1996 Plan”). The 1996 Plan replaced each of the Technology Solutions Company’s Stock Option Plan (the “Original Plan”), the Technology Solutions Company 1992 Stock Incentive Plan (the “1992 Plan”) and the Technology Solutions Company 1993 Outside Directors Stock Option Plan (the “1993 Plan” and, together with the Original Plan and the 1992 Plan, the “Predecessor Plans”). No awards may be made under the Predecessor Plans. Previous awards made under the Predecessor Plans are not affected. Shares subject to awards made under any of the Predecessor Plans will be available under the 1996 Plan, under certain circumstances, to the extent that such shares are not issued or delivered in connection with such awards.
The 1996 Plan authorizes and the Predecessor Plans authorized the grant of a variety of stock options and other awards if authorized by the Company’s Board of Directors at prices not less than the fair market value at the date of grant. Options granted under the Predecessor Plans are generally exercisable beginning one year after the date of grant and are fully exercisable in three to four years from date of grant. Options granted under the 1996 Plan are generally exercisable beginning twelve months after date of grant and are fully exercisable within thirty-six months from date of grant. There were 291,246 and 48,713 options available for grant under the 1996 Plan as of December 31, 2005 and 2004, respectively. The 1996 Plan expires on September 25, 2006.
On December 31, 2004, the company acquired Zamba (see Note 3). Under the terms of the acquisition, each outstanding option to purchase shares of Zamba common stock became an option to purchase shares of TSC’s common stock on generally the same terms and conditions that applied before the merger. The number of shares of TSC common stock subject to each such stock option equals the number of shares of Zamba common stock subject to the stock option immediately prior to the merger multiplied by 0.15, rounded down to the nearest whole share. The per share exercise price of each such stock option is equal to the per share exercise price immediately prior to the merger divided by 0.15, rounded up to the nearest whole cent.
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
If the Company was to recognize compensation expense over the relevant service period under the fair-value method of SFAS No. 123 with respect to stock options granted and employee stock purchases for 2005, 2004 and 2003 and all prior periods, net earnings would have decreased, resulting in pro forma net losses and losses per share as follows:

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,
	2005	2004	2003
Net loss:
As reported	$(17,405)	$(8,547)	$(29,503)
Less: Stock-based compensation expense determined under fair value method for all awards, net of related taxes (as applicable)	(1,794)	(1,829)	(1,976)

Pro forma	$(19,199)	$(10,376)	$(31,479)

Basic net loss per common share:
As reported	$(7.41)	$(4.18)	$(14.53)
Pro forma	$(8.17)	$(5.08)	$(15.51)

Diluted net loss per common share:
As reported	$(7.41)	$(4.18)	$(14.53)
Pro forma	$(8.17)	$(5.08)	$(15.51)
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2005	2004	2003
Expected volatility	85.8%	92.7%	95.5%
Risk-free interest rates	3.8%	3.5%	3.2%
Expected lives	4.5 years	4.5 years	4.5 years
The Company has not paid and does not anticipate paying dividends; therefore, the expected dividend yield is assumed to be zero.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the status of the Company’s option plans is presented below:

	For the Years Ended December 31,
		2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	2005	Prices	2004	Prices	2003	Prices
Outstanding at beginning of year	674,366	$29.59	487,191	$31.45	519,564	$45.00
Granted	50,254	$19.48	138,550	$19.12	243,825	$20.20
Exercised	(811)	$10.62	(5,196)	$7.79	(8,738)	$9.40
Forfeited	(336,429)	$32.63	(23,205)	$35.82	(267,460)	$48.40
Options from the acquisition of Zamba	—		77,026	$37.08	—

Outstanding at end of year	387,380	$25.68	674,366	$29.59	487,191	$31.45

Exercisable at end of year	375,130	$26.01	393,502	$36.63	246,460	$41.20

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Weighted-average grant date fair value of options granted during the year:

For the Years Ended December 31,
2005	2004	2003
$ 13.26	$13.43	$14.30
The following summarizes information about options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices	Options	Life	Prices	Options	Prices
$1.00-$10.00	61,390	8 years	$6.13	56,390	$7.97
$10.01-$20.00	176,192	7 years	$19.36	171,192	$19.34
$20.01-$30.00	97,900	6 years	$26.01	95,650	$26.11
$30.01-$40.00	27,888	5 years	$37.99	27,888	$37.99
$40.01-$60.00	6,738	4 years	$45.13	6,738	$45.13
$60.01-$80.00	7,287	5 years	$72.55	7,287	$72.55
$80.01-$120.00	8,192	5 years	$108.03	8,192	$108.03
$120.01-$2,408.40	1,793	4 years	$402.00	1,793	$402.00

	387,380	6 years	$25.68	375,130	$26.01

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In connection with our acquisition of Zamba, each outstanding warrant to purchase shares of Zamba common stock became a warrant to purchase shares of TSC’s common stock on generally the same terms and conditions that applied before the merger. The number of shares of TSC common stock subject to each such warrant is equal to the number of shares of Zamba common stock subject to warrant immediately prior to the merger, multiplied by 0.15, rounded down to the nearest whole share. The per share exercise price of each such warrant is equal to the per share exercise price immediately prior to the merger divided by 0.15, rounded up to the nearest whole cent. A summary of the warrants outstanding at December 31, 2005 is as follows:

		Number of	Exercise
Date Warrants	Date Warrants	Warrants	Price of
Issued	Expire	Issued	Warrants
February 21, 2002	February 21, 2007	4,613	$81.40
February 1, 2002	February 1, 2007	2,979	$80.00
January 31, 2002	January 31, 2007	2,350	$80.00
February 27, 2001	February 27, 2006	263	$373.40
August 2, 2001	August 2, 2006	263	$114.80
December 31, 2001	December 31, 2006	150	$68.00

Total		10,618

Except for a warrant which expired on June 29, 2005, no other warrants for the purchase of TSC common stock were outstanding as of December 31, 2005 and 2004.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 14 — BUSINESS SEGMENTS
TSC currently operates within one reportable business segment. The following is revenue and long-lived asset information by geographic area:

For and as of the year	United	Foreign
ended December 31, 2005	States	Subsidiaries	Total
Revenues	$41,252	$243	$41,495
Identifiable assets	$32,601	$198	$32,799

For and as of the year	United	Foreign
ended December 31, 2004	States	Subsidiaries	Total
Revenues	$36,525	$—	$36,525
Identifiable assets	$52,900	$184	$53,084

For and as of the year	United	Foreign
ended December 31, 2003	States	Subsidiaries	Total
Revenues	$45,122	$518	$45,640
Identifiable assets	$58,807	$1,362	$60,169
Foreign revenues and identifiable assets are based on the country in which the legal subsidiary is domiciled. No single foreign country’s revenues or identifiable assets were material to the consolidated revenues or identifiable assets of the Company.
NOTE 15 — MAJOR CLIENTS
The Company’s largest client in 2005 accounted for 17 percent of revenues before reimbursements. In 2004, the Company’s largest client accounted for 10 percent of revenues before reimbursements. In 2003, the two largest clients accounted for 15 percent and 11 percent of revenues before reimbursements, respectively.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 16 — COMMITMENTS AND CONTINGENCIES
The Company leases various office facilities under operating leases expiring at various dates through July 31, 2007. Additionally, the Company leases various properties and office equipment under operating leases and has other commitments expiring at various dates. Rental expense for all operating leases and other commitments approximated $971, $988 and $1,597 for the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum rental commitments under non-cancelable operating leases and other commitments with terms in excess of one year are as follows:

Calendar Year	Amount
2006	$790
2007	385
2008	7

Total	$1,182

The Company had no capital leases as of December 31, 2005 and 2004.
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

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
NOTE 18 — COMPREHENSIVE INCOME (LOSS)
The Company’s comprehensive income (loss) and related tax effects were as follows:

For the Year Ended	Before-Tax	Tax	Net-of-Tax
December 31, 2005	Amount	Expense	Amount
Cumulative translation adjustment	35	—	35

Other comprehensive income	$35	$—	$35

For the Year Ended	Before-Tax	Tax	Net-of-Tax
December 31, 2004	Amount	Expense	Amount
Cumulative translation adjustment	(25)	—	(25)

Other comprehensive loss	$(25)	$—	$(25)

For the Year Ended	Before-Tax	Tax	Net-of-Tax
December 31, 2003	Amount	Expense	Amount
Change in unrealized holding loss on available-for-sale securities:
Unrealized holding gains arising during the period	$189	$(61)	$128
Less: adjustment for gain realized in net loss	(9)	—	(9)

Net unrealized gain	180	(61)	119
Cumulative translation adjustment	263	—	263

Other comprehensive income (loss)	$443	$(61)	$382

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 19 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	March 31,	June 30,	September 30,	December 31,
Quarter Ended	2005	2005	2005	2005
Revenues	$11,068	$10,475	$10,560	$9,392
Operating loss	$(4,374)	$(2,795)	$(1,323)	$(9,656)
Net loss	$(4,187)	$(2,622)	$(1,076)	$(9,520)

Basic net loss per common share	$(1.79)	$(1.12)	$(0.46)	$(4.04)
Diluted net loss per common share	$(1.79)	$(1.12)	$(0.46)	$(4.04)

	March 31,	June 30,	September 30,	December 31,
Quarter Ended	2004	2004	2004	2004
Revenues	$9,727	$8,724	$8,812	$9,262
Operating loss	$(1,266)	$(2,659)	$(2,874)	$(2,514)
Net loss	$(1,039)	$(2,571)	$(2,595)	$(2,342)

Basic net loss per common share	$(0.51)	$(1.26)	$(1.27)	$(1.14)
Diluted net loss per common share	$(0.51)	$(1.26)	$(1.27)	$(1.14)

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 20 — OTHER EVENTS
RESTRUCTURING AND OTHER CHARGES — On December 5, 2005, the Company’s Chief Executive Officer resigned and the Company’s Lead Director was named Chairman and Acting Chief Executive Officer. In addition, on December 15, 2005, the Company implemented initiatives to further reduce costs. These cost reductions included headcount reductions, reduction in office space to reflect current needs and the termination of a contract with a vendor. As a result of these events, the Company recorded restructuring and other charges of $1,158 during the quarter ended December 31, 2005. This charge included $438 in severance pay for the former Chief Executive Officer and $720 in headcount reductions of client officers and corporate staff, reduction in office space to reflect current needs, and the termination of a contract with a vendor. As of December 31, 2005 there was an accrual balance of $1,124. The Company expects to utilize the balance by 2007. The following table provides the components of this charge.

Restructuring and Other Charges –		Cash(1)	Non-cash	Balance as of
Q4 2005 (in thousands)	Charge	Payments	Usage	Dec. 31, 2005
Former CEO severance costs	$438	$15	$—	$423
Severance costs (9 employees)	340	19	—	321
Office reduction	273	—	—	273
Other costs	107	—	—	107

Total	$1,158	$34	$—	$1,124

(1)	Paid during 2005.
During the quarter ended June 30, 2005, the Company recorded $1,687 in restructuring and other charges as a result of a strategic realignment and the related cost reductions. This charge consisted of the severance costs of professional personnel, office closures and other costs. During the quarter ended December 31, 2005, the Company reversed $113 of this charge mainly due to more favorable sublease terms for one of the closed offices. As of December 31, 2005, there was an accrual balance of $305. The Company expects to utilize the balance by 2007. The following table provides the components of this charge.

Restructuring and Other Charges –		Cash(2)	Non-cash	Balance as of
Q2 2005 (in thousands)	Charge	Payments	Usage	Dec. 31, 2005
Severance costs (23 employees)	$1,173	$976	$—	$197
Office closures	511	246	45	220
Other costs	3	2	—	1

Total original charge	1,687	1,224	45	418
Q4 2005 adjustment	(113)	—	—	(113)

Total	$1,574	$1,224	$45	$305

(2)	Paid during 2005.
In the second quarter of 2003, the Company recorded $5,211 in restructuring and other charges as a result of organizational changes announced in June 2003. These charges consisted of the

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
severance costs of professional personnel and executives, and office reductions as well as professional fees incurred in connection with terminated negotiations with a party that had expressed interest in acquiring the Company. In the fourth quarter of 2005, this charge was reduced by $13 to $4,932 and the Company made the final payment on its remaining contractual lease obligation. Accordingly, no further payments are due on this charge. The following table provides the components of this charge.

		Cash(3)	Non-cash	Balance as of
Restructuring and Other Charges – 2003	Charge	Payments	Usage	Dec. 31, 2005
Severance costs (approximately 30 employees)	$3,917	$3,860	$33	$24
Office reductions	921	592	64	265
Professional fees	373	383	—	(10)

Total original charge	5,211	4,835	97	279
2004 adjustment	(266)	—	—	(266)
2005 adjustment	(13)	—	—	(13)

Total	$4,932	$4,835	$97	$—

(3)	Net cash payments totaling $621 were made during 2005.
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

		Cash(4)	Non-cash	Balance as of
Latin America Charge – 2000	Charge	Payments	Usage	Dec. 31, 2005
Severance costs (approximately 40 employees)	$1,785	$1,574	$—	$211
Other costs	—	30	—	(30)
Asset write-offs	2,916	—	2,916	—

Total original charge	4,701	1,604	2,916	181

Accounts receivable collections – 2000	(400)	(400)	—	—
2004 adjustment	(181)	—	—	(181)

Total	$4,120	$1,204	$2,916	$—

(4)	There were no cash payments made during 2005.
In 1999, the Company recorded $6,967 in restructuring and other charges associated with lease terminations, former executive severance costs, CourseNet Systems, Inc. acquisition costs and asset write-offs. On February 15, 2000, the Company distributed the common stock of eLoyalty Corporation (“eLoyalty”) owned by the Company to the Company’s stockholders (the “Spin-Off”). eLoyalty operated within the Company prior to the Spin-Off and is now a separate,

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
publicly traded company. The Company determined that a portion of the lease terminations became unnecessary due to changes in TSC office usage by TSC and eLoyalty and also determined that the actual costs for these lease terminations would be less than previously anticipated and, as a result, the cumulative charge was reduced by $2,168 to $4,799 during 2000, 2001, 2002 and 2004. During the quarter ended June 30, 2004, the Company made the final payment on its remaining contractual lease obligation. Accordingly, no further payments are due on this charge. The following table provides the components of this charge.

		Cash(5)	Non-cash	Balance as of
Restructuring and Other Charges – 1999	Charge	Payments	Usage	Dec. 31, 2005
Lease terminations	$3,011	$725	$35	$2,251
Former executive severance costs	1,814	1,747	150	(83)
CourseNet Systems, Inc. acquisition costs	1,300	—	1,300	—
Asset write-offs	842	—	842	—

Total original charge	6,967	2,472	2,327	2,168

2000 adjustment	(404)	—	—	(404)
2001 adjustment	(1,488)	—	—	(1,488)
2002 adjustment	(144)	—	—	(144)
2004 adjustment	(132)	—	—	(132)

Total	$4,799	$2,472	$2,327	$—

(5)	There were no cash payments made during 2005.
NOTE 21 — RELATED PARTY
During 2004 and 2003, the Company provided services to Bausch & Lomb, Inc (B&L). One of the Company’s board members, John R. Purcell, and its former chairman, William H. Waltrip, also serve as directors for B&L. The services performed related to B&L’s global IT integration project and were awarded following a competitive bidding process. The amount of revenues recognized for such services during the years ended December 31, 2004 and 2003 represented 2 percent and 6 percent of the Company’s total revenues before reimbursements, respectively. There was no net accounts receivable balance from these services as of December 31, 2005 or 2004.
NOTE 22 — SUBSEQUENT EVENT
On March 15, 2006, the Company announced its acquisition of the management consulting business of Charter Consulting, Inc. (“Charter”). Under the terms of the asset purchase agreement, the Company acquired the consulting assets of Charter for $3,800, which consists of $1,400 in cash and $1,400 (151,025 shares) in the Company’s common stock as well as the assumption of $1,000 in certain liabilities. In addition, the Company agreed to make an additional contingent cash payment to Charter of up to $1,400 if certain revenue and operating profit targets are met for the period April 1, 2006 to March 31, 2007.

Technology Solutions Company
PART IV. (CONTINUED)
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)
Item 15(a)(3) Exhibits
The following documents are filed herewith or incorporated by reference and made a part of this Report.

Exhibit #	Description of Document
3.1	Restated Certificate of Incorporation of Technology Solutions Company, as amended, filed as Exhibit 3.1 to TSC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, file no. 0-19433, is hereby incorporated by reference.

3.2*	By-Laws for Technology Solutions Company, as amended.

4.1	Certificate of Designation of Series A Junior Participating Preferred Stock, filed as Exhibit 4.1 to TSC’s Annual Report on Form 10-K for the year ended December 31, 1999, file no. 0-19433, is hereby incorporated by reference.

4.2	Rights Agreement with ChaseMellon Shareholder Services, L.L.C., filed as Exhibit 4 to TSC’s Current Report on Form 8-K dated October 29, 1998, file no. 0-19433, is hereby incorporated by reference.

4.3	First Amendment to Rights agreement with ChaseMellon Shareholder Services, L.L.C., filed as Exhibit 4.3 to TSC’s Annual Report on Form 10-K for the year ended December 31, 1999, file no. 0-19433, is hereby incorporated by reference.

4.4	Second Amendment to Rights Agreement with Mellon Investor Services LLC, a New Jersey limited liability company (successor to ChaseMellon Shareholder Services, L.L.C.), filed as Exhibit 4.4 to TSC’s Current Report on Form 8-K dated April 26, 2002, file no. 0-19433, is hereby incorporated by reference.

10.01	Technology Solutions Company Original Option Plan, as amended, filed as Exhibit 10.02 to TSC’s Annual Report on Form 10-K for the fiscal year ended May 31, 1992, file no. 0-19433, is hereby incorporated by reference.

Technology Solutions Company
PART IV. (CONTINUED)
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)
Item 15(a)(3) Exhibits (Continued)

Exhibit #	Description of Document
10.02	Technology Solutions Company 1992 Stock Incentive Plan, filed as Exhibit 10.03 to TSC’s Annual Report on Form 10-K for the fiscal year ended May 31, 1992, file no. 0-19433, is hereby incorporated by reference.

10.03	1993 Outside Directors Stock Option Plan, as amended, filed as Exhibit 10.05 to TSC’s Annual Report on Form 10-K for the fiscal year ended May 31, 1994, file no. 0-19433, is hereby incorporated by reference.

10.04	Technology Solutions Company 1996 Stock Incentive Plan, as amended, filed as Exhibit 4.3 to TSC’s Registration Statement on Form S-8 filed July 16, 1997, file no. 333-31387, is hereby incorporated by reference.

10.05	Amendment Number One to the Technology Solutions Company 1996 Stock Incentive Plan, as amended, filed as Exhibit 10.01 to TSC’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, file no. 0-19433, is hereby incorporated by reference.

10.06	Technology Solutions Company 1996 Stock Incentive Plan, Executive Office Stock Option Agreement, filed as Exhibit 10.01 to TSC’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, file no. 0-19433, is hereby incorporated by reference.

10.07	Technology Solutions Company 1996 Stock Incentive Plan, Director Stock Option Agreement, filed as Exhibit 10.02 to TSC’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, file no. 0-19433, is hereby incorporated by reference.

10.08	Employment Agreement with Stephen B. Oresman, filed as Exhibit 10.03 to TSC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, file no. 0-19433, is hereby incorporated by reference.

Technology Solutions Company
PART IV. (CONTINUED)
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)
Item 15(a)(3) Exhibits (Continued)

Exhibit #	Description of Document
10.09	Employment Agreement with Ard Geller, filed as Exhibit 10.16 to TSC’s Annual Report on Form 10-K for the year ended December 31, 2003, file no. 0-19433, is hereby incorporated by reference.

10.10	Employment Agreement with Michael R. Gorsage, filed as Exhibit 10.01 to TSC’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, file no. 0-19433, is hereby incorporated by reference.

10.11	Employment Agreement with Stephen B. Oresman, filed as Exhibit 10.02 to TSC’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, file no. 0-19433, is hereby incorporated by reference.

10.12	Retirement Agreement with Paul R. Peterson, filed as Exhibit 10.12 to TSC’s Annual Report on Form 10-K for the year ended December 31, 2004, file no. 0-19433, is hereby incorporated by reference.

10.13	Transition Agreement with Timothy P. Dimond, filed as Exhibit 10.13 to TSC’s Annual Report on Form 10-K for the year ended December 31, 2004, file no. 0-19433, is hereby incorporated by reference.

10.14	Summary of Compensation for Outside Directors, filed as Exhibit 10.16 to TSC’s Annual Report on Form 10-K for the year ended December 31, 2004, file no. 0-19433, is hereby incorporated by reference.

10.15	Employment Agreement with Philip J. Downey, filed as Exhibit 99.1 to TSC’s Current Report on Form 8-K dated July 18, 2005, file no. 0-19433, is hereby incorporated by reference.

10.16	Employment Agreement with Sandor Grosz, filed as Exhibit 99.2 to TSC’s Current Report on Form 8-K dated July 18, 2005, file no. 0-19433, is hereby incorporated by reference.

10.17	Separation Agreement with Michael R. Gorsage, filed as Exhibit 99.1 to TSC’s Current Report on Form 8-K dated December 5, 2005, file no. 0-19433, is hereby incorporated by reference.

Technology Solutions Company
PART IV. (CONTINUED)
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)
Item 15(a)(3) Exhibits (Continued)

Exhibit #	Description of Document
10.18	Employment Agreement with Carl F. Dill. Jr., filed as Exhibit 99.2 to TSC’s Current Report on Form 8-K dated December 5, 2005, file no. 0-19433, is hereby incorporated by reference.

21*	Subsidiaries of the Company.

23.1*	Consent of Grant Thornton LLP.

31.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith
Exhibits 10.01 through 10.18 listed above are the management contracts and compensatory plans or arrangements required to be filed as exhibits hereto pursuant to the requirements of Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March 2006.
TECHNOLOGY SOLUTIONS COMPANY

By:	/s/ SANDOR GROSZ Sandor Grosz
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the date indicated.

Signature

/s/ CARL F. DILL, JR.	(March 23, 2006)	Chairman, Acting Chief Executive

Carl F. Dill, Jr.		Officer and Director

/s/ SANDOR GROSZ	(March 23, 2006)	Chief Financial Officer and

Sandor Grosz		Principal Accounting Officer

/s/ RAYMOND P. CALDIERO	(March 23, 2006)	Director

Raymond P. Caldiero

/s/ PAULA KRUGER	(March 23, 2006)	Director

Paula Kruger

/s/ GERALD LUTERMAN	(March 23, 2006)	Director

Gerald Luterman

/s/ STEPHEN B. ORESMAN	(March 23, 2006)	Director

Stephen B. Oresman

/s/ JOHN R.PURCELL	(March 23, 2006)	Director

John R. Purcell
(Being the principal executive officer, the principal financial and accounting officer and all of the directors of Technology Solutions Company).