Form 10-Q
period 2006-03-31
TECHNOLOGY SOLUTIONS COMPANY
filed 2006-05-15
CIK 877645

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
Commission file number 0–19433
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
Indicate by check mark whether the registrant is a large accelerated filer , an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes  ☐            No ☑
As of May 4, 2006 there were outstanding 2,507,375 shares of TSC Common Stock, par value $.01.

TECHNOLOGY SOLUTIONS COMPANY
Index to Form 10-Q

Page
Number
Part I
FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	3
Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005	4
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005	5
Notes to Consolidated Financial Statements	6
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24
ITEM 4. CONTROLS AND PROCEDURES	24
Part II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	25
ITEM 1A. RISK FACTORS	25
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	26
ITEM 5. OTHER INFORMATION	26
ITEM 6. EXHIBITS	26
SIGNATURE	28
1996 Stock Incentive Plan
Form of Restricted Stock Unit Award Agreement
Form of Inducement Stock Option Agreement
Employment Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,177	$20,135
Receivables, less allowance for doubtful receivables of $66 and $66	8,187	7,158
Other current assets	616	582

Total current assets	24,980	27,875
COMPUTERS, FURNITURE AND EQUIPMENT, NET	393	390
GOODWILL	2,913	—
INTANGIBLE ASSETS, NET	1,973	979
LONG-TERM RECEIVABLES AND OTHER	3,555	3,555

Total assets	$33,814	$32,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$918	$600
Accrued compensation and related costs	3,427	3,420
Restructuring accruals	806	1,429
Other current liabilities	2,867	2,702

Total current liabilities	8,018	8,151

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; shares authorized — 10,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized — 20,000,000; shares issued — 2,677,452 and 2,526,427; shares outstanding 2,507,375 and 2,356,350	27	25
Capital in excess of par value	129,345	127,800
Stock based compensation	—	89
Accumulated deficit	(98,994)	(98,687)
Treasury stock, at cost, 170,077 shares	(4,819)	(4,819)
Accumulated other comprehensive income:
Cumulative translation adjustment	237	240

Total stockholders’ equity	25,796	24,648

Total liabilities and stockholders’ equity	$33,814	$32,799

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three
	Months Ended
	March 31,
	2006	2005
	(unaudited)
REVENUES:
Revenues before reimbursements	$9,426	$9,828
Reimbursements	1,247	1,240

	10,673	11,068

COSTS AND EXPENSES:
Project personnel	4,968	6,834
Other project expenses	2,015	2,471
Reimbursable expenses	1,247	1,240

Cost of services	8,230	10,545
Bad debt expense	—	—
Management and administrative support	2,817	4,641
Intangible asset amortization	211	256

	11,258	15,442

OPERATING LOSS	(585)	(4,374)

OTHER INCOME:
Net investment income	278	187

LOSS BEFORE INCOME TAXES	(307)	(4,187)

INCOME TAX PROVISION	—	—

NET LOSS	$(307)	$(4,187)

BASIC NET LOSS PER COMMON SHARE	$(0.13)	$(1.79)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,385	2,343

DILUTED NET LOSS PER COMMON SHARE	$(0.13)	$(1.79)

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	2,385	2,343

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the
	Three Months Ended
	March 31,
	2006	2005
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(307)	$(4,187)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	247	381
Non-cash stock compensation	58	89

Changes in assets and liabilities:
Receivables	(1,029)	(1,195)
Other current assets	(34)	390
Accounts payable	319	435
Accrued compensation and related costs	8	(182)
Restructuring accruals	(623)	(166)
Other current liabilities	175	(908)
Other assets	1	31

Net cash used in operating activities	(1,185)	(5,312)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net assets of acquired businesses, net of cash	(2,734)	—
Capital expenditures	(23)	—

Net cash used in investing activities	(2,757)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit	—	(649)
Proceeds from exercise of stock options	—	6
Proceeds from employee stock purchase plan	—	65

Net cash used in financing activities	—	(578)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(16)	(20)

DECREASE IN CASH AND CASH EQUIVALENTS	(3,958)	(5,910)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,135	30,032

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,177	$24,122

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(In thousands, except share and per share data)
NOTE 1 — BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Technology Solutions Company and its subsidiaries (“TSC” or the “Company”). The consolidated balance sheet as of March 31, 2006, the consolidated statements of operations for the three months ended March 31, 2006 and 2005 and the consolidated statements of cash flows for the three months ended March 31, 2006 and 2005 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2006 and for all periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the United States Securities and Exchange Commission (“SEC”) on March 23, 2006.
NOTE 2 — THE COMPANY
Technology Solutions Company is a leading consulting firm committed to helping its clients grow profitably. TSC provides high value services in customer value creation and experience management, operational excellence, targeted solutions in enterprise applications for PeopleSoft and SAP, and digital healthcare. TSC focuses on industries that have a strategic need for these solutions, primarily manufacturing, healthcare and financial services. TSC’s clients are primarily located throughout the United States.
NOTE 3 — BUSINESS COMBINATIONS
On March 15, 2006, the Company announced its acquisition of the management consulting business of Charter Consulting, Inc. (“Charter”). This acquisition positions the Company to provide enhanced consulting value in strategic customer demand generation and operational effectiveness. Under the terms of the asset purchase agreement, the Company acquired the consulting assets of Charter for $3,800, which consisted of $1,400 in cash and $1,400 (151,025 shares) in the Company’s common stock plus the assumption of $1,000 in certain liabilities. In addition, the Company agreed to make an additional contingent cash payment to Charter of up to $1,400 if certain revenue and operating profit targets are met for the period April 1, 2006 to March 31, 2007. The Company also recognized a liability of $334 for termination obligations related to the closure of the redundant Charter office. The lease termination activities are expected to be completed in the second quarter of 2006. Based upon a purchase price allocation analysis performed by an independent outside appraisal firm, intangible assets of $1,204, related to certain employment contracts, customer relationships, trade name and an agreement not to compete, as well as $2,913 of goodwill have been recorded. The intangible asset related to the

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Countinued)
trade name, in the amount of $269, has an indefinite life. The intangible assets with definite lives, amount to $935 and are amortized on a straight-line basis based on their estimated useful lives of 3 to 5 years.
The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of March 15, 2006 in connection with the acquisition of Charter’s business:

Computers, furniture and equipment	$17
Intangible assets	1,204
Goodwill	2,913

Total asset acquired	4,134

Lease termination	(334)
Accrued liabilities	(1,000)

Total liabilities assumed	(1,334)

Net assets acquired	$2,800

The acquisition of Charter’s business has been accounted for using the purchase method of accounting. Accordingly, the results of the acquisition of Charter are included in the Company’s consolidated results of operations from the date of the acquisition, March 15, 2006. The excess of purchase price over the estimated fair value of the net identifiable assets acquired has been recorded as goodwill.
NOTE 4 — STOCK-BASED COMPENSATION
On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R revised SFAS 123, “Accounting for Stock Based Compensation” (SFAS 123) and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Prior to January 1, 2006, the Company had followed the stock compensation rules under APB 25.
SFAS 123R requires companies to measure and recognize compensation expense for all employee share-based payments at fair value over the service period underlying the arrangement. Accordingly, the Company determines the grant-date fair value of its stock-based awards, including stock options and restricted stock units, and records an expense in its statement of operations for the amortization of the fair value of the awards. The fair value of the awards is amortized ratably over the vesting periods of the individual awards. The Company adopted the provisions of SFAS 123R using the “modified prospective” method, whereby fair values of all previously-granted, unvested employee stock-based awards as of January 1, 2006 as well as all awards made on or after January 1, 2006 are considered in determining stock-based compensation expense for the three months ended March 31, 2006. The Company has not restated its operating results for the three months ended March 31, 2005 to reflect charges for the fair value of stock-based arrangements.

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Countinued)
Under the provisions of SFAS 123R we recorded $58 of stock-based compensation expense in our unaudited consolidated statement of operations for the three months ended March 31, 2006. No tax benefit was recognized related to stock-based compensation expense since the Company established and continues to maintain a full valuation allowance to offset all potential tax benefits associated with their net deferred tax assets. As a result of the adoption of SFAS 123R, the Company’s loss before income taxes and net loss for the three months ended March 31, 2006 were lower than under the prior accounting method for stock-based compensation by $58 and basic and diluted net loss per common share were $0.02 per share lower.
SFAS 123R requires presentation of pro-forma information for the comparative period prior to adoption as if the Company had accounted for all employee stock-based compensation under the fair value method of the original SFAS 123. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation. The pro-forma net loss for the three months ended March 31, 2006 is the same since stock-based compensation expense is calculated under the provisions of SFAS 123R. The amounts for the three months ended March 31, 2006 are included in the table below only to provide a comparative presentation for the three months ended March 31, 2005.

	For the Three Months
	Ended March 31,
	2006	2005
	Actual	Pro-Forma
Net loss:
As reported	$(307)	$(4,187)
Add: Employee stock-based compensation expense included in reported net loss	58	89
Less: Employee stock-based compensation expense under SFAS 123R/SAFS 123	(58)	(461)

Net loss	$(307)	$(4,559)

Basic net loss per common share:
As reported	$(0.13)	$(1.79)
Pro forma		$(1.95)
Diluted net loss per common share:
As reported	$(0.13)	$(1.79)
Pro forma		$(1.95)

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Countinued)
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

March 31,
2005
Expected volatility	88.4%
Risk-free interest rates	3.7%
Expected lives	4.5 years
The expected volatility is based on historical volatility of the Company’s stock. The risk-free interest rate is based on the US Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected lives of the options are based on evaluations of historical and exercise behavior. The Company has not paid and does not anticipate paying dividends; therefore, the expected dividend yield is assumed to be zero.
The Company’s has only one stock incentive plan, the Technology Solutions Company 1996 Stock Incentive Plan (the “1996 Plan”), with shares available for grant at March 31, 2006. Options granted under the 1996 Plan are generally exercisable beginning twelve months after date of grant and are fully exercisable within thirty-six months from date of grant. Restricted stock units granted under the 1996 Plan are exercisable as to one-third after twelve months from the date of the grant. The second and third one-third of the restricted stock units are exercisable after twenty four and thirty six months, respectively, subject to the Company achieving certain performance measures. As of March 31, 2006 and 2005, options and restricted stock units to purchase 518,242 and 649,656 shares of common stock were outstanding, respectively, and options to purchase an additional 160,260 and 65,511 shares of common stock were available for grant, respectively. The 1996 Plan expires on September 25, 2006.
The following is a summary of changes in outstanding options for the three months ended March 31, 2006:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Prices	Life	(000)
Outstanding at beginning of period	387,380	$25.68	8 years
Granted	—	—
Exercised	—	—
Forfeited	(37,763)	$22.41	8 years

Outstanding at end of period	349,617	$26.03	7 years	$9,102

Vested at end of period	340,253	$26.36	7 years	$8,969

Exercisable at end of period	340,253	$26.36	7 years	$8,969

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Countinued)
During the three months ended March 31, 2006, the Company granted to employees 168,625 restricted stock units which had a weighted-average grant-date fair value of $9.29 per share. The fair value of restricted stock units is measured based upon the quoted market price of the Company’s stock on the date of grant (as determined by the closing price of Company stock on the Nasdaq Stock Market). There were no restricted stock units outstanding prior to this period and none are exercisable as of March 31, 2006. The weighted-average remaining contractual life of these restricted stock units as of March 31, 2006 is 3 years.
As of March 31, 2006, there was approximately $1,600 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements (options and restricted stock units). This cost is expected to be recognized over a weighted-average period of 2.9 years.
The Company received cash from options exercised during the three months ended March 31, 2005 of $6. There were no options exercised during the three months ended March 31, 2006. These cash receipts are included in financing activities in the accompanying consolidated statements of cash flows.
NOTE 5 — CAPITAL STOCK
The Company has a stock repurchase program, which allows for share repurchases of up to 576,266 shares of outstanding Company common stock (the “Repurchase Program”). During the three months ended March 31, 2006 and 2005, the Company did not purchase any shares. The Company has repurchased an aggregate total of 341,906 shares since the inception of this Repurchase Program in September 2000. As of March 31, 2006, there were 234,360 shares available to be purchased under the Repurchase Program.
The timing and size of any future stock repurchases are subject to market conditions, stock prices, the Company’s cash position and other cash requirements.
NOTE 6 — LOSS PER COMMON SHARE
The Company discloses basic and diluted loss per share in the consolidated statements of operations under the provisions of SFAS No. 128, “Earnings Per Share.” Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during each period presented, plus the dilutive effect of common equivalent shares arising from the assumed exercise of stock options using the treasury stock method. Common equivalent shares of 34,613 and 70,940 were not included in the diluted loss per share calculation as they were antidilutive for the three months ended March 31, 2006 and 2005, respectively. Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during each period presented.

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Countinued)
Reconciliation of basic and diluted loss per share for the three months ended:

	March 31, 2006			March 31, 2005
		Shares	Per		Shares	Per
	Net	(In	Common	Net	(In	Common
	Loss	Thousands)	Share	Loss	Thousands)	Share
Basic loss per share	$(307)	2,385	$(0.13)	$(4,187)	2,343	$(1.79)
Effect of common equivalent shares	—	—	—	—	—	—

Diluted loss per share	$(307)	2,385	$(0.13)	$(4,187)	2,343	$(1.79)

NOTE 7 — COMPREHENSIVE (LOSS) INCOME
The Company’s comprehensive (loss) income was as follows:

	For the Three Months
	Ended March 31,
	2006	2005
Net loss	$(307)	$(4,187)
Other comprehensive (loss) income:
Translation adjustment	(3)	3

Other comprehensive (loss) income	(3)	3

Total comprehensive loss	$(310)	$(4,184)

NOTE 8 — BUSINESS SEGMENTS
TSC currently operates within one reportable business segment. The following is revenue and long-lived asset information by geographic area:

For and as of the Three		Foreign
Months Ended March 31, 2006	United States	Subsidiary	Total
Revenues	$10,673	—	$10,673
Identifiable assets	$33,620	$194	$33,814

For and as of the Three		Foreign
Months Ended March 31, 2005	United States	Subsidiary	Total
Revenues	$11,068	—	$11,068
Identifiable assets	$47,346	$219	$47,565
Foreign revenues and identifiable assets are based on the country in which the subsidiary is domiciled. No single foreign country’s revenues or identifiable assets were material to the

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Countinued)
consolidated revenues or identifiable assets of the Company.
NOTE 9 — OTHER EVENTS
On December 5, 2005, the Company’s Chief Executive Officer resigned and the Company’s Lead Director was named Chairman and Acting Chief Executive Officer. In addition, on December 15, 2005, the Company implemented initiatives to further reduce costs. These cost reductions included headcount reductions, reduction in office space to reflect current needs and the termination of a contract with a vendor. As a result of these events, the Company recorded restructuring and other charges of $1,158 during the quarter ended December 31, 2005. This charge included $438 in severance pay for the former Chief Executive Officer and $720 in headcount reductions of client officers and corporate staff, reduction in office space to reflect current needs, and the termination of a contract with a vendor. As of March 31, 2006 there was an accrual balance of $620. The Company expects to utilize the balance by 2007. The following table provides the components of this charge.

Restructuring and Other Charges –		Cash(1)	Non-cash	Balance as of Mar.
Q4 2005	Charge	Payments	Usage	31, 2006
Former CEO severance costs	$438	$72	$—	$366
Severance costs (9 employees)	340	328	—	12
Office reduction	273	43	—	230
Other costs	107	95	—	12

Total	$1,158	$538	$—	$620

(1) Net cash payments totaling $504 were made during the three months ended March 31, 2006.
During the quarter ended June 30, 2005, the Company recorded $1,687 in restructuring and other charges as a result of a strategic realignment and the related cost reductions. This charge consisted of the severance costs of professional personnel, office closures and other costs. During the quarter ended December 31, 2005, the Company reversed $113 of this charge mainly due to more favorable sublease terms for one of the closed offices. As of March 31, 2006, there was an accrual balance of $186. The Company expects to utilize the balance by 2007. The following table provides the components of this charge.

Restructuring and Other Charges –		Cash(2)		Balance as of Mar.
Q2 2005	Charge	Payments	Non-cash Usage	31, 2006
Severance costs (23 employees)	$1,173	$1,038	$—	$135
Office closures	511	303	45	163
Other costs	3	2	—	1

Total original charge	1,687	1,343	45	299
Q4 2005 adjustment	(113)	—	—	(113)

Total	$1,574	$1,343	$45	$186

(2) Net cash payments totaling $119 were made during the three months ended March 31, 2006.
     In the second quarter of 2003, the Company recorded $5,211 in restructuring and other charges as

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Countinued)
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

Restructuring and Other		Cash(3)	Non-cash	Balance as of
Charges– 2003	Charge	Payments	Usage	Dec. 31, 2005
Severance costs (approximately 30 employees)	$3,917	$3,860	$33	$24
Office reductions	921	592	64	265
Professional fees	373	383	—	(10)

Total original charge	5,211	4,835	97	279
2004 adjustment	(266)	—	—	(266)
2005 adjustment	(13)	—	—	(13)

Total	$4,932	$4,835	$97	$—

TECHNOLOGY SOLUTIONS COMPANY
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
OVERVIEW
In December 2005, our Chief Executive Officer resigned and our Lead Director was named Chairman and Acting Chief Executive Officer. We then implemented initiatives to further reduce costs and we also streamlined our service offerings to four areas – SAP® and PeopleSoft® enterprise application consulting services, customer relationship management and digital healthcare. In addition to these service offerings, our process adoption & training services underlie all these areas in order to facilitate change management and knowledge transfer throughout our implementation processes.
On March 15, 2006, we acquired the consulting assets of Charter Consulting, Inc. (“Charter”), which positions us to provide enhanced consulting value in strategic customer demand generation and operational effectiveness. The operating results of Charter are included in our results from the date of acquisition.
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
COSTS AND EXPENSES
Project Personnel
Project personnel costs consist primarily of professional salaries, fringe benefits and incentive compensation.
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
Management and Administrative Support
Management and administrative support costs consist of client officer costs and infrastructure costs. Client officer costs include client officer compensation and travel, marketing costs and recruiting costs. Client officers are a key component in our client relationship model and are also a billable consulting resource. When our client officers are billable, their costs are included in Project Personnel costs. Each of our clients has a client officer assigned to them. The client officers are responsible for delivery excellence, client relationship and satisfaction, revenues, project margins, and human capital, including recruiting and career development. Infrastructure costs include costs related to our senior corporate management and board of directors; accounting; financial reporting; finance; tax; legal; treasury; human resources; employee benefits; marketing; public and investor relations; office operations; staffing of our project personnel; recruiting; training; internal communications; internal technology applications; management of new business opportunities; planning; quality assurance; and risk management.
Intangible asset amortization
Our acquired intangible assets, which consist of amounts related to customer relationships, backlog, employment agreements, agreements not to compete, and other business agreements, with definitive lives are amortized over their estimated useful lives. In addition, we evaluate our intangible assets with definite lives to determine whether an adjustment to these amounts or estimated useful lives are required based on current events and circumstances.
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

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Stock-Based Compensation
On January 1, 2006, we adopted the provisions of Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (SFAS 123R) resulting in a change in our method of recognizing stock-based compensation expense. Specifically, we now record compensation expense for employee stock options and restricted stock units. For the three months ended March 31, 2006, we recorded $58 thousand of compensation expense related to stock options and restricted stock units. Had we expensed employee stock options and restricted stock units for the three months ended March 31, 2005, we estimate that stock-based compensation expense would have increased by $372 thousand.
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
SFAS No. 142 requires that goodwill be evaluated for impairment annually or if an event occurs or if circumstances change that may reduce the fair value of the acquisition below its book value. The impairment test is conducted (based on the revenues derived from the acquired entity) utilizing a “fair value” methodology. We evaluate the fair value of our acquisitions utilizing various valuation techniques including discounted cash flow analysis. This implied fair value is compared to the carrying amount of the goodwill at the enterprise level. If the fair value is less, we would then recognize an impairment loss. In addition, we evaluate the intangible assets with definite lives to determine whether adjustment to these amounts or estimated useful lives are required based on current events and circumstances.
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
THREE MONTHS ENDED MARCH 31, 2006 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2005
Revenues
Consolidated net revenues were $10.7 million for the three months ended March 31, 2006, a

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
decrease of 4 percent from the same period in the prior year. Revenues before reimbursements decreased 4 percent to $9.4 million from $9.8 million. This decrease was primarily due to the realignment of our service offerings.
During the three months ended March 31, 2006, one client accounted for more than 10 percent of revenues before reimbursements (Electro-Motive Diesel, Inc. – 35 percent). The cancellation or significant reduction in the use of services by this major customer could have a material adverse effect on our results of operations. During the three months ended March 31, 2005, no client accounted for more than 10 percent of revenues before reimbursements. We added five new clients and 13 new projects during the three months ended March 31, 2006 compared to 28 new clients and 54 new projects during the same period in the prior year. The new clients and projects added during the three months ended March 31, 2006 included one new client related to the acquisition of Charter. The new clients and projects added during the three months ended March 31, 2005 included 12 new clients related to the acquisition of Zamba. The decrease in new clients and projects reflects the significant amount of work we performed at existing clients in 2006.
Costs and Expenses
Project personnel costs were $5.0 million for the three months ended March 31, 2006, a decrease of 27 percent from the same period in the prior year. This decrease was mainly due to a decrease in professional headcount as a result of our headcount reductions during 2005. Project personnel costs for the three months ended March 31, 2006 includes an accrual for incentive compensation of $0.3 million. There was no accrual for incentive compensation in the same period in the prior year. Project personnel costs as a percentage of revenues before reimbursements decreased to 53 percent for the three months ended March 31, 2006 compared to 70 percent in the same period in the prior year as a result of an improvement in utilization as well as an increase in average hourly billing rates. Utilization improved to 73 percent from 59 percent and average hourly billing rates increased 7 percent to $163. Our average billing rate increased as we increased our focus on higher value services and exited lower margin projects.
Other project expenses were $2.0 million for the three months ended March 31, 2006, a decrease of 18 percent from the same period in the prior year. This decrease resulted from a $0.2 million decrease in non-billable travel costs; a decrease in severance costs of $0.2 million; and a decrease in various other costs of $0.3 million such as depreciation and other costs for laptop computers and hiring costs. This decrease was partially offset by an increase in subcontractor costs of $0.3 million, due to the increased use of subcontractors for certain specialized skills. Other project expenses as a percentage of revenues before reimbursements decreased to 21 percent for the three months ended March 31, 2006 from 25 percent from the same period in the prior year mainly due to the decrease in non-billable travel and severance costs.
There was no bad debt expense for the three months ended March 31, 2006 or March 31, 2005.
Management and administrative support costs decreased to $2.8 million for the three months ended March 31, 2006 from $4.6 million for the same period in the prior year. This decrease

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
resulted from a $1.1 million decrease in labor costs due to our headcount reductions during 2005; $0.3 million reduction in office and office related costs due to our office closures and space reductions during 2005; a $0.2 million reduction in travel costs due to the aforementioned headcount reductions and cost controls; and a $0.2 million reduction in various other costs due to our ongoing cost controls.
Intangible asset amortization was $0.2 million for the three months ended March 31, 2006 compared to $0.3 million for the three months ended March 31, 2005.
Operating Loss
Consolidated operating loss was $0.6 million for the three months ended March 31, 2006 compared to $4.4 million for the same period in the prior year. The decrease in the operating loss mainly resulted from the decrease in headcount due to our headcount reductions during 2005, closures and reduction in office space during 2005, and continued costs controls as well as an improvement in our billing rate as we increased our focus on higher value services and exited lower margin projects.
Other Income
Other income for the three months ended March 31, 2006 was $0.3 million, a slight increase from the same period in the prior year. This increase, despite lower cash balances, resulted from an increase in average interest rates. Our cash and cash equivalents were primarily invested in overnight money market type accounts. Average interest rates were approximately 4.4 percent for the three months ended March 31, 2006 compared to approximately 2.4 percent during the same period in the prior year.
Income Tax Provision
We did not recognize an income tax benefit for the three months ended March 31, 2006 or 2005 since we recorded a full valuation allowance against our deferred taxes in 2003 and we continue to provide a full valuation allowance for all tax benefits since then.
Shares Outstanding
Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding increased to 2,385,000 from 2,343,000 mainly due to effect of the 151,025 shares issued on March 15, 2006 as a result of the Charter acquisition.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $1.2 million and $5.3 million for the three months ended March 31, 2006 and 2005, respectively. Net cash used in operating activities for the three months ended March 31, 2006 primarily resulted from an increase in receivables due to an increase in revenues, as compared to the fourth quarter of 2005, and days sales outstanding. Days sales outstanding increased by 9 days to 69 days at March 31, 2006 as compared to 60 days

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
at March 31, 2005.
Estimated future cash commitments include various office facilities, property and office equipment under operating leases and other costs that expire at various dates; severance costs relating to restructuring and other charges; committed computer system costs; and an annual commitment for telecommunications. In addition, we have contingent payments, which would be due in 2007 and 2008, related to our acquisition of the business of Proceed North America LLC in 2004. The Company has no guarantees of third party debt or any other off-balance sheet commitments as of March 31, 2006. A summary of our contractual obligations at March 31, 2006 is as follows:

	Payments Due By Period (In thousands)
	Remaining
	Quarters in
	2006	2007	2008	Total
Operating leases (net of restructuring and other charges)	$407	$268	$8	$683
Cash outlay for restructuring and other charges	472	334	—	806
Purchase obligations (net of restructuring and other charges)	126	144	1	271
Contingent payment for Proceed	—	167	167	334

Total	$1,005	$913	$176	$2,094

Net cash used in investing activities was $2.7 million during 2006. Capital expenditures of less than $0.1 million represented software purchases. We currently have no material commitments for capital expenditures. We made cash payments of $2.4 million related to our acquisition of Charter and the payment of liabilities assumed as part of this acquisition as well as a payment of $0.3 million related to the upcoming closure of the Charter office in the second quarter of 2006.
There were no cash flows related to financing activities during the three months ended March 31, 2006.
Our cash and cash equivalents at March 31, 2006 were $16.2 million. Our investment policy is to maintain most of our cash and cash equivalents in highly liquid, large money market type funds. This policy exposes us to short-term interest rate fluctuations.
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

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Operating results and liquidity, including our ability to raise additional capital if necessary, may be materially and adversely affected by continued low demand for the Company’s services. In addition, a number of other factors, including general economic conditions, technological changes, competition and other factors affecting the IT and consulting industry generally, and the suspension or cancellation of a large project could have an adverse effect on future results and liquidity. These aforementioned factors, as well as other factors, are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 under Item 1A. — Risk Factors and this Quarterly Report on Form 10-Q for the period ended March 31, 2006 under Item 1A – Risk Factors.
ASSUMPTIONS UNDERLYING CERTAIN FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This Form 10-Q contains or may contain certain forward-looking statements concerning our financial position, results of operations, cash flows, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions. These forward-looking statements involve significant risks and uncertainties. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. We claim the protection of the safe harbor for forward-looking statements contain in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form 10-Q include, among others, our ability to manage decreased revenue levels; our need to attract new business and increase revenues; our declining cash position; our ability to manage costs and headcount relative to expected revenues; our ability to successfully introduce new service offerings; our dependence on a limited number of clients for a large portion of our revenue; the potential loss of significant clients; our ability to attract new clients and sell additional work to existing clients; our ability to attract and retain employees; the rapidly changing nature of information technology services, including our ability to keep pace with technological and market changes and our ability to refine and add to existing service offerings; the decreasing level of options available for grants by us to attract new employees and to retain existing employees; our ability to successfully integrate the Charter business with our business; and changing business, economic or market conditions and changes in competitive and other factors, all as more fully described herein and in our Annual Report on Form 10-K for the year ended December 31, 2005 under Risk Factors and elsewhere from time to time in our other SEC reports. Such forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If we do update or correct one or more

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Actual results may vary materially.

TECHNOLOGY SOLUTIONS COMPANY
PART I. FINANCIAL INFORMATION
(Continued)
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
TSC is exposed to interest rate fluctuations. Changes in interest rates affect interest income on cash and cash equivalents. The Company’s cash and cash equivalents are primarily invested in overnight money market type accounts. Average interest rates were approximately 4.4 percent during the three months ended March 31, 2006 compared to 2.4 percent during the same period in the prior year. Based on the cash and cash equivalents balances as of March 31, 2006 and 2005, a hypothetical 1.00 percent increase in interest rates would have resulted in approximately $40 and $60 thousand in additional net investment income during each of the quarters ended March 31, 2006 and 2005, respectively.
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

TECHNOLOGY SOLUTIONS COMPANY
PART II. OTHER INFORMATION
ITEM 1—LEGAL PROCEEDINGS
There are no material changes to the Legal Proceedings described under the title “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 1A—RISK FACTORS
There are no material changes to the Risk Factors described under the title “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) STOCK REPURCHASES

			(c) Total number	(d) Maximum number of
			of shares	shares (or approximate
	(a) Total		purchased as part	dollar value of shares)
	number	(b) Average	of publicly	that may yet be purchased
	of shares	price paid per	announced plans	under the plans or
Period	purchased	share	or programs	programs
January 1, 2006 – January 31, 2006	0	$—	0	234,360
February 1, 2006 – February 28, 2006	0	$—	0	234,360
March 1, 2006 – March 31, 2006	0	$—	0	234,360

Total	0	$—	0	234,360

The Company has a stock repurchase program, which allows for share repurchases of up to 576,266 shares of outstanding Company common stock (the “Repurchase Program”). The Repurchase Program was approved by the Board of Directors during September 2000 (150,000 shares), August 2001 (100,000 shares), April 2002 (196,516 shares) and February 2003 (129,750 shares). The Company has repurchased an aggregate total of 341,906 shares since the inception of this Repurchase Program in September 2000. All previous period repurchases were made in the open market, subject to market conditions and trading restrictions. The timing and size of any future stock repurchases are subject to market conditions, stock prices, the Company’s cash position and other cash requirements.

TECHNOLOGY SOLUTIONS COMPANY
PART II. OTHER INFORMATION — (CONTINUED)
ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company’s 2006 Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 11, 2006. Represented at the Annual Meeting, either in person or by proxy, were 2,394,389 voting shares. The following actions were taken by a vote of the Company’s stockholders at the Annual Meeting:
1.	Ms. Paula Krueger and Messrs. Raymond P. Caldiero, Carl F. Dill, Jr., Gerald Luterman, and John R. Purcell were elected to serve as members of the Company’s Board of Directors receiving 2,370,732; 2,370,705; 2,370,921; 2,370,469; and 2,370,705 votes in favor of election, respectively, and 23,657; 23,684; 23,468; 23,920; and 23,684 votes withheld, respectively.

2.	The appointment of Grant Thornton LLP to serve as the Company’s independent auditors for its fiscal year ending December 31, 2006 was ratified; 2,374,977 votes were cast for the ratification; 11,887 votes were cast against the ratification; and there were 7,525 abstentions. There were no broker non-votes
ITEM 5—OTHER INFORMATION
None.
ITEM 6—EXHIBITS
     (a) Exhibits

Exhibit #	Description of Document
10.1*	Technology Solutions Company 1996 Stock Incentive Plan, as amended and restated

10.2*	Form of restricted stock unit award agreement

10.3*	Form of inducement stock option agreement

10.4*	Employment Agreement for David B. Benjamin, effective April 1, 2006

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

TECHNOLOGY SOLUTIONS COMPANY
PART II. OTHER INFORMATION — (CONTINUED)
ITEM 6. EXHIBITS (CONTINUED)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
All other items in Part II, specifically Item 3 – Default on Senior Securities since the Company has no Senior Securities, are either not applicable to the Company during the quarter ended March 31, 2006, the answer is negative, or a response has been previously reported and an additional report of the information is not required, pursuant to the instructions to Part II.

* Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY SOLUTIONS COMPANY

Date: May 15, 2006	By:	/s/ SANDOR GROSZ Sandor Grosz
Chief Financial Officer