Form 10-Q
period 2006-09-30
TECHNOLOGY SOLUTIONS COMPANY
filed 2006-11-13
CIK 877645

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
Commission file number 0–19433
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
As of November 4, 2006 there were outstanding 2,507,375 shares of TSC Common Stock, par value $.01.

TECHNOLOGY SOLUTIONS COMPANY
Index to Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,327	$20,135
Receivables, less allowance for doubtful receivables of $66	7,889	7,158
Other current assets	842	582

Total current assets	23,058	27,875
COMPUTERS, FURNITURE AND EQUIPMENT, NET	356	390
GOODWILL	2,913	—
INTANGIBLE ASSETS, NET	1,446	979
LONG-TERM RECEIVABLES AND OTHER	3,555	3,555

Total assets	$31,328	$32,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$897	$600
Accrued compensation and related costs	4,059	3,420
Restructuring accruals	518	1,429
Other current liabilities	2,808	2,702

Total current liabilities	8,282	8,151

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; shares authorized — 10,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized — 20,000,000; shares issued — 2,677,452 and 2,526,427; shares outstanding 2,507,375 and 2,356,350	27	25
Capital in excess of par value	129,876	127,889
Accumulated deficit	(102,249)	(98,687)
Treasury stock, at cost, 170,077 shares	(4,819)	(4,819)
Accumulated other comprehensive income:
Cumulative translation adjustment	211	240

Total stockholders’ equity	23,046	24,648

Total liabilities and stockholders’ equity	$31,328	$32,799

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
REVENUES:
Revenues before reimbursements	$8,743	$9,347	$29,661	$28,341
Reimbursements	1,290	1,213	4,032	3,762

	10,033	10,560	33,693	32,103

COSTS AND EXPENSES:
Project personnel	6,139	5,487	17,543	18,516
Other project expenses	2,334	1,706	6,842	6,103
Reimbursable expenses	1,290	1,213	4,032	3,762

Cost of services	9,763	8,406	28,417	28,381
Bad debt expense	—	—	—	—
Management and administrative support	2,687	3,224	8,812	11,818
Intangible asset amortization	260	253	736	765
Goodwill and intangible asset impairment	—	—	—	679
Restructuring and other charges	—	—	—	1,674
Gain on litigation settlement	—	—	—	(2,722)

	12,710	11,883	37,965	40,595

OPERATING LOSS	(2,677)	(1,323)	(4,272)	(8,492)

OTHER INCOME:
Net investment income	335	247	710	607

LOSS BEFORE INCOME TAXES	(2,342)	(1,076)	(3,562)	(7,885)

INCOME TAX PROVISION	—	—	—	—

NET LOSS	$(2,342)	$(1,076)	$(3,562)	$(7,885)

BASIC NET LOSS PER COMMON SHARE	$(0.93)	$(0.46)	$(1.44)	$(3.36)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,507	2,351	2,467	2,347

DILUTED NET LOSS PER COMMON SHARE	$(0.93)	$(0.46)	$(1.44)	$(3.36)

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	2,507	2,351	2,467	2,347

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the
	Nine Months Ended
	September 30,
	2006	2005
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,562)	$(7,885)
Restructuring and other charges	—	1,674
Goodwill and intangible asset impairment	—	679

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	816	1,087
Non-cash stock compensation	589	89

Changes in assets and liabilities:
Receivables	(731)	(1,658)
Other current assets	(260)	(284)
Accounts payable	307	102
Accrued compensation and related costs	646	(1,315)
Restructuring accruals	(911)	(1,674)
Other current liabilities	145	(1,196)
Other assets	2	2,068

Net cash used in operating activities	(2,959)	(8,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net assets of acquired businesses, net of cash	(2,734)	—
Capital expenditures	(30)	(208)

Net cash used in investing activities	(2,764)	(208)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit	—	(649)
Proceeds from exercise of stock options	—	9
Proceeds from employee stock purchase plan	—	128

Net cash used in financing activities	—	(512)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(85)	(48)

DECREASE IN CASH AND CASH EQUIVALENTS	(5,808)	(9,081)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,135	30,032

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,327	$20,951

SUPPLEMENTAL DISCLOSURES:
Noncash investing activities:
Common stock issued for acquisition activity	$1,400	$—
The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(In thousands, except share and per share data)
NOTE 1 — BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Technology Solutions Company and its subsidiaries (“TSC” or the “Company”). The consolidated balance sheet as of September 30, 2006, the consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005 and the consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2006 and for all periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the United States Securities and Exchange Commission (“SEC”) on March 23, 2006.
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
NOTE 3 — NEW ACCOUNTING STANDARDS
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of the provisions of FIN 48. However, given the size of the Company’s net operating loss carryforwards and that the Company previously recorded a full valuation

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)
allowance against their entire net deferred tax asset, it is not expected that FIN 48 will have a significant impact on net deferred tax assets or liabilities.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Consideration of Prior Years’ Errors in Quantifying Current Year Misstatements” (“SAB 108”). SAB 108 expresses the SEC Staff’s views regarding the process to be applied in considering the effects of prior years’ misstatements when quantifying misstatements in the current year’s financial statements and was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, the approaches most commonly used in practice to accumulate and quantify the effects of financial statement misstatements are referred to as the “rollover” and “iron curtain” approaches. The rollover approach quantifies a misstatement based on the amount originating in the current year income statement. Exclusive reliance on the rollover approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain approach quantifies a misstatement based on the effects of correcting the amount of the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. Exclusive reliance on the iron current approach can result in disregarding the effects of misstatements in the current year income statement that results from correction of misstatements existing in previously issued financial statements. The Company currently uses the rollover method for quantifying financial statement misstatements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” since it requires quantification of errors under both the rollover and iron curtain methods. SAB 108 allows registrants to initially apply the dual approach by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of the January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of the Company’s annual financial statements for the year ending December 31, 2006. The accompanying financial statements do no reflect any such potential adjustments.

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

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)
NOTE 5 — STOCK-BASED COMPENSATION
On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R revised SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123) and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Prior to January 1, 2006, the Company had followed the stock compensation rules under APB 25.
SFAS No. 123R requires companies to measure and recognize compensation expense for all employee share-based payments at fair value over the service period underlying the arrangement. Accordingly, the Company determines the grant-date fair value of its stock-based awards, including stock options and restricted stock units, and records an expense in its statement of operations for the amortization of the fair value of the awards. The fair value of the awards is amortized ratably over the vesting periods of the individual awards. The Company adopted the provisions of SFAS No.123R using the “modified prospective” method, whereby fair values of all previously-granted, unvested employee stock-based awards as of January 1, 2006 as well as all awards made on or after January 1, 2006 are considered in determining stock-based compensation expense for the three and nine months ended September 30, 2006. The Company has not restated its operating results for the three and nine months ended September 30, 2005 to reflect charges for the fair value of stock-based arrangements.
     Under the provisions of SFAS No.123R the Company recorded $269 ($0.11 per basic and fully diluted share) and $589 ($0.24 per basic and fully diluted share), respectively, of stock-based compensation expense in our unaudited consolidated statement of operations for the three and nine months ended September 30, 2006. No tax benefit was recognized related to stock-based compensation expense since the Company established and continues to maintain a full valuation allowance to offset all potential tax benefits associated with their net deferred tax assets.

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)
SFAS No. 123R requires presentation of pro-forma information for the comparative period prior to adoption as if the Company had accounted for all employee stock-based compensation under the fair value method of the original SFAS No. 123. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation. The pro-forma net loss for the three and nine months ended September 30, 2006 is the same since stock-based compensation expense is calculated under the provisions of SFAS No. 123R. The amounts for the three and nine months ended September 30, 2006 are included in the table below only to provide a comparative presentation for the three and nine months ended September 30, 2005.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	Actual	Pro-Forma	Actual	Pro-Forma
Net loss:
As reported	$(2,342)	$(1,076)	$(3,562)	$(7,885)
Add: Employee stock-based compensation expense included in reported net loss	269	—	589	89
Less: Employee stock-based compensation expense under SFAS 123R/SFAS 123	(269)	(348)	(589)	(941)

Pro forma	$(2,342)	$(1,424)	$(3,562)	$(8,737)

Basic net loss per common share:
As reported	$(0.93)	$(0.46)	$(1.44)	$(3.36)
Pro forma		$(0.61)		$(3.72)
Diluted net loss per common share:
As reported	$(0.93)	$(0.46)	$(1.44)	$(3.36)
Pro forma		$(0.61)		$(3.72)
During the three and nine months ended September 30, 2006, the Company granted no and 220,000 stock options, respectively. The grant during the nine months ended September 30, 2006 included 170,000 inducement options. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Expected volatility	—	74.6%	65.2%	85.8%
Risk-free interest rates	—	4.15%	4.89%	3.77%
Expected lives	—	4.5 years	4.5 years	4.5 years
Weighted average grant date fair value	—	$5.46	$5.39	$13.26

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)
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
The Company has only one stock incentive plan, the Technology Solutions Company 1996 Stock Incentive Plan (the “1996 Plan”). Options granted under the 1996 Plan are generally exercisable beginning twelve months after date of grant and are fully exercisable within thirty-six months from date of grant. Restricted stock units granted under the 1996 Plan are exercisable as to one-third after twelve months from the date of the grant. The second and third one-third of the restricted stock units are exercisable after twenty four and thirty six months, respectively, subject to the Company achieving certain performance measures. As of September 30, 2006 and 2005, options and restricted stock units to purchase 705,601 and 450,616 shares of common stock were outstanding, respectively. The 1996 Plan expired on September 25, 2006 and, accordingly, no shares are available for grant at September 30, 2006. As of September 30, 2005, options to purchase 230,379 shares of common stock were available for grant.
The following is a summary of changes in outstanding options as of September 30, 2006 and changes during the quarters then ended:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Prices	Life	(000)
Outstanding at December 31, 2005	387,380	$25.68	8 years
Granted	—	—
Exercised	—	—
Forfeited	(37,763)	$22.41	8 years

Outstanding at March 31, 2006	349,617	$26.03	7 years	$9,102

Granted – under 1996 Plan	50,000	$10.87	10 years
Granted – Inducement Options	170,000	$9.19	10 years
Exercised	—	—
Forfeited	(20,141)	$23.55	6 years

Outstanding at June 30, 2006	549,476	$19.53	8 years	$10,733

Granted – under 1996 Plan	—	—
Exercised	—	—
Forfeited	(40,551)	$33.79	5 years

Outstanding at September 30, 2006	508,925	$18.40	8 years	$9,363

Vested at end of period	288,117	$25.14	6 years	$7,243

Exercisable at end of period	288,117	$25.14	6 years	$7,243

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)
During the three and nine months ended September 30, 2006, the Company granted 14,875 and 218,000 restricted stock units, respectively. The following is a summary of the status of the Company’s non-vested shares as of September 30, 2006, and changes during the quarters then ended:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at December 31, 2005	—	—
Granted	168,625	$9.29
Vested	—	—
Forfeited	—	—

Non-vested at March 31, 2006	168,625	$9.29
Granted	34,500	$10.22
Vested	—	—
Forfeited	—	—

Non-vested at June 30, 2006	203,125	$9.29
Granted	14,875	$9.12
Vested	—	—
Forfeited	(21,000)	$9.51

Non-vested at September 30, 2006	197,000	$9.42

As of September 30, 2006, there was approximately $2,570 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements (options and restricted stock units). This cost is expected to be recognized over a weighted-average period of 2.5 years.
There were no options exercised during the three and nine months ended September 30, 2006. The Company received cash from options exercised during the three and nine months ended September 30, 2005 of $0 and $9, respectively. These cash receipts are included in financing activities in the accompanying consolidated statements of cash flows.
NOTE 6 — CAPITAL STOCK
The Company has a stock repurchase program, which allows for share repurchases of up to 576,266 shares of outstanding Company common stock (the “Repurchase Program”). During the nine months ended September 30, 2006 and 2005, the Company did not purchase any shares. The Company has repurchased an aggregate total of 341,906 shares since the inception of this Repurchase Program in September 2000. As of September 30, 2006, there were 234,360 shares available to be purchased under the Repurchase Program.
The timing and size of any future stock repurchases are subject to market conditions, stock prices, the Company’s cash position and other cash requirements.

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)
NOTE 7 — LOSS PER COMMON SHARE
The Company discloses basic and diluted loss per share in the consolidated statements of operations under the provisions of SFAS No. 128, “Earnings Per Share.” Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during each period presented, plus the dilutive effect of common equivalent shares arising from the assumed exercise of stock options using the treasury stock method. Common equivalent shares of 211,256 and 131,866 for the three and nine months ended September 30, 2006 and common equivalent shares of 2,020 and 24,737 for the three and nine months ended September 30, 2005 were not included in the diluted loss per share calculation as they were antidilutive. Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during each period presented.
Reconciliation of basic and diluted loss per share for the three months ended:

	September 30, 2006			September 30, 2005
		Shares	Per		Shares	Per
	Net	(In	Common	Net	(In	Common
	Loss	Thousands)	Share	Loss	Thousands)	Share
Basic loss per share	$(2,342)	2,507	$(0.93)	$(1,076)	2,351	$(0.46)
Effect of common equivalent shares	—	—	—	—	—	—

Diluted loss per share	$(2,342)	2,507	$(0.93)	$(1,076)	2,351	$(0.46)

Reconciliation of basic and diluted loss per share for the nine months ended:

	September 30, 2006			September 30, 2005
		Shares	Per		Shares	Per
	Net	(In	Common	Net	(In	Common
	Loss	Thousands)	Share	Loss	Thousands)	Share
Basic loss per share	$(3,562)	2,467	$(1.44)	$(7,885)	2,347	$(3.36)
Effect of stock options	—	—	—	—	—	—

Diluted loss per share	$(3,562)	2,467	$(1.44)	$(7,885)	2,347	$(3.36)

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)
NOTE 8 — COMPREHENSIVE (LOSS) INCOME
The Company’s comprehensive (loss) income was as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Net loss	$(2,342)	$(1,076)	$(3,562)	$(7,885)
Other comprehensive (loss) income:
Translation adjustment	(5)	7	(29)	26

Other comprehensive (loss) income	(5)	7	(29)	26

Total comprehensive loss	$(2,347)	$(1,069)	$(3,591)	$(7,859)

NOTE 9— OTHER EVENTS
On December 5, 2005, the Company’s Chief Executive Officer resigned and the Company’s Lead Director was named Chairman and Acting Chief Executive Officer. In addition, on December 15, 2005, the Company implemented initiatives to further reduce costs. These cost reductions included headcount reductions, reduction in office space to reflect current needs and the termination of a contract with a vendor. As a result of these events, the Company recorded restructuring and other charges of $1,158 during the quarter ended December 31, 2005. This charge included $438 in severance pay for the former Chief Executive Officer and $720 in headcount reductions of client officers and corporate staff, reduction in office space to reflect current needs, and the termination of a contract with a vendor. As of September 30, 2006 there was an accrual balance of $410. The Company expects to utilize the balance by 2007. The following table provides the components of this charge.

Restructuring and Other Charges –		Cash(1)		Balance as of
Q4 2005	Charge	Payments	Non-cash Usage	September 30, 2006
Former CEO severance costs	$438	$181	$—	$257
Severance costs (9 employees)	340	340	—	—
Office reduction	273	132	—	141
Other costs	107	95	—	12

Total	$1,158	$748	$—	$410

(1)	Net cash payments totaling $714 were made during the nine months ended September 30, 2006.
During the quarter ended September 30, 2005, the Company recorded $1,687 in restructuring and other charges as a result of a strategic realignment and the related cost reductions. This charge consisted of the severance costs of professional personnel, office closures and other costs. During the quarter ended December 31, 2005, the Company reversed $113 of this charge mainly due to more favorable sublease terms for one of the closed offices. As of September 30, 2006, there was an accrual balance of $108. The Company expects to utilize the balance by 2007. The following table provides the components of this charge.

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)

				Balance as of
Restructuring and Other Charges –		Cash(2)	Non-cash	September 30,
Q2 2005	Charge	Payments	Usage	2006
Severance costs (23 employees)	$1,173	$1,111	$—	$62
Office closures	511	308	45	158
Other costs	3	2	—	1

Total original charge	1,687	1,421	45	221
Q4 2005 adjustment	(113)	—	—	(113)

Total	$1,574	$1,421	$45	$108

(2)	Net cash payments totaling $197 were made during the nine months ended September 30, 2006.
In the second quarter of 2003, the Company recorded $5,211 in restructuring and other charges as a result of organizational changes announced in September 2003. These charges consisted of the severance costs of professional personnel and executives, and office reductions as well as professional fees incurred in connection with terminated negotiations with a party that had expressed interest in acquiring the Company. In the second quarter of 2005, this charge was reduced by $13 to $4,932. The Company made the final payment on its remaining contractual lease obligation in 2005 and, accordingly, no further payments are due on this charge. The following table provides the components of this charge.

Restructuring and Other Charges		Cash(3)	Non-cash	Balance as of
– 2003	Charge	Payments	Usage	Dec. 31, 2005
Severance costs (approximately 30 employees)	$3,917	$3,860	$33	$24
Office reductions	921	592	64	265
Professional fees	373	383	—	(10)

Total original charge	5,211	4,835	97	279
2004 adjustment	(266)	—	—	(266)
2005 adjustment	(13)	—	—	(13)

Total	$4,932	$4,835	$97	$—

TECHNOLOGY SOLUTIONS COMPANY
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
OVERVIEW
Technology Solutions Company is a consulting firm that provides clients comprehensive business solutions that include strategy, operational and organizational improvement, information technology and program management components.
In December 2005, our Chief Executive Officer resigned and our Lead Director was named Chairman and Acting Chief Executive Officer. With this change in leadership, we streamlined our service offerings to focus on enterprise applications, customer relationship management and digital healthcare services. In addition, our process adoption and training service, which underlies these areas, facilitates change management and knowledge transfer throughout our service offerings. We further complemented these service offerings through the acquisition of the consulting assets of Charter Consulting, Inc. (“Charter”) on March 15, 2006. The operating results of Charter are included in our results, from the date of acquisition. Charter provides enhanced consulting value in strategic customer demand generation and operational effectiveness. We combined Charter and our customer relationship management offerings mid-year in order to provide a full spectrum of customer value creation services which cover strategy through implementation.
During the first half of the year, we provided enterprise application services related to SAP® and PeopleSoft. The decision by Oracle to support older releases of PeopleSoft software indefinitely (reversing their previously announced policies), removed much of the incentive for companies to upgrade to newer software. As a result, we no longer saw a compelling market for our PeopleSoft services and we exited this offering during the third quarter of 2006, concentrating our enterprise application services on SAP®.
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
Project personnel costs constitute the majority of our operating costs. Since project personnel costs are primarily driven by the cost of billable personnel, mainly compensation and benefits, maintaining these costs at a reasonable and predictable percentage of revenue is critical to our financial performance. Project personnel costs as a percentage of revenues are driven by utilization and average hourly billing rates. Utilization represents the percentage of time our billable professionals spend on billable work. It is our strategy to try to match our project personnel supply with demand. At times, this requires us to reduce headcount and reassign

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
employees to other active projects when they are no longer needed on a particular project. However, because of the mix of skills needed and project durations, implementation of this strategy may be delayed at times. Accordingly, any decline in revenues without a corresponding and timely reduction in staffing, or a staffing increase that is not accompanied by a corresponding increase in revenues, would have an adverse effect on our business, operating results and financial condition, which could be material.
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
Stock-Based Compensation
On January 1, 2006, we adopted the provisions of Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (SFAS No. 123R) resulting in a change in our method of recognizing stock-based compensation expense. Specifically, we now record compensation expense for employee stock options and restricted stock units. For the three and nine months ended September 30, 2006, we recorded $269 thousand and $589 thousand of compensation expense related to stock options and restricted stock units, respectively. Had we expensed employee stock options and restricted stock units for the three and nine months ended

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
September 30, 2005, we estimate that stock-based compensation expense would have increased by $348 thousand and $852 thousand, respectively.
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
THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2005
Revenues
Consolidated revenues were $10.0 million for the three months ended September 30, 2006, a decrease of 5 percent from the same period in the prior year. Revenues before reimbursements decreased 6 percent to $8.7 million from $9.3 million. This decrease resulted from the streamlining of our service offerings at the end of 2005 and exiting our PeopleSoft service offering during the third quarter of 2006, partially offset by revenues from our acquisition of Charter.
During the three months ended September 30, 2006, two clients accounted for more than 10 percent of revenues before reimbursements (Electro-Motive Diesel, Inc. – 35 percent and

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Motorola, Inc – 15 percent). The cancellation or significant reduction in the use of services by these major customers could have a material adverse effect on our results of operations. In terms of client concentration, during the three months ended September 30, 2006, our top two and top five clients accounted for 50 percent and 64 percent of revenues before reimbursements, respectively. This compares to 33 percent and 51 percent for these same categories for the three months ended September 30, 2005. As our client concentration increases, changes in spending by our top clients as well as our ability to replace these clients or projects when completed may result in fluctuations in revenue and profitability. We added 13 new clients and 28 new projects during the three months ended September 30, 2006 compared to 9 new clients and 38 new projects during the same period in the prior year. In total we performed work for 40 clients and 60 projects from new and existing clients during the three months ended September 30, 2006 compared to 61 clients and 99 projects during the same period in the prior year. The decrease in total clients and projects reflects the significant amount of work we performed at our top two clients in 2006 and our resulting increase in client concentration.
Costs and Expenses
Project personnel costs were $6.1 million for the three months ended September 30, 2006, an increase of 12 percent from the same period in the prior year. This increase was primarily due to an accrual for incentive compensation of $0.5 million for the three months ended September 30, 2006. There was no accrual for incentive compensation in the same period in the prior year. Project personnel costs as a percentage of revenues before reimbursements increased to 70 percent for the three months ended September 30, 2006 compared to 59 percent in the same period in the prior year as a result of a decrease in utilization as well as the cost for our aforementioned incentive compensation accrual. Utilization decreased to 66 percent from 68 percent and our average hourly billing rate remained unchanged at $148.
Other project expenses were $2.3 million for the three months ended September 30, 2006, an increase of 37 percent from the same period in the prior year. The increase in subcontractor costs of $0.6 million, due to the use of subcontractors for certain specialized skills, accounted for the majority of the increase in other project. Other project expenses as a percentage of revenues before reimbursements increased to 27 percent for the three months ended September 30, 2006 from 18 percent from the same period in the prior year.
There was no bad debt expense for the three months ended September 30, 2006 or 2005.
Management and administrative support costs decreased to $2.7 million for the three months ended September 30, 2006 from $3.2 million for the same period in the prior year. This decrease resulted from a $0.1 million decrease in occupancy costs due to our office relocation during the second quarter of 2006 as well as office closures; a $0.1 million net decrease in labor costs due to our headcount reductions during 2005 (decrease in salary related costs of $0.3 million partially offset by $0.2 million in stock-based compensation expense under SFAS No. 123R); a $0.1 million reduction in travel costs due to the aforementioned headcount reductions and cost controls; and a $0.2 million reduction in various other costs due to our ongoing cost controls.

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Intangible asset amortization was $0.3 million for the three months ended September 30, 2006 compared to $0.3 million for the three months ended September 30, 2005.
Operating Loss
Consolidated operating loss was $2.7 million for the three months ended September 30, 2006 compared to $1.3 million for the same period in the prior year. The increase in the operating loss mainly resulted from our decrease in revenues as well as our accrual for incentive compensation.
Other Income
Other income for the three months ended September 30, 2006 was $0.3 million, an increase of $0.1 million from the same period in the prior year. This increase resulted from higher interest rates. Our cash and cash equivalents were primarily invested in overnight money market type accounts. Average interest rates were approximately 5.2 percent for the three months ended September 30, 2006 compared to approximately 3.5 percent during the same period in the prior year.
Income Tax Provision
We did not recognize an income tax benefit for the three months ended September 30, 2006 or 2005 since we recorded a full valuation allowance against our deferred taxes in 2003 and we continue to provide a full valuation allowance for all tax benefits since then.
Shares Outstanding
Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding increased to 2,507,000 from 2,351,000 mainly due to effect of the 151,025 shares issued on March 15, 2006 as a result of the Charter acquisition.
NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2005
Revenues
Consolidated revenues were $33.7 million for the nine months ended September 30, 2006, an increase of 5 percent from the same period in the prior year. Revenues before reimbursements increased 5 percent to $29.7 million from $28.3 million. This increase was primarily due to our acquisition of Charter on March 15, 2006, partially offset by the streamlining of our service offerings at the end of 2005 as well as our exiting lower margin projects.
Costs and Expenses
Project personnel costs were $17.5 million for the nine months ended September 30, 2006, a decrease of 5 percent from the same period in the prior year. This decrease was mainly due to a decrease in professional headcount as a result of our headcount reductions during 2005. Project personnel costs for the nine months ended September 30, 2006 includes an accrual for incentive compensation of $1.3 million and $0.1 million in stock-based compensation expense under SFAS No. 123R. There was no accrual for incentive compensation in the same period in the

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
prior year. Project personnel costs as a percentage of revenues before reimbursements decreased to 59 percent for the nine months ended September 30, 2006 compared to 65 percent in the same period in the prior year as a result of an improvement in utilization as well as an increase in average hourly billing rates. Utilization improved to 69 percent from 64 percent and average hourly billing rates increased 6 percent to $155.
Other project expenses were $6.8 million for the nine months ended September 30, 2006, an increase of 12 percent from the same period in the prior year. While other project expenses increased by $0.7 million, subcontractor costs increased $1.5 million due to the use of subcontractors for certain specialized skills. This increase was partially offset by a $0.4 million decrease in non-billable travel costs due to fewer projects with limits on travel costs as well as better cost controls; a decrease in severance costs of $0.1 million; and a decrease in various other costs of $0.3 million such as depreciation and other costs for laptop computers and overall cost controls. Other project expenses as a percentage of revenues before reimbursements increased to 23 percent for the nine months ended September 30, 2006 from 22 percent from the same period in the prior year.
There was no bad debt expense for the nine months ended September 30, 2006 or 2005.
Management and administrative support costs decreased to $8.8 million for the nine months ended September 30, 2006 from $11.8 million for the same period in the prior year. This decrease resulted from a net $1.6 million decrease in labor costs due to our headcount reductions during 2005 (decrease in salary related costs of $2.1 million partially offset by $0.5 million in stock-based compensation expense under SFAS No. 123R); a $0.5 million reduction in travel costs due to the aforementioned headcount reductions and cost controls; a $0.3 million reduction in legal expenses, mainly due to the settlement of a litigation matter in the second quarter of 2006; a $0.2 million decrease in telephone costs due to office closures and new telecommunication contract; and a $0.4 million reduction in various other costs due to our ongoing cost controls.
Intangible asset amortization was $0.7 million for the nine months ended September 30, 2006 compared to $0.8 million for the nine months ended September 30, 2005.
We recorded a goodwill and intangible asset impairment loss of $0.7 million during the nine months ended September 30, 2005 related to the Proceed acquisition due to our strategic realignment and the termination of a business agreement.
During the nine months ended September 30, 2005, we recorded $1.7 million in restructuring and other charges as a result of a strategic realignment and the related cost reductions. This charge consisted of the severance costs of professional personnel, office closures and other costs. During the nine months ended September 30, 2005, we also reversed restructuring and other charges of $13 thousand relating to the charges recorded during the second quarter of 2003.
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
Operating Loss
Consolidated operating loss was $4.3 million for the nine months ended September 30, 2006 compared to $8.5 million for the same period in the prior year. Our operating loss for the nine months ended September 30, 2005 included restructuring and other charges of $1.7 million, goodwill and intangible asset impairment of $0.7 million and the gain on the litigation settlement of $2.7 million. Excluding these items, the operating loss for the nine ended September 30, 2005 was $8.9 million. The decrease in the operating loss resulted from the decrease in headcount due to our headcount reductions during 2005 and continued costs controls as well as a slight increase in revenues.
Other Income
Other income for the nine months ended September 30, 2006 was $0.7 million, an increase of $0.1 million from the same period in the prior year. This increase, despite lower cash balances, resulted from an increase in average interest rates. Our cash and cash equivalents were primarily invested in overnight money market type accounts. Average interest rates were approximately 4.8 percent for the nine months ended September 30, 2006 compared to approximately 2.9 percent during the same period in the prior year.
Income Tax Provision
We did not recognize an income tax benefit for the nine months ended September 30, 2006 or 2005 since we recorded a full valuation allowance against our deferred taxes in 2003 and we continue to provide a full valuation allowance for all tax benefits since then.
Shares Outstanding
Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding increased to 2,467,000 from 2,347,000 mainly due to the 151,025 shares issued on March 15, 2006 for the Charter acquisition.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $3.0 million and $8.3 million for the nine months ended September 30, 2006 and 2005, respectively. Net cash used in operating activities for the nine months ended September 30, 2006 mainly resulted from the loss for the period and payments on our restructuring accruals, less non-cash charges for depreciation, amortization and non-cash stock compensation. Days sales outstanding increased by 4 days to 71 days at September 30, 2006 as compared to 67 days at September 30, 2005. This increase in days sales outstanding results from the normal payment cycles of our largest clients.
Estimated future cash commitments include various office facilities, property and office equipment under operating leases and other costs that expire at various dates; severance costs relating to restructuring and other charges; committed computer system costs; and an annual

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
commitment for telecommunications. The Company has no guarantees of third party debt or any other off-balance sheet commitments as of September 30, 2006. A summary of our contractual obligations at September 30, 2006 is as follows:

	Payments Due By Period (In thousands)
	Remaining
	Quarter in
	2006	2007	2008	Thereafter	Total
Operating leases (net of restructuring and other charges)	$79	$251	$207	$231	$768
Operating leases (included in other current liabilities)	108	215	—	—	323
Cash outlay for restructuring and other charges	184	334	—	—	518
Purchase obligations (net of restructuring and other charges)	56	199	5	—	260

Total	$427	$999	$212	$231	$1,869

Net cash used in investing activities was $2.8 million during 2006. Capital expenditures of less than $0.1 million represented software purchases. We currently have no material commitments for capital expenditures. We made cash payments of $2.4 million related to our acquisition of Charter and the payment of liabilities assumed as part of this acquisition as well as a payment of $0.3 million related to the closure of the Charter office in the second quarter of 2006.
There were no cash flows related to financing activities during the nine months ended September 30, 2006.
Our cash and cash equivalents at September 30, 2006 were $14.3 million. Our investment policy is to maintain most of our cash and cash equivalents in highly liquid, large money market type funds. This policy exposes us to short-term interest rate fluctuations.
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
Operating results and liquidity, including our ability to raise additional capital if necessary, may be materially and adversely affected by continued low demand for the Company’s services. In addition, a number of other factors, including general economic conditions, technological changes, competition and other factors affecting the information technology and consulting industry generally, and the suspension or cancellation of a large project could have an adverse effect on future results and liquidity. These aforementioned factors, as well as other factors, are more fully described in the Company’s Annual Report on Form 10-K for the year ended

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
December 31, 2005 under Item 1A – Risk Factors and this Quarterly Report on Form 10-Q for the period ended September 30, 2006 under Item 1A – Risk Factors.
NEW ACCOUNTING STANDARDS
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of the adoption of the provisions of FIN 48. However, given the size of the Company’s net operating loss carryforwards and that the Company previously recorded a full valuation allowance against their entire net deferred tax asset, it is not expected that FIN 48 will have a significant impact on net deferred tax assets or liabilities.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Consideration of Prior Years’ Errors in Quantifying Current Year Misstatements” (“SAB 108”). SAB 108 expresses the SEC Staff’s views regarding the process to be applied in considering the effects of prior years’ misstatements when quantifying misstatements in the current year’s financial statements and was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, the approaches most commonly used in practice to accumulate and quantify the effects of financial statement misstatements are referred to as the “rollover” and “iron curtain” approaches. The rollover approach quantifies a misstatement based on the amount originating in the current year income statement. Exclusive reliance on the rollover approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain approach quantifies a misstatement based on the effects of correcting the amount of the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. Exclusive reliance on the iron current approach can result in disregarding the effects of misstatements in the current year income statement that results from correction of misstatements existing in previously issued financial statements. The Company currently uses the rollover method for quantifying financial statement misstatements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” since it requires quantification of errors under both the rollover and iron curtain methods. SAB 108 allows registrants to initially apply the dual approach by (1) retroactively adjusting prior financial statements as if the dual approach had

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
always been used or (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of the January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of the Company’s annual financial statements for the year ending December 31, 2006. The accompanying financial statements do no reflect any such potential adjustments.
ASSUMPTIONS UNDERLYING CERTAIN FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This Form 10-Q contains or may contain certain forward-looking statements concerning our financial position, results of operations, cash flows, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions. These forward-looking statements involve significant risks and uncertainties. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form 10-Q include, among others, our ability to manage decreased revenue levels; our need to attract new business and increase revenues; our declining cash position; our ability to manage costs and headcount relative to expected revenues; our ability to achieve proper utilization rates or charge acceptable rates for our services could adversely affect our ability to successfully introduce new service offerings; our dependence on a limited number of clients for a large portion of our revenue; the potential loss of significant clients; our ability to attract new clients and sell additional work to existing clients; our ability to attract and retain employees; the rapidly changing nature of information technology services, including our ability to keep pace with technological and market changes and our ability to refine and add to existing service offerings; the lack of shareholder approved stock options available for grants by the Company to retain existing employees; our ability to successfully integrate the Charter business with our business; and changing business, economic or market conditions and changes in competitive and other factors, all as more fully described herein and in our Annual Report on Form 10-K for the year ended December 31, 2005 under Risk Factors and elsewhere from time to time in our other SEC reports. Such forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If we do update or

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Actual results may vary materially.

TECHNOLOGY SOLUTIONS COMPANY
PART I. FINANCIAL INFORMATION
(Continued)
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
TSC is exposed to interest rate fluctuations. Changes in interest rates affect interest income and expense on cash and cash equivalents. The Company’s cash and cash equivalents are primarily invested in overnight money market type accounts. Average interest rates were approximately 4.8 percent during the nine months ended September 30, 2006 compared to 2.9 percent during the same period in the prior year and approximately 5.2 percent during the three months ended September 30, 2006 compared to 3.4 percent during the same period in the prior year. Based on the cash and cash equivalents balances as of September 30, 2006 and 2005, a hypothetical 1.00 percent increase in interest rates would have resulted in approximately $36 thousand and $52 thousand in additional net investment income during each of the quarters ended September 30, 2006 and 2005, respectively, and approximately $107 thousand and $157 thousand during each of the nine months ended September 30, 2006 and 2005, respectively.
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
ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) STOCK REPURCHASES

			(c) Total number	(d) Maximum number of
			of shares	shares (or approximate
	(a) Total		purchased as part	dollar value of shares)
	number	(b) Average	of publicly	that may yet be
	of shares	price paid per	announced plans	purchased under the
Period	purchased	share	or programs	plans or programs
July 1, 2006 – July 31, 2006	0	$—	0	234,360

August 1, 2006 – August 31, 2006	0	$—	0	234,360

September 1, 2006 – September 30, 2006	0	$—	0	234,360

Total	0	$—	0	234,360

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
All other items in Part II, specifically Item 3 – Default on Senior Securities since the Company has no Senior Securities, are either not applicable to the Company during the quarter ended September 30, 2006, the answer is negative, or a response has been previously reported and an additional report of the information is not required, pursuant to the instructions to Part II.

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY SOLUTIONS COMPANY
Date: November 13, 2006	By:	/s/ SANDOR GROSZ
Sandor Grosz
Chief Financial Officer