Form 10-K
period 2006-12-31
TECHNOLOGY SOLUTIONS COMPANY
filed 2007-03-23
CIK 877645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2006
Commission file number 0 – 19433
Technology Solutions Company
(Exact name of registrant as specified in its charter)
Incorporated in the State of Delaware
IRS Employer Identification No. 36-3584201
55 East Monroe Street, Suite 2600
Chicago, Illinois 60603
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (312) 228-4500
Securities Registered Pursuant To Section 12(b) Of The Act: None
Securities Registered Pursuant To Section 12(g) Of The Act:

Name of Each Exchange
Title of Each Class	on Which Registered
Common Stock, $.01 par value per share	Nasdaq Global Market
Preferred Stock Purchase Rights
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer     Accelerated Filer     Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ☑
The aggregate market value of the registrant’s voting stock held by nonaffiliates of the registrant (based upon the per share closing price of $9.25 on June 30, 2006, and, for the purpose of this calculation only, the assumption that all of registrant’s directors and executive officers are affiliates) was approximately $21,480,000.
The number of shares outstanding of the registrant’s Common Stock, $.01 par value per share, as of March 19, 2007 was 2,540,291.
Documents Incorporated by Reference:
Information required by Part III (Items 10, 11, 12, 13 and 14) of this document is incorporated by reference to certain portions of registrant’s definitive Proxy Statement distributed in connection with its 2007 Annual Meeting of Stockholders.

TECHNOLOGY SOLUTIONS COMPANY
FORM 10-K

Page i

Technology Solutions Company
PART I.
ITEM 1. BUSINESS
Introduction
Technology Solutions Company (“TSC”) is a professional services firm providing business solutions. It provides specialized solutions for targeted industries, including Healthcare, Manufacturing, and Financial Services. TSC business solutions enable organizations to create, deliver and measure real customer value.
TSC delivers real world solutions and rapid results by leveraging seasoned teams, deep industry expertise and best practice know-how, combined with unique intellectual property and technology implementation skills. TSC maintains high client satisfaction levels and long term relationships based on our collaborative approach and stringent Quality Assurance program.
As used herein, the terms “TSC,” “Company,” “we” or “us” unless the context otherwise clearly requires, refers to Technology Solutions Company and its subsidiaries. TSC trades on the Nasdaq Global Market® under the symbol “TSCC.” TSC is incorporated under the laws of the state of Delaware and operates within one reportable business segment. This report discusses the twelve months ended December 31, 2006. The Company’s principal executive office is located in Chicago, Illinois.
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

Business Solution Offerings and Services
Technology Solutions Company brings specialized business solutions to the key processes and operations at the heart of successful organizations. For example, the customer experience is defined by much more than a Customer Relationship Management system. Our assessment process evaluates and identifies opportunities to create value at all touch points across the enterprise, reducing customer churn and improving customer satisfaction and loyalty. In Healthcare, our digital imaging capabilities and expertise helps healthcare providers optimize workflow, reduce the high recurring expense of film, and ensure that disparate clinical information systems communicate across the enterprise. Our strategy and adoption services are a common thread across our targeted industries by helping organizations through the change transformation process. While TSC client engagements generally begin with our business strategy and assessment services, our capabilities, processes and solutions span the entire delivery process and extend, unlike most solution providers, to post delivery value-measurement — a unique and differentiated capability. (See Figure 1)
Figure 1: TSC Business Capabilities
Business Strategy & Assessment Services • Product Value Assessment • Access Channel Development • Customer Experience Improvement • Cost Optimization Targeted Industries Manufacturing • SAP Enterprise Applications • Enterprise Resource Planning • Supply Chain Management • Supplier Relationship Management • Human Capital Management • Service Parts Management Financial Services • Planning & Organizational Design • People & Process Assessment • Technology Implementation & Technology Value Realization Healthcare Workflow Optimization • Clinical Digital Imaging • Picture Archiving & Communication Systems (PACS) • Electronic Medical Records • Digital Systems Integration • Project Management, Implementation & Value Realization Process Adoption and Training Services • Change Management • Application & Operations Training • eLearning, Web & Multimedia Training • Learning Management System Implementation • Continuing Education
For our targeted industries, TSC provides end-to-end solutions by utilizing experienced, collaborative teams who focus on speed-to-value helping clients deploy business, process, and technology innovations.
Acquisitions
On March 15, 2006, the Company acquired the consulting assets of Charter Consulting, Inc., which helped position the Company to provide enhanced consulting value in strategic customer demand generation and operational effectiveness.

Clients
TSC’s business is primarily focused on the commercial market, serving clients based in the United States, but also supports global deployments and some international clients. The Company’s typical clients are companies with between $250 million to $2 billion in annual revenue or similar sized divisions of larger corporations. In addition, hospitals and hospital chains represent a growing market segment we serve. During 2006, TSC performed project work for 71 clients. During 2006, our top client (Electro-Motive Diesel Inc) represented 34 percent of revenues before reimbursements. During 2005, our top client (Electro-Motive Diesel Inc.) represented 17 percent of revenues before reimbursements. During 2004, our top client (United Water Inc.) represented 10 percent of revenues before reimbursements.
Competition
The business solutions/services market is highly competitive from both a services and products standpoint. Market needs and buying trends are constantly changing due to globalization, rapid evolution of business process best practices, outsourcing technology advances and other influences. The Company’s revenue is primarily derived from leading companies in their industries and healthcare providers which both attract vigorous competition by solutions providers and consultants. TSC seeks to minimize such competition by providing unique business solutions in specialized markets where it can truly differentiate itself.
TSC’s competitors include international, national and regional consulting and implementation firms, hardware and software company solutions providers with professional services divisions, and IT contract programming companies (including offshore groups). The firm also competes with clients’ internal IT resources. Many of TSC’s competitors have significantly greater financial, technical and marketing resources as well as greater name recognition.
Competition has intensified in recent years as a result of both economic and market pressures. Clients continue to try to minimize costs, negotiate lower prices, or perform IT services in-house. In addition, there has been increased competition within the industry.
Competitive Differentiation
TSC believes that it differentiates itself from its competitors in four key areas:
•
Intellectual capital, innovation and execution: TSC turns ideas into real-world packaged, value-add business strategies and processes for its clients. The Company’s industry, process and technology experts drive the development of innovative services to enhance our clients’ business and IT operations. TSC’s consulting staff utilizes continuous peer knowledge exchange to share best practices from current projects and from strategic relationships with software and technology providers. This intellectual capital forms the foundation of TSC’s value-added services, tools and methodologies.

•
Experience-based delivery model: Our consultants plan, design and implement business solutions for our clients based on deep knowledge of industry processes and best practices, combined with expertise in current technologies and applications. We leverage the capabilities and best-practices from our diverse, specialized markets to bring our customers unique and differentiated solutions. Led by senior-level professionals with both industry and consulting experience, we strive to provide demonstrable and tangible value creation for our customers.

•
Highly skilled, results-driven engagement teams: TSC has produced measurable benefits to our clients over the years through experienced consulting professionals (with an average of more than 18 years experience); the use of proprietary implementation tools; the ability to apply new technologies and innovative business solutions; a flat project staffing model of more experienced personnel and less total personnel per project; and the quality of its work product.

•	Objective advisor: TSC works with a variety of vendors to shape and implement our solution offerings and can provide clients with objective advice in areas of applications, tools and technology.
Business Development
TSC employs several primary revenue generation approaches, including: (1) selling efforts of its business development professionals; (2) specialty services that address targeted industry and business concerns; (3) intellectual capital and lead-generating marketing programs; (4) leveraging large, channel partners who can promote and sell our offerings; and (5) relationships cultivated by its Senior Vice-Presidents, Vice-Presidents and delivery personnel.
Strategic Relationships
The Company has strategic relationships with software and technology providers which complement and support our service offerings, such as SAP®, the world’s leader in ERP solutions. TSC enters into these relationships to provide integrated, high-value solutions to clients and to leverage joint business development opportunities. TSC’s relationships are non-exclusive.
International
TSC had limited international operations in 2006 and 2005 and no international operations in 2004. International operations, which represented less than one percent of revenues in 2006 and 2005 (see Note 14 in “Notes to Consolidated Financial Statements”), were in Canada. For additional information about certain risks related to the Company’s international operations, see further discussions in Item 1A. — Risk Factors.

Personnel
As of December 31, 2006, TSC had a total professional staff of 131 (excluding Infrastructure). The following table summarizes, as of December 31, 2006, the experience levels of TSC’s professional staff (excluding sales and marketing personnel).

		Average Relevant Experience (Years)
	% of
Level	Total	Consulting	Industry	Total
Senior Vice Presidents	8%	16	9	25
Vice Presidents	15%	12	9	21
Managers	31%	11	10	21
Leads	28%	8	11	19
Analysts	17%	6	6	12
Associate Consultants	1%	2	3	5
Infrastructure
As of December 31, 2006, TSC had a staff of 19 individuals who comprised the corporate infrastructure support function. The services provided by infrastructure include: senior corporate management; accounting, finance and financial reporting; tax; legal; treasury; human resources, recruiting and employee benefits; marketing; public and investor relations; internal communications; internal technology applications; staffing of our project personnel; management of new business opportunities; planning; quality assurance; and risk management.
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

Executive Officers of the Registrant
The executive officers of TSC are as follows:

Carl F. Dill, Jr.	Chairman
Milton G. Silva-Craig	Chief Executive Officer and President
Philip J. Downey	Vice President — General Counsel and Corporate Secretary
Sandor Grosz	Vice President and Chief Financial Officer
Carl F. Dill, Jr., age 61, has been Chairman of the Board of the Company since December 2005. He served as Acting Chief Executive Officer of the Company from December 2005 until December 2006. He served as Lead Director of the Company from May 2005 until December 2005. He has been a Director of the Company since July 2001. Since June 2001, he has served as a strategic advisor to a number of high-tech and consulting businesses. From 1998 until 2001, he served as Vice President and Chief Information Officer of Time Warner, Inc. Mr. Dill served from 1982 until 1998 as Senior Vice President and Chief Information Officer for McDonald’s Corporation. He is also a Director of ThoughtWorks, Inc. and an advisory board member for Arxan Technologies, Inc.
Milton G. Silva-Craig, age 39, has been Chief Executive Officer and President and a Director of the Company since December 2006. Prior to joining the Company, Mr. Silva-Craig served as President from June 2004 to March 2006 and Chief Operating Officer from March 2001 to March 2006 of Emageon, Inc., a leading provider of multi-specialty tools for physicians and healthcare professionals. Prior to joining Emageon, Mr. Silva-Craig served at General Electric from 1993 to 2001, running business units in e-Commerce, ASP hosting and digital imaging.
Philip J. Downey, age 55, has been Vice President — General Counsel and Corporate Secretary of the Company since October 2004. Mr. Downey joined TSC in December 1997 as Director of Taxes and was promoted to Vice President Tax and Tax Counsel in January 2000. Prior to joining TSC, he had over 24 years of tax and law experience, including Chief Operating Officer at Empire Carpet, Director of International Taxes for Quaker Oats, and five years with the Internal Revenue Service. He is a member of the Illinois Bar and a Certified Public Accountant.
Sandor Grosz, age 51, has been Vice President and Chief Financial Officer of the Company since October 2004. Mr. Grosz joined TSC in March 1997 as International Controller and was promoted to the role of Corporate Controller in December 1997. From 1988 to 1997, he was Vice President of Finance for Management Consulting Group PLC, an international consulting firm. His prior experience includes public accounting and litigation support consulting, most recently as a Senior Audit Manager with KPMG Peat Marwick. He is a Certified Public Accountant.
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

ITEM 1A. RISK FACTORS
We operate in an environment that is difficult to predict and that involves significant risks and uncertainties, many of which are beyond our control. These risks and uncertainties include, but are not limited to, those set forth below. Other risks and uncertainties not presently known to us or that are not currently believed to be material, if they occur, also may adversely affect us. In particular, these risks and uncertainties could cause our actual financial, operating and other results to differ materially from any results that we might project, forecast, estimate or budget in our forward-looking statements.
We are subject to numerous risks currently affecting our business.
We are currently subject to many risks, including, without limitation:
•	our ability to manage decreased revenue levels;

•	our need to attract new business and clients and increase revenues;

•	our declining cash position;

•	our ability to manage costs and headcount relative to expected revenues;

•	our ability to successfully introduce new product and service offerings;

•	our dependence on a limited number of clients for a large portion of our revenue;

•	the potential loss of significant clients;

•	our ability to sell additional work to existing clients;

•	our ability to attract and retain employees;

•
the rapidly changing nature of information technology services, including our ability to keep pace with technological and market changes and our ability to refine and add to existing service offerings;

•	the decreasing level of inducement options available under our 2006 Employee Inducement Award Plan for grants by us to attract new employees;

•	the impact that the expiration of our shareholder approved 1996 Stock Incentive Plan may have on our ability to retain existing employees; and

•	changing business, economic or market conditions and changes in competitive and other factors.
We must increase revenues and return to profitability in order to continue as a going concern.
We have experienced ongoing decreased demand for our services resulting in declining revenues and recurring operating losses. For the years ended December 31, 2006, 2005 and 2004 we had operating losses of $9.7 million, $18.1 million and $9.3 million, respectively. We need to attract business from new clients through sales and marketing efforts and through specialty services that address targeted industry and business concerns in order to continue as a successful service provider.
If we are unable to increase revenues and regain profitability, we may realize a decline in the quality of our services and products and our ability to retain key personnel and our business, financial condition and results of operations will suffer.

We may not be able to introduce new services and products successfully, and our failure to do could cause our results of operations to suffer.
We have introduced a number of new service offerings to address the need for increased revenues. Our acquisition of Zamba on December 31, 2004 formed the basis of our customer relationship management offering. Our acquisition of Charter on March 15, 2006 helped position us to provide enhanced consulting value in strategic customer demand generation and operational effectiveness. We combined our Charter and customer relationship management offerings mid-year in order to provide a full spectrum of customer value creation services. In addition, our healthcare service offering is another example of our efforts to expand our base of services. No assurance can be given that these or any future service offerings will gain acceptance with our existing clients or any prospective clients. For example, in the past we have introduced service offerings in the consumer products and retail areas that have been less successful than anticipated and have been discontinued. The absence of successful new service offerings or substantial expansion of existing service lines will have an adverse impact on our future revenues. In addition, the introduction of unsuccessful service offerings may result in write-offs and other expenses that could adversely affect our operating performance and financial condition.
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
If we are unable to introduce new services and products successfully, we will realize a relative decline in the quality of our services and products and our business, financial condition and results of operations will suffer.
If we continue to experience operating losses, our cash resources will be depleted and additional sources of cash will be required if we are to continue as a going concern.
We expect to experience continued operating losses until revenues increase sufficiently to cover operating costs. Until such time, our operating losses and the associated cash requirements are expected to be funded from existing cash resources. As of December 31, 2006, we had $13.5 million in cash and cash equivalents. If we are not successful in increasing revenues and eliminating negative cash flows, it will be necessary to raise additional capital to offset losses from operations. There can be no assurance that we will be able to obtain any additional financing or that, if we were to be successful in finding financing, it would be on favorable terms. Failure to obtain necessary cash resources will threaten our ability to continue as a going concern.
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
Our expense levels are based, in part, on expectations of future revenues. Accordingly, an unanticipated decrease in the number or average size of our client projects, an unanticipated delay in the scheduling of our client projects, or other decrease in revenues, could materially and adversely affect our operating results and otherwise adversely affect our operations.
An unanticipated termination or decrease in the size or scope of a major project, a client’s decision not to proceed with a project as anticipated or the completion during a quarter of a major client project could diminish employee utilization and have a material adverse effect on our business, financial condition and results of operations. Revenues and earnings may also fluctuate from quarter to quarter because of such factors as:
•	the contractual terms and timing of completion of projects, including achievement of certain business results;

•	any delays incurred in connection with projects;

•	the adequacy of provisions for losses and bad debts;

•	the accuracy of our estimates of resources required to complete ongoing projects;

•	the loss of key highly skilled personnel necessary to complete projects;

•	increases in expenditures to support new product and service offerings, e.g., acquisitions of people and technology; and

•	general economic conditions.
We may not realize expected benefits from any restructuring initiatives.
In recent years, we have restructured our business and reduced our workforce in order to more closely match our expenses with our revenues. We may have to institute additional restructurings in the future to achieve incremental cost savings or to strategically realign our resources and service offerings. We cannot predict whether we will realize synergies and improved operating performance as a result of any such restructuring. We also cannot predict whether any restructuring will adversely affect our ability to retain key employees which, in turn, could adversely affect our operating results.
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

The rates that we are able to recover for our services are affected by a number of factors, including:
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
Our utilization rates are affected by a number of factors, including:
•	our ability to transition employees from completed projects to new engagements;

•	our ability to enter into long-term contractual relationships with clients;

•	our ability to accurately forecast demand for our services and thereby maintain an appropriate headcount;

•	our ability to increase the ratio of billable employees to non-billable employees; and

•	our ability to manage attrition and subcontractor costs.
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
We derive a significant portion of our revenue from a limited number of clients. During 2006, our top two clients accounted for 42% of our revenues before reimbursements and our top five clients accounted for 58% of our revenues before reimbursements. During 2005, our top two clients accounted for 23% of our revenues before reimbursements and our top five clients accounted for 39% of our revenues before reimbursements. In 2004, our top two clients accounted for 19% of our revenues before reimbursements and our top five clients accounted for 38% of our revenues before reimbursements.

The loss of one or more of these clients could materially adversely affect our business, financial condition and results of operations. Although our large clients vary from time to time and long-term revenues do not necessarily rely on any one client, our revenues, results of operations and financial position could be materially adversely affected if we were to lose one or more of our top clients.
It is also necessary to replace completed projects with new projects for the same clients or with projects from new clients. No assurance can be given that we will be able to successfully replace completed projects.
Unanticipated cancellations or suspensions of projects could adversely affect our operating results.
Because of the project-based nature of our work and the fact that some of the projects we undertake are large, there is a risk of a material adverse impact on operating results if there is an unanticipated suspension or cancellation of a large project or a client refuses to pay fees and expenses when due. A project cancellation or suspension or a refusal or failure to pay can be based on any number of causes, many of which are beyond our control. These include financial difficulties of a client; a change in client priorities, client management or client strategies; and a change in client ownership. The suspension or cancellation of a project or a failure or refusal to pay fees and expenses when due, could result in a decrease or adjustment in revenues, the need to reassign staff and damage to our reputation. Because many projects are high profile, mission critical projects for major clients, a failure or inability to meet a client’s expectations for the amounts budgeted, timing and deliverables for the projects we undertake could damage our reputation and adversely affect our ability to attract new business or win new project(s) from that same client.
In addition, the contracts with many of our clients are short-term and some of our clients are able to reduce or cancel services without incurring any penalties. Unanticipated project cancellations could result in the loss of substantial anticipated revenues and could require us to maintain or terminate a significant number of underutilized employees, resulting in a higher number of unassigned people and/or higher severance expenses. Uncertainty in the economic environment may increase the probability that services may be reduced or canceled.
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
Certain clients may require payment incentives related to factors such as costs incurred, benefits produced, goals attained or adherence to schedule. In these contracts, payment of all or a portion of the fees owed to us will be contingent upon meeting revenue-enhancement, cost-saving or other contractually defined goals which are often complex and may often be dependent in some measure on the client’s actual levels of business activity. The insistence by our clients to include in contracts incentives related to additional revenues generated, costs incurred, benefits produced or adherence to schedule or other benchmarks could increase the variability of revenues and margins earned by us on such contracts.
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
We are incurring costs as a result of being a public company.
We incur significant legal, accounting, administrative and other costs and expenses as a public company. We are required to comply with the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the Nasdaq Global Market®. Compliance with these rules and regulations causes us to incur legal, audit and financial compliance costs, and diverts management attention from operations and strategic opportunities. We will incur additional costs in evaluating and reporting on our internal control over financial reporting and having our independent auditors annually attest to our evaluation as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations there under. Under the most recent rules, we expect to provide our report on internal control over financial reporting when we file our Annual Report on Form 10-K (“10-K”) for the fiscal year ending December 31, 2007 and we would file our independent auditors attestation report on our internal controls over financial reporting when we file our 10-K for the fiscal year ending December 31, 2008. We are preparing to comply with Section 404 by assessing and testing our system of internal controls to provide the basis for our initial report on our internal control over financial reporting. The process of assessing and testing our internal controls and attempting to comply with Section 404 is expensive and time consuming, and it requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate controls over our financial processes and reporting in the future. We have in the past discovered, and may in the future discover, areas of our internal controls that require improvement. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent auditors discover a material weakness, the disclosure of the fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the Nasdaq Global Market® and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

We are required to retain independent directors to serve on our board of directors. If vacancies on our board of directors or our audit committee occur that need to be filled by independent directors, we may encounter difficulty in attracting qualified persons to serve on our board, and, in particular, our audit committee. If we fail to attract and retain the required number of independent directors we may be subject to SEC enforcement proceedings and delisting of our common stock from the Nasdaq Global Market®. We are also incurring high costs to maintain directors and officers insurance.
Our operating results will likely fluctuate, which may cause volatility in our stock price.
Our operating results have varied significantly from quarter to quarter in the past, and can be expected to continue to fluctuate, due to a variety of factors, many of which are beyond our control. Our stock price may be significantly affected by these factors, which include, but are not limited to:
•	changing conditions in the information technology markets, in our targeted industries, and in the U.S. and global economies in general;

•	the number and timing of new clients and new projects for existing clients;

•	our ability to replace completed projects with new projects in a timely fashion;

•	differences in the number of billing days and/or holidays between quarters;

•	the number of vacation days and sick days taken by our employees in a particular quarter;

•	the utilization of our employees, and our ability to match available employee resources with client service requirements;

•	introductions or announcements of new product and service offerings;

•	changes in accounting rules, such as expensing employee stock option grants;

•	increased competition from low-priced overseas technology consultants; and

•	the costs related to meeting new regulations.
The failure to meet the expectations of the investment community may cause our stock price to decline, possibly substantially. In addition, from time to time the stock market experiences significant price fluctuations that affect the market prices of equity securities of many companies and are often unrelated to the operating performance of such companies. These broad market fluctuations may materially and adversely affect the price of our stock. A significant stock price decline could result in litigation, which could be costly, lengthy and divert management’s attention and resources from business operations.

We operate in a highly competitive industry.
The systems consulting and implementation market, which includes a large number of participants, is subject to rapid changes and is highly competitive. We compete with and face potential competition from many companies that have significantly greater financial, technical and marketing resources and greater name recognition than us. Often, these competitors offer a larger and more diversified suite of products and services than we offer. These competitors may win client engagements by significantly discounting their services in exchange for a client’s promise to purchase other goods and services from the competitor, either concurrently or in the future. We also compete with globally sourced, lower-cost service providers as well as smaller service providers with specific, more narrowly focused service offerings. Our clients primarily consist of companies with between $250 million to $2 billion in annual revenue or similar sized divisions of larger corporations and there are an increasing number of professional services firms seeking consulting engagements from that client base. We believe that our ability to compete depends in part on a number of factors outside our control, including the ability of our competitors to hire, retain and motivate project managers and staff, the long-term relationships that our major competitors may have with potential clients, the ownership by our competitors of software used by potential clients, the development by others of software that is competitive with our products and services and the price at which others offer comparable services.
In addition, our clients could develop or acquire in-house expertise in services similar to those we provide, which would significantly reduce demand for our services. No assurances can be given that we will be able to maintain our existing client base, maintain or increase the level of revenue generated by our existing clients or be able to attract new clients.
We may engage in strategic acquisitions, investments and dispositions.
We may consider acquiring other businesses. There is no assurance that we will be able to identify suitable acquisitions or investment candidates. Even if we identify suitable candidates, we may not be able to make acquisitions or investments on commercially acceptable terms, if at all.
The success of any acquisition will depend upon, among other things, the ability of management and our employees to integrate the acquired firm’s personnel, operations, products and technologies into our organization effectively, to retain and motivate key personnel of acquired businesses and to retain clients of acquired firms. There can be no assurance that we will be able to identify suitable acquisition opportunities, consummate acquisitions or successfully integrate acquired personnel and operations. In addition, any acquisitions we undertake may involve certain other risks, including consumption of available cash resources, potentially dilutive issuances of equity securities and the diversion of management’s attention from other business concerns. We may also need to make further investments to support the acquired company and may have difficulty identifying and acquiring the appropriate resources. There can be no assurance that any acquisitions we undertake will perform as expected.
We may enter, on our own and through acquisitions, into new lines of business or initiate new product and service offerings. Our success in any such endeavor will depend upon, among other things, the ability of management to identify suitable opportunities, successfully implement sound business strategies and avoid the legal and business risks of any new line of business, product offering or service offering and/or an acquisition related thereto. There can be no assurance that we will be able to do any of the foregoing. In addition, any such undertakings may result in additional costs without an immediate increase in revenues and may divert management’s attention from the operation and growth of our core business.

We may also decide to dispose of or otherwise exit businesses, which may result in the recording of accrued liabilities for special one-time charges, such as workforce reduction costs and closure of excess facilities.
The market for information technology services is rapidly changing.
The systems consulting and implementation market has been characterized by rapid technological advances and developments, including the development of new software products, applications and services. The introduction of new services can make existing services unmarketable. In order to remain competitive, we need to adapt to these rapidly changing technologies, enhance our existing solutions and introduce new solutions to address our clients’ changing demands. Our success will depend in part on our ability to stay abreast of these advances and developments and failure to do so could materially and adversely affect our business.
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
In addition, the number of inducement stock options available for grant to new employees is subject to the limitations contained in 2006 Employment Inducement Award plan. Furthermore, we are unable to grant stock options to existing employees due to lack of a shareholder approved plan. These limitations could have an adverse impact on our ability to attract and retain the necessary professional personnel. The approval of our stockholders will be required to establish a new stock option plan. No assurance can be given that such approval would be granted if requested.

Although we would like to continue to attract sufficient numbers of highly skilled employees and to retain many of our existing project managers and other senior personnel for the foreseeable future, there can be no assurances that we will be able to do so. Failure to attract and retain key personnel could have a material adverse effect on our business, operating results and financial condition and inhibit our ability to regain revenues.
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
Both directors and officers and errors and omissions insurance rates have fluctuated significantly in the past several years. Although these insurance rates have begum to stabilize, we may be subject to future significant rate increases for both types of insurance and, depending on insurance market conditions, may even have difficulty in obtaining such insurance.
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

We are dependent on the products and services of third parties.
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
Some of our clients have required that we grant to them all proprietary and intellectual property rights with respect to the work product resulting from our services, including the intellectual property rights to any custom software that we have developed for them. Each such grant limits our ability to reuse work product components and work product solutions with other clients.
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
Although we believe that our services and products, and the services and products of our third-party providers, do not infringe on the intellectual property rights of others, there can be no assurance that others will not assert infringement claims against us in the future. Any such claim asserted against us may harm our reputation, cost us money, prevent us from offering some products, services or solutions and divert management’s attention from the operation and growth of our business.
Our ability to use our net operating losses could be limited.
As of December 31, 2006, we had approximately $76 million of tax net operating loss carryforwards. Realization of any benefit from our tax net operating losses is dependent on our ability to generate future taxable income and the absence of certain “ownership changes” of our common stock. An “ownership change,” as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating losses to offset any future taxable income. Furthermore, it is possible that we have incurred one or more ownership changes in the past, in which case our ability to use our net operating losses would be limited.

Our rights plan as well as provisions of our Company’s charter and by-laws may discourage certain extraordinary transactions.
We have adopted a stockholder rights plan, which may discourage, delay or prevent a merger or acquisition. In addition, provisions of our Company’s charter and by-laws may have a similar effect. For example, our board of directors has the authority, without further action by our stockholders, to fix the rights and preferences and issue shares of preferred stock.
We have engaged in limited international operations which are subject to special risks.
We have engaged in limited international operations. Because the cost of doing business abroad is typically higher for United States businesses than the cost of doing business domestically, we could experience a decline in our operating margins if the significance of our international operations increases. International operations and the provision of services in foreign markets are subject to a number of special risks, including currency exchange rate fluctuations, trade barriers, exchange controls, national and regional labor strikes, political risks, additional security concerns and risks of increases in duties, taxes and governmental royalties, as well as changes in laws and policies governing operations of foreign-based companies. In addition, any success we experience internationally may depend upon our ability to attract, develop and retain a sufficient number of highly skilled, motivated local professional employees in each of those foreign countries where we conduct operations. Competition for such local personnel qualified to deliver our services can be intense, and there can be no assurance that we will be able to recruit, develop and retain a sufficient number of highly skilled, motivated, local professional employees to compete successfully in the international market.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
TSC’s principal executive office is located at 55 East Monroe Street, Suite 2600, Chicago, Illinois 60603. TSC’s lease on this premise expires February 28, 2010. In January 2006, TSC’s closed its office in New York, New York as its lease term was complete. TSC believes that its current facility is adequate for its current business needs and that it will be able to obtain suitable space as needed.
ITEM 3. LEGAL PROCEEDINGS
The Company is party to lawsuits arising in the normal course of its business. In the opinion of management, based upon presently available information relating to all such matters, the ultimate costs resulting from these matters will likely not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

Technology Solutions Company
PART II.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Common Stock is traded on The Nasdaq Global Market® under the symbol “TSCC.” As of March 19, 2007, there were 348 holders of record of the Company’s Common Stock. That number does not include beneficial owners of Common Stock whose shares are held in the name of banks, brokers, nominees or other fiduciaries.
The following table sets forth the range of high and low trade prices on The Nasdaq Global Market® for the Company’s Common Stock for each calendar quarter in the years ended December 31, 2005 and 2006.

Quarter Ended	High	Low
March 31, 2005	$23.60	$19.00
June 30, 2005	$20.20	$10.00
September 30, 2005	$10.80	$6.00
December 31, 2005	$9.80	$6.20
March 31, 2006	$9.53	$7.51
June 30, 2006	$10.96	$9.05
September 30, 2006	$10.41	$7.81
December 31, 2006	$8.71	$6.26
On March 19, 2007, the last reported sale price on The Nasdaq Global Market® for the Company’s Common Stock was $7.95.
The following graph compares the Company’s cumulative total stockholder return with the Nasdaq Composite Index and Russell 2000 Index for the period December 31, 2001 through December 31, 2006, representing the Company’s last five full years. The comparison is based on the assumption that $100 was invested on December 31, 2000 in each of the Company’s Common Stock, the Nasdaq Composite Index and the Russell 2000 Index.

The Company has never paid cash dividends on its Common Stock and currently intends to retain any earnings for use in the expansion of its business and other corporate purposes. The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA
The following table summarizes certain selected financial data that is derived from the Company’s audited financial statements. The selected financial data should be read in conjunction with the Company’s audited statements of operations for the years ended December 31, 2006, 2005, and 2004 and the audited balance sheets as of December 31, 2006 and 2005, including, in each case, the notes thereto, as well as, Management’s Discussion and Analysis of Financial Condition and Results of Operations, all of which are included elsewhere in this filing. All amounts are in thousands, except per share data.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
Consolidated Statement of Operations Data:
Revenues	$42,622	$41,495	$36,525	$45,640	$92,368
Goodwill and intangible asset impairments	$3,233	$7,977	—	—	—
Restructuring and other charges (credits)	—	$2,719	$(579)	$5,211	$(289)
Gain on litigation settlement	—	$(2,722)	—	—	—
Operating (loss) income	$(9,678)	$(18,148)	$(9,313)	$(13,690)	$981
Net (loss) income	$(8,834)	$(17,405)	$(8,547)	$(29,503)	$1,230

Basic net (loss) earnings per common share	$(3.57)	$(7.41)	$(4.18)	$(14.53)	$0.60

Diluted net (loss) earnings per common share	$(3.57)	$(7.41)	$(4.18)	$(14.53)	$0.60

	At December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash	$13,510	$20,135	$30,032	$41,104	$47,004
Total assets	$26,042	$32,799	$53,084	$60,169	$99,244
Long-term obligations	—	—	—	—	—
Long-term debt	—	—	—	—	—
Capital leases	—	—	—	—	—
Stockholders’ Equity(1)	$18,080	$24,648	$41,794	$44,391	$73,492

(1)	We have never declared or paid cash dividends.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Technology Solutions Company is a professional services firm that provides specialized solutions for targeted industries, including Healthcare, Manufacturing, and Financial Services. TSC business solutions enable organizations to create, deliver and measure real customer value.
We have incurred operating losses since 2003, when we began to refocus and rebuild our business. Beginning in mid-2003 and continuing through most of 2005, we invested in a range of specialty services and increased our vertical industry and competency groups. With a change in our leadership in December 2005 (resulting from the resignation of our Chief Executive and our Lead Director becoming our Chairman and Acting Chief Executive Officer), we streamlined our service offerings to focus on enterprise applications, customer relationship management and digital healthcare services. In addition, our process adoption and training service, which underlies these areas, facilitates change management and knowledge transfer throughout our service offerings. We further complemented these service offerings through the acquisition of the consulting assets of Charter Consulting, Inc. (“Charter”) on March 15, 2006. The operating results of Charter are included in our results from the date of acquisition. Charter provides enhanced consulting value in strategic customer demand generation and operational effectiveness. We combined Charter and our customer relationship management offerings mid-year in order to provide a full spectrum of customer value creation services which cover strategy through implementation.
During the first half of the year, we provided enterprise application services related to SAP® and PeopleSoft. The decision by Oracle Corporation to support older releases of PeopleSoft software indefinitely (reversing their previously announced policies), removed much of the incentive for companies to upgrade to newer software. As a result, we no longer saw a compelling market for our PeopleSoft services and we exited this offering during the third quarter of 2006, concentrating our enterprise application services on SAP®.
In November 2006, David B. Benjamin resigned as our President. In December 2006, Milton G. Silva-Craig was appointed President and Chief Executive Officer and a Director of the Company. Mr. Carl F. Dill, Jr., who was serving as our Chairman and Acting CEO, continues to serve as Chairman of the Board.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we periodically review our recorded goodwill and intangible assets for potential impairment. We perform this review annually or if an event occurs that we believe may reduce the fair value of an acquisition below its carrying value. In accordance with this policy to annually review goodwill for impairment in the fourth quarter of each year, the Company recorded an impairment charge of $2.9 million as of December 31, 2006, representing the remaining carrying value of goodwill on the Company’s books as of that date. This goodwill had been recorded as part of the Charter acquisition but, due to full integration of Charter into the business of the Company, the goodwill was evaluated at the enterprise level. The analysis for potential impairment included a review of current and expected future operating results. An independent valuation was performed which included tests of (1) discounted cash flows, (2) market comparables and (3) market capitalization. Based on the impairment analysis, including the independent valuation, we recorded an impairment charge for the full amount of goodwill carrying value as of December 31, 2006. In addition, we reviewed our intangible assets for potential impairment and recorded an impairment charge of $0.3 million as a result of the termination of certain Charter employees and a decision to not pursue the Proceed business. In 2005, the Company recorded a total of $8.0 million in goodwill and intangible asset impairment charges.

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

Other Project Expenses
Other project expenses consist of the cost for subcontractors hired for use on our client projects and billed to our clients; employee termination costs; and nonreimbursable expenses incurred for client projects and business development. Nonreimbursable expenses include recruiting fees, certain selling and project-related expenses and personnel training.
Reimbursable Expenses
Reimbursable expenses represent project-related and other out-of-pocket expenses that are reimbursable by the client. An equivalent amount is included in revenues under the caption “Reimbursements.”
Bad Debt Expense
We maintain an allowance for doubtful receivables resulting from the failure of our customers to make required payments. We also analyze our loan receivable, which is included on our Consolidated Balance Sheet.
Management and Administrative Support
Management and administrative support costs consist of costs for certain Senior Vice Presidents (“SVP’s”)and infrastructure costs. Costs for these SVP’s include compensation, travel, marketing costs and recruiting costs. SVP’s are a key component in our client relationship model and can also serve as billable consulting resources. When they are billable, their costs are included in Project Personnel costs. SVP’s are responsible for managing delivery excellence, client relationship and satisfaction, revenues, project margins, and human capital, including recruiting and career development. Infrastructure costs include costs related to our senior corporate management and board of directors; accounting, finance and financial reporting; tax; legal; treasury; human resources, recruiting and employee benefits; marketing; public and investor relations; internal communications; internal technology applications; staffing of our project personnel; management of new business opportunities; planning; quality assurance; and risk management.
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
Revenue Recognition
We derive our revenues from a full range of IT and business consulting services. Our services are contracted on either a time and materials basis or a fixed price basis. For our time and materials contracts, we recognize revenues as work is performed, primarily based on hourly billing rates. For our fixed price contracts, we recognize revenues based on services performed with performance generally assessed on the ratio of hours incurred to date compared to the total estimated hours over the entire contract. Revenues are subject to revision as the contract progresses to completion. Any revisions in the estimate are charged or credited to operations in the period in which the facts that give rise to the revision become known. Contracts are performed in phases. Losses on contracts, if any, are reserved in full when determined. Contract losses are determined by the amount by which the estimated cost of the contract exceeds the estimated total revenues that will be generated by the contract. Extended support revenues are recognized as services are rendered.
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

Stock-Based Compensation
On January 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) resulting in a change in our method of recognizing stock-based compensation expense. Specifically, we now record compensation expense for employee stock options Prior to January 1, 2006, the Company had followed the stock compensation rules under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).
SFAS 123R requires companies to measure and recognize compensation expense for all employee share-based payments at fair value over the service period underlying the arrangement. Accordingly, we determine the grant-date fair value of our stock-based awards, including stock options and restricted stock units, and record an expense in our statement of operations for the amortization of the fair value of the awards. The fair value of the awards is amortized ratably over the vesting periods of the individual awards. For restricted stock units, certain portions of the awards require the achievement of certain performance measures for these awards to vest. If these performance measures are not achieved, the awards are forfeited. Prior to 2006, we had not granted any restricted stock unit awards. We adopted the provisions of SFAS 123R using the “modified prospective” method, whereby fair values of all previously-granted, unvested employee stock-based awards as of January 1, 2006 as well as all awards made on or after January 1, 2006 are considered in determining stock-based compensation expense for the year ended December 31, 2006. We have not restated our operating results for the years ended December 31, 2005 and 2004 to reflect charges for the fair value of stock-based arrangements.
On December 1, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of the vesting of unvested and “out-of-the money” stock options previously awarded to employees, including executive officers, for all options with exercise prices greater than $8.34 per share (which represented all such options outstanding as of that date). Options held by non-employee directors were not subject to acceleration. The primary purpose of the decision to accelerate the vesting of these options was to enable us to avoid recognizing future compensation expense associated with these out-of-the money options upon the adoption of SFAS 123R. In addition, the Compensation Committee of the Board of Directors considered that, because these options had exercise prices in excess of the current market value, they were not fully achieving their original objectives of employee retention and incentive compensation. Since the market price of the our common stock on the date the vesting was accelerated was less than the exercise price of the modified stock option, no compensation expense was recognized under APB 25 as a result of the modification of the vesting terms of the options.
For the year ended December 31, 2006, we recorded $896 thousand of compensation expense related to stock options and restricted stock units. Had we expensed employee stock options for the years ended December 31, 2005 and 2004, we estimate that stock-based compensation expense would have increased by $1,794 thousand and $1,829 thousand, respectively. As of December 31, 2006, there was approximately $2,536 thousand in unrecognized compensation expense related to non-vested stock-based compensation arrangements. This expense is expected to be recognized over a weighted-average period of 2.4 years.

Goodwill and Intangible Assets
We account for Goodwill and Intangible Assets in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangibles that are deemed to have indefinite lives are not amortized but, instead, are reviewed at least annually for impairment. Intangible assets with definite lives continue to be amortized over their estimated useful lives.
SFAS 142 requires that goodwill be evaluated for impairment annually or if an event occurs or if circumstances change that may reduce the fair value of the acquisition below its book value. The impairment test is conducted utilizing a “fair value” methodology. We evaluate the fair value of our acquisitions utilizing various valuation techniques including discounted cash flow analysis. This implied fair value is compared to the carrying amount of the goodwill for the individual acquisition. If the fair value is less, we recognize an impairment loss. In addition, we evaluate the intangible assets with definite lives to determine whether adjustment to these amounts or estimated useful lives are required based on current events and circumstances.
In accordance with our policy to annually review goodwill for impairment in the fourth quarter of each year, we recorded an impairment charge of $2.9 million as of December 31, 2006, representing the remaining carrying value of goodwill on our books as of that date. This goodwill had been recorded as part of the Charter acquisition but, due to full integration of Charter into the business of the Company, the goodwill was evaluated at the enterprise level. The analysis for potential impairment included a review of current and expected future operating results. An independent valuation was performed which included tests of (1) discounted cash flows, (2) market comparables and (3) market capitalization. Based on the impairment analysis, including the independent valuation, we recorded an impairment charge for the full amount of goodwill carrying value as of December 31, 2006. In addition, we reviewed our intangible assets for potential impairment and recorded an impairment charge of $0.3 million as a result of the termination of certain Charter employees and a decision to not pursue the Proceed business.
In 2005, we recorded a total of $8.0 million in goodwill and intangible asset impairment charges. In the second quarter of 2005, we reviewed the goodwill we had previously recorded in connection with the Proceed acquisition. Based on the termination of a business agreement with a third party, the expected revenues and earnings from the Proceed business had declined and, accordingly, we recorded a $0.6 million charge to recognize impairment of the full amount of Proceed goodwill. At that time, we also recorded a $0.1 million impairment of an intangible asset related to Proceed. In conjunction with our policy to annually review goodwill for impairment in the fourth quarter of each year, we recorded an impairment charge of $7.3 million as of December 31, 2005, representing the remaining carrying value of goodwill on our books as of that date. This goodwill had been recorded as part of the Zamba acquisition but, due to full integration of Zamba into the business of the Company, the goodwill was evaluated at the enterprise level. The analysis for potential impairment included a review of current and expected future operating results. An independent valuation was performed which included tests of (1) discounted cash flows, (2) market comparables and (3) market capitalization. Based on the impairment analysis, including the independent valuation, we recorded an impairment charge for the full amount of goodwill carrying value as of December 31, 2005.
In the future, we may undertake additional merger and acquisition activity and thereby acquire additional goodwill. Any such goodwill will be the subject of future impairment analyses and, should there be a change in key assumptions about the acquired businesses or general market conditions, additional goodwill impairment charges may be necessary. Any such charges could have a material adverse effect on our consolidated financial position and results of operations.

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
2006 COMPARED WITH 2005
Revenues
Consolidated revenues were $42.6 million for the year ended December 31, 2006, an increase of 3 percent from the same period in the prior year. Revenues before reimbursements increased 3 percent to $37.6 million from $36.6 million. This increase was primarily due to our acquisition of Charter on March 15, 2006, partially offset by the streamlining of our service offerings at the end of 2005, exiting our PeopleSoft offering during the third quarter of 2006, and our exiting lower margin projects during 2006.
During 2006, one client accounted for more than 10 percent of revenues before reimbursements (Electro-Motive Diesel, Inc. –34  percent). During 2005, one client accounted for more than 10 percent of revenues before reimbursements (Electro-Motive Diesel, Inc. –17  percent). The cancellation or significant reduction in the use of services by this or other major customers could have a material adverse effect on our results of operations. In terms of client concentration, during 2006, our top two and top five clients accounted for 42 percent and 58 percent of revenues before reimbursements, respectively. This compares to 23 percent and 39 percent for same categories during 2005. As our client concentration increases, changes in spending by our top clients as well as our ability to replace these clients or projects when completed may result in fluctuations in revenue and profitability. We added 35 new clients and 95 new projects during 2006 compared to 59 new clients and 161 new projects during the prior year. In total we performed work for 71 clients and 137 projects at new and existing clients during 2006 compared to 110 clients and 217 projects during 2005. The new clients and projects added during the year ended December 31, 2005, include 12 new clients and 35 new projects as a result of our acquisition of Zamba. The decrease in total clients and projects reflects the significant amount of work we performed at our top two clients in 2006 and our resulting increase in client concentration.

Costs and Expenses
Project personnel costs were $22.0 million for the year ended December 31, 2006, a decrease of 4 percent from the same period in the prior year. This decrease was mainly due to a decrease in professional headcount as a result of our headcount reductions during 2005. Project personnel costs for the year ended December 31, 2006 includes incentive compensation expense of $1.3 million and $0.2 million in stock-based compensation expense under SFAS No. 123R. There was no incentive compensation expense in the same period in the prior year. Project personnel costs as a percentage of revenues before reimbursements decreased to 58 percent for the year ended December 31, 2006 compared to 63 percent in the same period in the prior year as a result of an improvement in utilization as well as an increase in average hourly billing rates, partially offset by incentive compensation in 2006. Utilization improved to 70 percent from 65 percent and average hourly billing rates increased to $154 from $147.
Other project expenses were $8.6 million for the year ended December 31, 2006, an increase of $0.6 million or 7 percent from the same period in the prior year. The major increase in other project expenses was subcontractor costs, which increased $1.7 million due to the use of subcontractors for certain specialized skills. This increase was partially offset by a $0.4 million decrease in non-billable travel costs due to fewer projects with limits on travel costs as well as better cost controls; a decrease in severance costs of $0.4 million; and a $0.3 million decrease in various other costs such as depreciation and laptop computer costs as well as overall cost controls. Other project expenses as a percentage of revenues before reimbursements increased to 23 percent for the year ended December 31, 2006 from 22 percent from the same period in the prior year.
There was no bad debt expense in either 2006 or 2005.
Management and administrative support costs decreased to $12.4 million for the year ended December 31, 2006 from $14.8 million for the same period in the prior year. This decrease resulted from a net $1.3 million decrease in labor costs due to our headcount reductions during 2005 and 2006 (decrease in salary-related costs of $2.3 million partially offset by incentive compensation of $0.3 million in 2006 as well as $0.7 million in stock-based compensation expense under SFAS No. 123R); a $0.5 million reduction in travel costs due to the aforementioned headcount reductions and cost controls; a $0.4 million reduction in legal expenses, mainly due to the settlement of a litigation matter in the second quarter of 2006; a $0.3 million decrease in telephone costs due to office closures and a new telecommunications contract; a $0.5 million reduction in various other costs due to our ongoing cost controls; and one-time savings of $0.3 million related to certain matters resolved during 2006. These decreases were partially offset by an increase in severance costs (mainly related to the resignation of our President in November 2006) of $0.6 million as well as a loss on disposal of fixed assets of $0.3 million.
Intangible asset amortization was $1.0 million for the year ended December 31, 2006 compared to $1.0 million for the same period in the prior year.
We recorded a total of $3.2 million in goodwill and intangible asset impairment charges in 2006 and $8.0 million in 2005 (as discussed further in “2005 Compared With 2004”). In accordance with the Company’s policy to annually review goodwill for impairment in the fourth quarter of each year, the Company recorded an impairment charge of $2.9 million as of December 31, 2006, representing the remaining carrying value of goodwill on the Company’s books as of that date. This goodwill had been recorded as part of the Charter acquisition but, due to full integration of Charter into the business of the Company, the goodwill was evaluated at the enterprise level. The analysis for potential impairment included a review of current and expected future operating results. An independent valuation was performed which included tests of (1) discounted cash flows, (2) market comparables and (3) market capitalization. Based on the impairment analysis, including the independent valuation, we recorded an impairment charge for the full amount of goodwill carrying value as of December 31, 2006. In addition, we reviewed our intangible assets for potential impairment and recorded an impairment charge of $0.3 million as a result of the termination of certain Charter employees and a decision to not pursue the Proceed business.

In 2005, we recorded $2.7 million in restructuring and other charges and also recorded $2.7 million gain on a litigation settlement. See discussion in “2005 Compared With 2004.”
Operating Loss
Operating loss was $9.7 million for 2006 compared to $18.1 million for the prior year. Our operating loss for 2006 included goodwill and intangible impairment of $3.2 million. Our operating loss for 2005 included net restructuring and other charges of $2.7 million, and goodwill and intangible asset impairment of $8.0 million, partially offset by the litigation settlement of $2.7 million. Excluding these charges and credits, the operating loss was $6.4 million for 2006 and $10.2 million for 2005. The decrease in the operating loss mainly resulted from a decrease in headcount due to our headcount reductions during 2005 and 2006 and continued cost controls as well as a slight increase in revenues.
Other Income
Other income for 2006 was $0.8 million, a slight increase from the prior year. This increase resulted from an increase in interest rates year over year, partially offset by a decrease in our average cash balances year on year. Our cash and cash equivalents were primarily invested in overnight money market type accounts. Average interest rates were approximately 5 percent for 2006 compared to approximately 3.15 percent during the prior year.
Income Tax Provision
We did not recognize an income tax benefit for 2006 or 2005 since we have a full valuation allowance against our deferred taxes and we continue to provide a full valuation allowance for all tax benefits generated.
Shares Outstanding
Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding increased to 2,477,000 for 2006 from 2,349,000 for 2005 mainly due to the 151,025 shares issued on March 15, 2006 in connection with our Charter acquisition.
2005 COMPARED WITH 2004
Revenues
Consolidated net revenues were $41.5 million for 2005, an increase of 14 percent from the prior year. Revenues before reimbursements increased 14 percent to $36.6 million from $32.2 million. This increase was mainly due to the acquisition of Zamba on December 31, 2004.
During 2005, one client accounted for more than 10 percent of revenues before reimbursements (Electro-Motive Diesel, Inc. –17 percent). During 2004, one client accounted for 10 percent of revenues before reimbursements (United Water Inc.). We added 59 new clients and 161 new projects during 2005 compared to 49 new clients and 128 new projects during the prior year. In total we performed work for 110 clients and 217 projects at new and existing clients during 2005 compared to 90 clients and 181 projects during 2004. New clients and projects added during the year ended December 31, 2005 include 12 new clients and 35 new projects as a result of our acquisition of Zamba.

Costs and Expenses
Project personnel costs were $22.9 million for 2005, an increase of 11 percent from the prior year. This increase was due to an increase in professional headcount as a result of the acquisition of Zamba, partially offset by a $0.3 million decrease in incentive compensation expense as there was no incentive compensation expense in 2005. Project personnel costs as a percentage of revenues before reimbursements decreased slightly to 63 percent for 2005 compared to 64 percent in 2004. Utilization improved to 65 percent from 63 percent while average hourly billing rates decreased to $147 from $150.
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
Management and administrative support costs decreased slightly to $14.8 million in 2005 from $15.1 million for the prior year. Net labor costs increased $1.1 million due to additional client officers added during the second half of 2004, as well as the acquisition of Zamba, partially offset by a $0.4 million decrease in incentive compensation expense as there was no incentive compensation expense in 2005. This increase in labor costs was offset by a decrease in termination costs of $0.5 million; a decrease in placement fees of $0.3 million; a decrease in marketing expenses of $0.2 million; and a net $0.4 million decrease in various other costs such as legal and other outside service costs.
Intangible asset amortization was $1.0 million for 2005 due to the acquisitions of Zamba and Proceed.
We recorded a total of $8.0 million in goodwill and intangible asset impairment charges in 2005. In the second quarter of 2005 we reviewed the goodwill we had previously recorded in connection with the Proceed acquisition. Based on the termination of a business agreement with a third party, our expected revenues and earnings from the Proceed business had declined and, accordingly, we recorded a $0.6 million charge to recognize impairment of the full amount of Proceed goodwill. At that time we also recorded a $0.1 million impairment of an intangible asset related to Proceed. In conjunction with the Company’s policy to annually review goodwill for impairment in the fourth quarter of each year, the Company recorded an impairment charge of $7.3 million as of December 31, 2005, representing the remaining carrying value of goodwill on the Company’s books as of that date. This goodwill had been recorded as part of the Zamba acquisition but, due to full integration of Zamba into the business of the Company, the goodwill was evaluated at the enterprise level. The analysis for potential impairment included a review of current and expected future operating results. An independent valuation was performed which included tests of (1) discounted cash flows, (2) market comparables and (3) market capitalization. Based on the impairment analysis, including the independent valuation, we recorded an impairment charge for the full amount of goodwill carrying value as of December 31, 2005.

During the quarter ended December 31, 2005, we recorded restructuring and other charges of $1.2 million. This charge included $0.4 million in severance pay for our former Chief Executive Officer and $0.8 million in headcount reductions of client officers and corporate staff, reduction in office space to reflect current needs, and the termination of a contract with a vendor.
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
Operating Loss
Operating loss was $18.1 million for 2005 compared to $9.3 million for the prior year. Our operating loss for 2005 included net restructuring and other charges of $2.7 million, and goodwill and intangible asset impairment of $8.0 million, partially offset by the litigation settlement of $2.7 million. Our operating loss for 2004 included restructuring and other credits of $0.6 million. Excluding these charges and credits, the operating loss was $10.2 million for 2005 compared to $9.9 million in the prior year. The increase in the loss, excluding the aforementioned charges and credits, mainly resulted from the increased headcount from the Zamba acquisition, additional client officers hired during the second half of 2004 and increased use of subcontractors, partially offset by an increase in revenues.
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

Income Tax Provision
We did not recognize an income tax benefit for 2005 or 2004 since we have a full valuation allowance against our deferred taxes and we continue to provide a full valuation allowance for all tax benefits generated.
Shares Outstanding
Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding increased to 2,349,000 for 2005 from 2,044,000 for 2004 mainly due to 291,909 shares issued as a result of the Zamba acquisition in 2004, as well as shares issued under our employee stock purchase plan and stock option plans.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $3.9 million and $9.0 million for 2006 and 2005, respectively. Net cash used in operating activities for 2006 primarily resulted from the loss for the period, excluding non-cash charges, and payments relating to our restructuring accruals.
Days sales outstanding increased by 8 days to 77 days at December 31, 2006 as compared to 69 days at December 31, 2005. This increase in days sales outstanding results from the normal payment cycles of our largest clients.
Estimated future cash commitments include various office facilities, property and office equipment under operating leases and other costs that expire at various dates; severance costs relating to restructuring and other charges; committed computer system costs; and an annual commitment for telecommunications. The Company has no guarantees of third party debt or any other off-balance sheet commitments as of December 31, 2006. A summary of our contractual obligations at December 31, 2006 is as follows:

	Payments Due By Period (In thousands)
	2007	2008	2009	2010	Total
Operating leases (net of restructuring and other charges)	$257	$207	$198	$33	$695
Operating leases (included in other current liabilities)	211	—	—	—	211
Cash outlay for restructuring and other charges	400	—	—	—	400
Purchase obligations (net of restructuring and other charges)	199	5	—	—	204

Total	$1,067	$212	$198	$33	$1,510

Net cash used in investing activities was $2.8 million during 2006. Capital expenditures of less than $0.1 million represented software and laptop computer purchases. While we currently have no material commitments for capital expenditures, we are currently evaluating our internal software applications. We estimate that the cost of any new software would result in capital expenditures of approximately $0.5 million. We made cash payments of $2.4 million related to our acquisition of Charter and the payment of liabilities assumed as part of this acquisition as well as a payment of $0.3 million related to the closure of the Charter office in the second quarter of 2006.

There were no cash flows related to financing activities during the year ended December 31, 2006.
Our cash and cash equivalents at December 31, 2006 were $13.5 million. Our investment policy is to maintain most of our cash and cash equivalents in highly liquid, large money market type funds. This policy exposes us to short-term interest rate fluctuations.
Until such time as we are able to generate positive cash flow (i.e., revenues increase sufficiently to cover operating costs), our primary sources of liquidity are our existing cash and cash equivalents as well as the collection of a loan receivable in the amount of $3.4 million. If we are not successful in increasing revenues and eliminating negative operating cash flows, it could become necessary to raise additional capital to offset losses from operations. There can be no assurance that we will be able to obtain any financing or that, if we were to be successful in finding financing, it would be on favorable terms.
Operating results and liquidity, including our ability to raise additional capital, if necessary, may be materially and adversely affected by continued low demand for the Company’s services. In addition, a number of other factors are set forth above under Item 1A. — Risk Factors.
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
NEW ACCOUNTING STANDARDS
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. On initial application, FIN 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying FIN 48, if any, will be reported as an adjustment to retained earnings on January 1, 2007. We are currently evaluating the impact of the adoption of the provisions of FIN 48. However, given the size of the Company’s net operating loss carryforwards and that the Company previously recorded a full valuation allowance against its entire net deferred tax asset, it is not expected that FIN 48 will have a significant impact on net deferred tax assets, deferred tax liabilities or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Consideration of Prior Years’ Errors in Quantifying Current Year Misstatements” (“SAB 108”). SAB 108 expresses the SEC Staff’s views regarding the process to be applied in considering the effects of prior years’ misstatements when quantifying misstatements in the current year’s financial statements and was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, the approaches most commonly used in practice to accumulate and quantify the effects of financial statement misstatements are referred to as the “rollover” and “iron curtain” approaches. The rollover approach quantifies a misstatement based on the amount originating in the current year income statement. The iron curtain approach quantifies a misstatement based on the effects of correcting the amount of the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures, commonly referred to as the “dual approach.” SAB 108 allows registrants to initially apply the dual approach by either (1) retroactively adjusting prior financial statements as if the dual approach had always been used or (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of the January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. There were no items which warranted consideration under the provisions of SAB 108 and, accordingly, there was no impact on the Company’s financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides a single definition of fair value, together with a framework for measuring fair value. Accordingly, for some entities, the application of SFAS 157 may change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of the provisions of SFAS 157.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
TSC is exposed to interest rate fluctuations. Changes in interest rates affect interest income on cash and cash equivalents. Our cash and cash equivalents were primarily invested in overnight money market type accounts. Average interest rates for these investments were approximately 5 percent in 2006 compared to approximately 3.15 percent in 2005. Based on the cash and cash equivalents balances as of December 31, 2006 and 2005, a hypothetical 1.00 percent increase in interest rates would have resulted in approximately $135 thousand and $201 thousand in additional net investment income during each of 2006 and 2005, respectively.
As discussed in Note 2 of the consolidated financial statements, the financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using the local currency as the functional currency. The market risk associated with the foreign currency exchange rates is not material in relation to our consolidated financial position, results of operations or cash flows. We do not have any significant accounts payable, accounts receivable or commitments in a currency other than that of the reporting unit’s functional currency. We do not utilize derivative financial instruments to manage the exposure in non-U.S. operations.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data required with respect to this Item 8 are listed in Item 15(a)(1) in this filing.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
The management of the Company, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are reasonably effective to ensure that all material information relating to the Company that is required to be included in the reports that the Company files with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There have been no changes in internal controls over financial reporting that were identified during the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9A (T). CONTROLS AND PROCEDURES
Not applicable.
ITEM 9B. OTHER INFORMATION
None.

Technology Solutions Company
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained under the headings “Election of Directors,” “Nominees for Director,” “Board of Directors — Communication with the Board,” “Board of Directors — Board Nomination Policy,” “Board of Directors — Director Meetings and Committees,” “Board of Directors — Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Company’s 2007 Annual Meeting of Stockholders (the “Proxy Statement”) and the information contained under the heading “Executive Officers of the Registrant” in Item 1 hereof is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information contained under the heading “Executive Officer Compensation” in the Proxy Statement is incorporated herein by reference. The Company has also provided the information required by Item 407(e)(4) of Regulation S-K in its Proxy Statement under the heading “Executive Officers of the Company — Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.
The Company has provided the information required by Item 407(e)(5) of Regulation S-K in its Proxy Statement under the heading “Compensation Committee Report.” That information is not “filed” with this report and is not incorporated by reference herein.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained under the headings “Security Ownership of Directors and Management,” “Additional Information Relating to Voting Securities” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
A portion of the information called for by this Item is incorporated herein by reference to the “Transactions with Related Persons and the Company’s Approval Policy” section of the Proxy Statement. The Company’s independent directors and nominees are identified in the second paragraph of the “Board of Directors — Independence” section of the Proxy Statement, which paragraph is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
During 2006 and 2005, the Company retained its principal auditors, Grant Thornton LLP, in several capacities:

	2006	2005
Audit fees	$217,800	$150,390
Audit related fees	22,500	10,000
Tax fees	—	—
All other fees	10,236	20,101

Total	$250,536	$180,491

Audit Fees
Audit Fees represent amounts billed in connection with the audit of the Company’s annual financial statements included in the Company’s Form 10-K and review of financial statements included in the Company’s Forms 10-Q.
Audit Related Fees
Audit Related Fees represent amounts billed for the audit of the Company’s 401(K) plan in 2006 and 2005 and fees related to goodwill impairment in 2006.
Tax Fees
Tax Fees represent amounts billed for tax services. No tax fees were billed during 2006 or 2005.
All Other Fees
Amounts shown for All Other Fees for 2006 represents amounts billed in connection with the Form S-8 Registration Statement filed by the Company with the Securities and Exchange Commission (“SEC”) in connection with the registration of Charter Inducement Option Grants and 2006 Employment Inducement Awards Plan; review of the purchase price allocation related to the acquisition of the management consulting business of Charter Consulting, Inc.; and review of the Company’s response to a comment letter from the SEC. Amounts shown for All Other Fees for 2005 represents amounts billed in connection with the audit of the 2004 closing balance sheet prepared in connection with the Company’s acquisition of Zamba Corporation; the Post-Effective Amendment No. 1 to the Form S-8 Registration Statement filed by the Company with the SEC in connection with Zamba Corporation’s Stock Option and Equity Incentive Plans; the Prospectus on Form 424B3 filed by the Company with the SEC; and Form 14D Definitive Proxy Statement filed by the Company with the SEC in connection with the Company’s reverse stock split.
All fees paid by the Company to the Company’s independent auditors are required to be and were approved by the Audit Committee in advance of the services being performed by the auditors.

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
We have audited the accompanying consolidated balance sheets of Technology Solutions Company and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss and cash flows for the years ended December 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
As discussed in Note 2 to the financial statements, the Company has adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payments (SFAS 123R) in 2006.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Technology Solutions Company and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2006, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.
/s/ Grant Thornton LLP
Grant Thornton LLP
Chicago, Illinois
March 21, 2007

Technology Solutions Company
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
ASSETS

	December 31,	December 31,
	2006	2005
CURRENT ASSETS:
Cash and cash equivalents	$13,510	$20,135
Receivables, less allowance for doubtful receivables of $66 and $66	7,655	7,158
Loan receivable	3,400	—
Other current assets	575	582

Total current assets	25,140	27,875
COMPUTERS, FURNITURE AND EQUIPMENT, NET	35	390
GOODWILL	—	—
INTANGIBLE ASSETS, NET	867	979
LONG-TERM RECEIVABLE AND OTHER	—	3,555

Total assets	$26,042	$32,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,642	$600
Accrued compensation and related costs	3,727	3,420
Restructuring accruals	400	1,429
Other current liabilities	2,193	2,702

Total current liabilities	7,962	8,151

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; shares authorized — 10,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized — 20,000,000; shares issued — 2,677,452 and 2,526,427; shares outstanding 2,507,375 and 2,356,350	27	25
Capital in excess of par value	130,183	127,889
Accumulated deficit	(107,521)	(98,687)
Treasury stock, at cost, 170,077 and 170,077 shares	(4,819)	(4,819)
Accumulated other comprehensive income:
Cumulative translation adjustment	210	240

Total stockholders’ equity	18,080	24,648

Total liabilities and stockholders’ equity	$26,042	$32,799

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

Technology Solutions Company
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the years ended December 31,
REVENUES:	2006	2005	2004
Revenues before reimbursements	$37,588	$36,601	$32,236
Reimbursements	5,034	4,894	4,289

Total Revenues	42,622	41,495	36,525

COSTS AND EXPENSES:
Project personnel	21,962	22,917	20,739
Other project expenses	8,642	8,059	6,266
Reimbursable expenses	5,034	4,894	4,289

Cost of services	35,638	35,870	31,294
Bad debt (credit) expense	—	—	(20)
Management and administrative support	12,433	14,781	15,143
Intangible asset amortization	996	1,018	—
Goodwill and intangible asset impairments	3,233	7,977	—
Restructuring and other charges (credits)	—	2,719	(579)
Gain on litigation settlement	—	(2,722)	—

Total Costs and Expenses	52,300	59,643	45,838

OPERATING LOSS	(9,678)	(18,148)	(9,313)

OTHER INCOME:
Net investment income	844	743	766

LOSS BEFORE INCOME TAXES	(8,834)	(17,405)	(8,547)
INCOME TAX PROVISION	—	—	—

NET LOSS	$(8,834)	$(17,405)	$(8,547)

BASIC NET LOSS PER COMMON SHARE	$(3.57)	$(7.41)	$(4.18)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,477	2,349	2,044

DILUTED NET LOSS PER COMMON SHARE	$(3.57)	$(7.41)	$(4.18)

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	2,477	2,349	2,044

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

Technology Solutions Company
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the years ended December 31, 2006, 2005 and 2004 — (In thousands, except share data)

						Accumulated
			Capital in			Other
	Common Stock Issued		Excess of	Accumulated	Treasury	Comprehensive		Comprehensive
	Shares	Amount	Par Value	Deficit	Stock	Income (Loss)	Total	(Loss) Income
Balance as of December 31, 2003	2,234,789	$22	$122,399	$(72,735)	$(5,525)	$230	$44,391	$(29,121)

Stock issued in connection with the acquisition of Zamba Corporation	291,909	3	5,134	—	—	—	5,137
Issuance of options and warrants to Zamba option and warrant holders in connection with the acquisition of Zamba Corporation	—	—	737	—	—	—	737
Purchase of 3,775 shares for treasury	—	—	—	—	(76)	—	(76)
Sale of 5,196 treasury shares through exercise of stock options	—	—	(106)	—	148	—	42
Sale of 8,320 treasury shares through employee stock purchase plan	—	—	(101)	—	236	—	135
Net loss	—	—	—	(8,547)	—	—	(8,547)	$(8,547)
Translation adjustment	—	—	—	—	—	(25)	(25)	(25)

Balance as of December 31, 2004	2,526,698	25	128,063	(81,282)	(5,217)	205	41,794	$(8,572)

Sale of 811 treasury shares through exercise of stock options	—	—	(14)	—	23	—	9
Sale of 13,238 treasury shares through employee stock purchase plan	—	—	(235)	—	375	—	140
Stock based compensation	—	—	89	—	—	—	89
Fractional shares from one-for-twenty reverse stock split	(271)	—	(14)	—	—	—	(14)
Net loss	—	—	—	(17,405)	—	—	(17,405)	$(17,405)
Translation adjustment	—	—	—	—	—	35	35	35

Balance as of December 31, 2005	2,526,427	$25	$127,889	$(98,687)	$(4,819)	$240	$24,648	$(17,370)

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

Technology Solutions Company
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (CONTINUED)
For the years ended December 31, 2006, 2005 and 2004 — (In thousands, except share data)

						Accumulated
			Capital in			Other
	Common Stock Issued		Excess of	Accumulated	Treasury	Comprehensive		Comprehensive
	Shares	Amount	Par Value	Deficit	Stock	Income (Loss)	Total	Loss
Balance as of December 31, 2005	2,526,427	$25	$127,889	$(98,687)	$(4,819)	$240	$24,648	$(17,370)

Stock issued in connection with the acquisition of the assets of Charter Consulting	151,025	2	1,398	—	—	—	1,400
Stock based compensation	—	—	896	—	—	—	896
Net loss	—	—	—	(8,834)	—	—	(8,834)	$(8,834)
Translation adjustment	—	—	—	—	—	(30)	(30)	(30)

Balance as of December 31, 2006	2,677,452	$27	$130,183	$(107,521)	$(4,819)	$210	$18,080	$(8,864)

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

Technology Solutions Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,834)	$(17,405)	$(8,547)
Restructuring and other charges (credits)	—	2,719	(579)
Goodwill and intangible asset impairment	3,233	7,977	—
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,092	1,377	438
Credit for receivable valuation allowances and reserves for possible losses, net of recoveries	—	—	(20)
Loss on disposal of fixed assets	319	4	5
Non-cash stock compensation	896	89	—
Changes in assets and liabilities:
Receivables	(498)	(976)	534
Sales of trading securities related to deferred compensation plan	—	—	6,712
Other current assets	7	79	(887)
Accounts payable	1,057	(348)	481
Accrued compensation and related costs	252	(1,558)	556
Deferred compensation liability	—	—	(6,712)
Restructuring accruals	(1,029)	(1,879)	(1,142)
Other current liabilities	(562)	(1,217)	(261)
Other assets	155	2,123	7

Net cash used in operating activities	(3,912)	(9,015)	(9,415)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(42)	(305)	(634)
Net assets of acquired businesses, net of cash	(2,734)	—	(1,099)

Net cash used in investing activities	(2,776)	(305)	(1,733)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit	—	(649)	—
Proceeds from exercise of stock options	—	9	42
Proceeds from employee stock purchase plan	—	141	135
Cash in lieu of fractional shares	—	(14)	—
Purchase of Company stock for treasury	—	—	(76)

Net cash (used in) provided by financing activities	—	(513)	101

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	63	(64)	(25)

DECREASE IN CASH AND CASH EQUIVALENTS	(6,625)	(9,897)	(11,072)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,135	30,032	41,104

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,510	$20,135	$30,032

SUPPLEMENTAL DISCLOSURES:
Noncash investing activities:
Common stock issued for acquisition activity	$1,400	—	$5,137
The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
NOTE 1 — THE COMPANY
Technology Solutions Company (“TSC” or the “Company”) is a professional services firm that provides specialized solutions for targeted industries, including Healthcare, Manufacturing, and Financial Services. TSC business solutions enable organizations to create, deliver and measure real customer value. TSC’s clients are primarily located throughout the United States.
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
CASH AND CASH EQUIVALENTS — The Company considers all highly liquid investments readily convertible into cash (with purchased maturities of three months or less) to be cash equivalents. These short-term investments are carried at cost plus accrued interest, which approximates market.
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

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
GOODWILL AND INTANGIBLE ASSETS — The Company accounts for Goodwill and Intangible Assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangibles that are deemed to have indefinite lives are not amortized but, instead, are reviewed at least annually for impairment. Intangible assets are amortized over their estimated useful lives.
SFAS 142 requires that goodwill be evaluated for impairment annually or if an event occurs or if circumstances change that may reduce the fair value of the acquisition below its book value. The impairment test is conducted utilizing a “fair value” methodology. The Company evaluates the fair value of its acquisitions utilizing various valuation techniques including discounted cash flow analysis. This implied fair value is compared to the carrying amount of the goodwill for the individual acquisition. If the fair value is less, the Company recognizes an impairment loss. In addition, the Company evaluates its intangible assets with definite lives to determine whether adjustment to these amounts or estimated useful lives are required based on current events and circumstances.
In 2006, we recorded a total of $3,233 in goodwill and intangible asset impairment charges. These charges were composed of $2,913 in goodwill impairment and $320 in intangible asset impairment. In 2005, we recorded a total of $7,977 in goodwill and intangible asset impairment charges. These charges were composed of $7,884 in goodwill impairment and $93 in intangible asset impairment. The goodwill and intangible assets relate to acquisitions in 2006 and 2004, as discussed in Note 3. See Note 7 for additional information about the goodwill impairments.
EARNINGS (LOSS) PER COMMON SHARE — The Company discloses basic and diluted earnings (loss) per share in the consolidated statements of operations under the provisions of SFAS No. 128, “Earnings Per Share.” Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period presented, plus the dilutive effect of common equivalent shares arising from the assumed exercise of stock options using the treasury stock method. Common equivalent shares of 146,487; 21,161; and 40,695 were not included in the diluted loss per share calculation as they were antidilutive for 2006, 2005 and 2004, respectively. Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period presented.

	Reconciliation of Basic and Diluted Loss Per Share
	2006			2005			2004
		Shares	Per		Shares	Per		Shares	Per
		(In	Common		(In	Common		(In	Common
	Net Loss	thousands)	Share	Net Loss	thousands)	Share	Net Income	thousands)	Share
Basic Loss Per Common Share	$(8,834)	2,477	$(3.57)	$(17,405)	2,349	$(7.41)	$(8,547)	2,044	$(4.18)
Effect of Stock Options	—	—		—	—		—	—

Diluted Loss Per Common Share	$(8,834)	2,477	$(3.57)	$(17,405)	2,349	$(7.41)	$(8,547)	2,044	$(4.18)

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
FOREIGN CURRENCY TRANSLATION — The functional currencies for the Company’s foreign subsidiaries are their local currencies. All assets and liabilities of foreign subsidiaries are translated to U.S. dollars at end of period exchange rates. The resulting translation adjustments are recorded as a component of stockholders’ equity and comprehensive income. Income and expense items are translated at average exchange rates prevailing during the period. Any gains and losses from foreign currency transactions are included in the consolidated statements of operations.
FAIR VALUE OF FINANCIAL INSTRUMENTS — The carrying values of current assets, long-term receivables and liabilities approximated their fair values at December 31, 2006 and 2005, respectively.
STOCK-BASED COMPENSATION — On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R revised SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Prior to January 1, 2006, the Company had followed the stock compensation rules under APB 25.
SFAS 123R requires companies to measure and recognize compensation expense for all employee share-based payments at fair value over the service period underlying the arrangement. Accordingly, the Company determines the grant-date fair value of its stock-based awards, including stock options and restricted stock units, and records an expense in its statement of operations for the amortization of the fair value of the awards. The fair value of the awards is amortized ratably over the vesting periods of the individual awards. For restricted stock units, certain portions of the awards require the achievement of certain performance measures for these awards to vest. If these performance measures are not achieved, the awards are forfeited. The Company adopted the provisions of SFAS 123R using the “modified prospective” method, whereby fair values of all previously-granted, unvested employee stock-based awards as of January 1, 2006 as well as all awards made on or after January 1, 2006 are considered in determining stock-based compensation expense for the year ended December 31, 2006. The Company has not restated its operating results for the years ended December 31, 2005 and 2004 to reflect charges for the fair value of stock-based arrangements.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Under the provisions of SFAS 123R the Company recorded $896 ($0.36 per basic and fully diluted share) of stock-based compensation expense in its consolidated statement of operations for the year ended December 31, 2006. No tax benefit was recognized related to stock-based compensation expense since the Company established and continues to maintain a full valuation allowance to offset all potential tax benefits associated with its net deferred tax assets.
SFAS 123R requires presentation of pro-forma information for the comparative period prior to adoption as if the Company had accounted for all employee stock-based compensation under the fair value method of SFAS 123. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation. The pro-forma net loss for the year ended December 31, 2006 is the same since stock-based compensation expense is calculated under the provisions of SFAS 123R. The amounts for year ended December 31, 2006 is included in the table below only to provide a comparative presentation for the years ended December 31, 2005 and 2004.

	For the Years Ended December 31,
	2006	2005	2004
Net loss:
As reported	$(8,834)	$(17,405)	$(8,547)
Add: Employee stock-based compensation expense included in reported net loss	896	89	—
Less: Employee stock-based compensation expense under SFAS123R/SFAS123	(896)	(1,883)	(1,829)

Pro-forma	$(8,834)	$(19,199)	$(10,376)

Basic net loss per common share:
As reported	$(3.57)	$(7.41)	$(4.18)
Pro-forma		$(8.17)	$(5.08)
Diluted net loss per common share:
As reported	$(3.57)	$(7.41)	$(4.18)
Pro-forma		$(8.17)	$(5.08)
On December 1, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of the vesting of unvested and “out-of-the money” stock options previously awarded to employees, including executive officers, for all options with exercise prices greater than $8.34 per share (which represented all such options outstanding as of that date). Options held by non-employee directors were not subject to acceleration. The primary purpose of the decision to accelerate the vesting of these options was to enable the Company to avoid recognizing future compensation expense associated with these out-of-the money options upon the adoption of SFAS 123R. In addition, the Compensation Committee of the Board of Directors considered that, because these options had exercise prices in excess of the current market value, they were not fully achieving their original objectives of employee retention and incentive compensation. Since the market price of the Company’s common stock on the date the vesting was accelerated was less than the exercise price of the modified stock option, no compensation expense was recognized under APB 25 as a result of the modification of the vesting terms of the options.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
NEW ACCOUNTING STANDARDS — In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. On initial application, FIN 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying FIN 48, if any, will be reported as an adjustment to retained earnings on January 1, 2007. The Company is currently evaluating the impact of the adoption of the provisions of FIN 48. However, given the size of the Company’s net operating loss carryforwards and that the Company previously recorded a full valuation allowance against its entire net deferred tax asset, it is not expected that FIN 48 will have a significant impact on net deferred tax assets deferred tax liabilities or results of operations.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Consideration of Prior Years’ Errors in Quantifying Current Year Misstatements” (“SAB 108”). SAB 108 expresses the SEC Staff’s views regarding the process to be applied in considering the effects of prior years’ misstatements when quantifying misstatements in the current year’s financial statements and was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, the approaches most commonly used in practice to accumulate and quantify the effects of financial statement misstatements are referred to as the “rollover” and “iron curtain” approaches. The rollover approach quantifies a misstatement based on the amount originating in the current year income statement. The iron curtain approach quantifies a misstatement based on the effects of correcting the amount of the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures, commonly referred to as the “dual approach.” SAB 108 allows registrants to initially apply the dual approach by either (1) retroactively adjusting prior financial statements as if the dual approach had always been used or (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of the January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. There were no items which warranted consideration under the provisions of SAB 108 and, accordingly, there was no impact on the Company’s financial position, results of operations or cash flows.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides a single definition of fair value, together with a framework for measuring fair value. Accordingly, for some entities, the application of SFAS 157 may change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of the provisions of SFAS 157.
INCOME TAXES — The Company uses an asset and liability approach, as required under SFAS 109 for financial accounting and reporting of income taxes. Deferred income taxes are provided using currently enacted tax rates when tax laws and financial accounting standards differ with respect to (i) the amount of annual income and (ii) the basis of assets and liabilities. The Company does not provide U.S. deferred income taxes on earnings of foreign subsidiaries that are expected to be indefinitely reinvested. Judgment is required in determining its provision for income taxes, deferred tax assets and liabilities and valuation allowance recorded against its net deferred tax assets. A valuation allowance is provided for deferred tax assets whenever it is more likely than not that future tax benefits will not be realized. During 2003, a valuation allowance was recorded for the entire net deferred tax asset (see Note 10). If the realization of the deferred tax assets in future periods is considered more likely than not, an adjustment to the deferred tax asset would increase net income in the period such determination is made. The amount of deferred tax assets considered realizable is based on significant estimates. Changes in these estimates could materially affect the Company’s financial condition and results of operations in future periods.
EMPLOYEE BENEFIT PLAN — The Company has a 401(k) Savings Plan (the “401(k) Plan”). The 401(k) Plan allows employees to contribute up to 15 percent of their annual compensation, subject to Internal Revenue Service statutory limitations. Company contributions to the 401(k) Plan are discretionary. The Company contributed $169, $156, and $250 to the 401(k) Plan in the years ended December 31, 2006, 2005 and 2004, respectively.
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

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
RECLASSIFICATIONS — Certain reclassifications have been made to prior periods to conform to the current period classification. These reclassifications had no impact on net earnings (loss) or total shareholders’ equity.
NOTE 3 — BUSINESS COMBINATIONS
On March 15, 2006, the Company announced its acquisition of the management consulting business of Charter Consulting, Inc. (“Charter”). This acquisition positions the Company to provide enhanced consulting value in strategic customer demand generation and operational effectiveness. Under the terms of the asset purchase agreement, the Company acquired the consulting assets of Charter for $3,800, which consisted of $1,400 in cash and $1,400 (151,025 shares) in the Company’s common stock plus the assumption of $1,000 in certain liabilities. In addition, the Company agreed to make an additional contingent cash payment to Charter of up to $1,400 if certain revenue and operating profit targets are met for the period April 1, 2006 to March 31, 2007. The Company does not anticipate that these targets will be met. Accordingly, no additional contingent cash payments are expected to be due. The Company also recognized a liability of $334 for termination obligations related to the closure of the redundant Charter office. The lease termination activities were completed in the second quarter of 2006. Based upon a purchase price allocation analysis performed by an independent outside appraisal firm, intangible assets of $1,204, related to certain employment contracts, customer relationships, trade name and an agreement not to compete, as well as $2,913 of goodwill were recorded. The intangible asset related to the trade name, in the amount of $269, has an indefinite life. The intangible assets with definite lives amount to $935 and are amortized on a straight-line basis based on their estimated useful lives of 3 to 5 years.
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

The acquisition of Charter’s business has been accounted for using the purchase method of accounting. Accordingly, the results of the acquisition of Charter are included in the Company’s consolidated results of operations from the date of the acquisition, March 15, 2006. The excess of purchase price over the estimated fair value of the net identifiable assets acquired was recorded as goodwill.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
As part of the Company’s regular review for potential impairments, $169 of intangible assets relating to employment contracts (See Note 8) and the entire $2,913 of goodwill (See Note 7) were deemed impaired as of December 31, 2006 and, accordingly, written-off and charged against earnings in 2006.
During the year ended December 31, 2004, the Company acquired two businesses in separate transactions. The acquisitions were as follows:
Proceed North America, LLC — On October 5, 2004, the Company entered into an asset purchase agreement whereby it acquired the business of Proceed North America LLC (“Proceed”). Proceed served as an implementer of SAP® Packaged Services in the U.S. Under the terms of the acquisition, the Company paid $500 in cash during 2004 and paid an additional $500 in cash in 2005. In addition, the Company agreed to make three additional cash payments to Proceed of up to $500 each (for a maximum contingent payment total of $1,500) payable in February 2006, 2007 and 2008, respectively, contingent on certain conditions. No contingent payment was earned and, accordingly, none was due in February 2006. The contingent payment in the amount of $167 was earned and paid in February 2007. This amount was included in other current liabilities at December 31, 2006. The Company currently estimates that remaining contingent payment payable in 2008 will amount to $167. Based upon a purchase price allocation analysis performed by an independent outside appraisal firm, intangible assets of $410, related to agreements not to compete and other business agreements were recorded, as well as $587 of goodwill. In December 2006, the Company recorded an intangible impairment charge of $151 (See Note 8). In June 2005, the Company recorded a goodwill impairment charge of the full $587 (See Note 7) and also recognized an intangibles impairment charge of $93 (See Note 8). The remaining intangible asset, net of accumulated amortization, of $18 is being amortized on a straight-line basis based over the remaining estimated useful life of 1.75 years.
Zamba Corporation — On August 6, 2004, the Company entered into a definitive merger agreement with Zamba Corporation (“Zamba”), whereby the Company would acquire Zamba. Zamba is a customer relationship management (“CRM”) services company. The merger was approved by Zamba shareholders on December 29, 2004 and it became effective December 31, 2004.
The aggregate purchase price was $6,811, including $5,137 of the Company’s common stock, $737 for the exchange of options and warrants to purchase shares of Zamba Common Stock for options and warrants to purchase shares of TSC common stock, and $937 of transaction related costs. The value of the Company’s common shares issued was determined based on the average market price of the Company’s common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced. The value of the Company’s options and warrants exchanged was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Options	Warrants
Expected volatility	79.0%	60.3%
Risk-free interest rates	3.4%	2.9%
Expected lives	4 years	1.4 years

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
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
Based upon a purchase price allocation analysis performed by an independent outside appraisal firm, intangible assets of $1,698, related to customer relationships and backlog, and $7,297 of goodwill were recorded. In December 2005, the Company recorded a goodwill impairment charge for the full $7,297 (See Note 7). The intangible assets of $1,698 were amortized on a straight-line basis based on the estimated useful lives of 1 to 2 years and were fully amortized as of December 31, 2006. In addition, the Company acquired $135 of cash as part of this acquisition.
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

The acquisitions of Proceed and Zamba were accounted for using the purchase method of accounting. Accordingly, the results of the acquisitions for Proceed are included in the Company’s consolidated results of operations from the date of the acquisition, October 5, 2004, while Zamba’s results of operations are included from January 1, 2005. For each acquisition, the excess of purchase price over the estimated fair value of the net identifiable assets acquired was recorded as goodwill and/or intangible assets. The pro-forma impact of these acquisitions was not significant to the Company’s operations for the year ended December 31, 2004.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
NOTE 4 — RECEIVABLES
Receivables consisted of the following:

	December 31,	December 31,
	2006	2005
Amounts billed to clients	$6,358	$5,089
Unbilled revenues	1,363	2,135

	7,721	7,224
Allowance for doubtful receivables	(66)	(66)

	$7,655	$7,158

Amounts billed to clients represent professional fees and reimbursable project-related expenses. Unbilled revenues represent unbilled professional fees, project costs (such as out-of-pocket expenses), materials and subcontractor costs. The amounts above are expected to be collected within three months from the balance sheet date. Amounts billed to clients are unsecured and generally due within 30 days.
Changes in the Company’s allowance for doubtful receivables were as follows:

	December 31,	December 31,
	2006	2005
Beginning balance	$66	$73
Bad debt (credit) expense	—	—
Accounts written off	—	(7)
Recoveries	—	—

	$66	$66

NOTE 5 — LOAN RECEIVABLE
At December 31, 2005, the Company had a non-current loan receivable carried on its books in the amount of $3,545. The loan required semi-annual, interest-only payments (no principal), and had a maturity of February 25, 2008. In early 2007, the Company and the borrower agreed to a settlement whereby the borrower paid the Company $3,400, in full settlement of the loan. This payment was received by the Company on February 16, 2007 and the loan was canceled at that time. Accordingly, the Company took a $145 charge against 2006 earnings, to write-down the value of the loan to its net realizable value at December 31, 2006. The loan is carried as a current asset in the amount of $3,400 on the accompanying consolidated balance sheet as of December 31, 2006.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
NOTE 6 — COMPUTERS, FURNITURE AND EQUIPMENT
Computers, furniture and equipment consisted of the following:

	December 31,	December 31,
	2006	2005
Computers	$6,669	$7,011
Furniture and equipment	1,782	2,555

	8,451	9,566
Accumulated depreciation	(8,416)	(9,176)

	$35	$390

Depreciation expense was $96, $359, and $420 for the years ended December 31, 2006, 2005 and 2004, respectively. During 2006, the Company recorded a loss on disposal of fixed assets of $319 related to software that was not being used.
NOTE 7 — GOODWILL
The change in the carrying amounts of goodwill for the years ended December 31, 2006 and 2005 were as follows:

Balance as of December 31, 2004	$7,884
Goodwill impairment	(7,884)

Balance as of December 31, 2005	—
Business combinations	2,913
Goodwill impairment	(2,913)

Balance as of December 31, 2006	$—

In accordance with SFAS 142 the Company periodically reviews recorded goodwill for potential impairment. This review is performed annually or if an event occurs that may reduce the fair value of an acquisition below its carrying value. In accordance with the Company’s policy to annually review goodwill for impairment in the fourth quarter of each year, the Company recorded an impairment charge of $2,913 as of December 31, 2006, representing the carrying value of goodwill on the Company’s books as of that date. This goodwill had been recorded as part of the Charter acquisition but, due to the full integration of Charter into the business of the Company, the goodwill was evaluated at the enterprise level. The analysis for potential impairment included a review of current and expected future operating results. An independent valuation was performed which included tests of (1) discounted cash flows, (2) market comparables and (3) market capitalization. Based on the impairment analysis, including the independent valuation, the Company recorded an impairment charge for the full amount of goodwill carrying value as of December 31, 2006.
In the second quarter of 2005, the Company reviewed the goodwill it had previously recorded in connection with the Proceed acquisition. Based on a termination of a business agreement with a third party, the expected revenues and earnings from the Proceed business had declined and, accordingly, the Company recorded a $587 charge to recognize impairment of the full amount of Proceed goodwill.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
In conjunction with the Company’s policy to annually review goodwill for impairment, the Company recorded an impairment charge of $7,297 as of December 31, 2005, representing the remaining carrying value of goodwill on the Company’s books as of that date. This goodwill had been recorded as part of the Zamba acquisition but, due to the full integration of Zamba into the business of the Company, the goodwill was evaluated at the enterprise level. The analysis for potential impairment included a review of current and expected future operating results. An independent valuation was performed which included tests of (1) discounted cash flows, (2) market comparables and (3) market capitalization. Based on the impairment analysis, including the independent valuation, the Company recorded an impairment charge for the full amount of goodwill carrying value as of December 31, 2005.
NOTE 8 — INTANGIBLE ASSETS, NET
As of December 31, 2006 and 2005, the Company’s acquired intangible assets with definite lives were as follows:

		Non-
	Customer	compete	Other
	related	agreements	Agreements	Total
Balance as of December 31, 2004	$1,698	$197	$195	$2,090
Amortization	(951)	(53)	(14)	(1,018)
Impairment loss	—	—	(93)	(93)

Balance as of December 31, 2005	747	144	88	979
Amortization	(849)	(71)	(76)	(996)
Business combinations	385	100	450	935
Impairment loss	—	(73)	(247)	(320)

Balance as of December 31, 2006	$283	$100	$215	$598

Weighted Average Amortization Period in Years	4.2	1.9	2.3
In addition to the intangible assets above with definite lives, the Company has an intangible asset related to the trade name of Charter (See Note 3), in the amount of $269, which has an indefinite life.
The impairment loss in 2006 of $320 was recorded as a result of the termination of certain Charter employees and a decision to not pursue the Proceed business. The impairment loss in 2005 of $93 was recorded as a result of the termination of a business agreement with a third party related to the Proceed business.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following table summarizes the estimated annual pretax amortization expense for these assets:

Calendar Year
2007	233
2008	225
2009	78
2010	51
2011	11

$598

NOTE 9 — LONG-TERM RECEIVABLE AND OTHER
Long-term receivable and other consisted of the following:

	December 31,	December 31,
	2006	2005
Loan receivable	$—	$3,545
Other	—	10

	$—	$3,555

See Note 5 for discussion of loan receivable.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
NOTE 10 — INCOME TAXES
The provision for income taxes consisted of the following:

	For the years ended December 31,
Current:	2006	2005	2004
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total current	—	—	—

Deferred:
Federal	(2,442)	(3,154)	(2,779)
State	(588)	(752)	(661)
Foreign	—	—	—
Valuation allowance	3,030	3,906	3,440

Total deferred	—	—	—

Provision for income taxes	$—	$—	$—

Total income tax provision differed from the amount computed by applying the federal statutory income tax rate to the loss due to the following:

	For the years ended December 31,
	2006	2005	2004
Federal tax benefit at statutory rate	$(3,092)	$(6,092)	$(2,992)
State tax benefit, net of Federal benefit	(379)	(488)	(500)
Effect of foreign tax rate differences	52	75	—
Nondeductible goodwill and intangibles	262	2,558	—
Other	127	41	52
Valuation allowance	3,030	3,906	3,440

Income tax provision	$—	$—	$—

Total income tax was allocated as follows:

For the years ended December 31,
	2006	2005	2004
Income tax provision from operations	$—	$—	$—
Items charged directly to stockholders’ equity	—	—	—

Total income tax	$—	$—	$—

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Deferred tax assets and liabilities were comprised of the following:

	At December 31,
	2006	2005
Deferred tax assets:
Net operating losses and credits	$27,249	$24,435
Net operating loss resulting from exercise of former subsidiary stock options	7,269	7,269
Deferred income taxes due to former subsidiary	(6,210)	(6,210)
Receivable valuation allowances and reserves for possible losses	26	1,294
Legal and other accruals	1,180	1,233
Depreciation	321	398
Goodwill and intangible assets	1,552	273
Restructuring and other charges	160	572
Accrued bonuses	461	—
Stock based compensation expense	286	—
Valuation allowance	(32,119)	(29,089)

Total deferred tax assets	175	175

Deferred tax liabilities:
Other	(175)	(175)

Total deferred tax liabilities	(175)	(175)

Net deferred tax asset	$—	$—

During 2003, the Company established a valuation allowance for its entire net deferred tax asset. The total federal net operating loss carryforwards, subject to certain limitations, amount to approximately $76,000 and expire in 2020 through 2026.
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

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Income (loss) before income taxes consisted of the following:

	For the years ended December 31,
	2006	2005	2004
United States	$(8,852)	$(17,187)	$(8,515)
Foreign	18	(218)	(32)

Total	$(8,834)	$(17,405)	$(8,547)

No income taxes were paid during the years ended December 31, 2006, 2005 or 2004.
NOTE 11 — CAPITAL STOCK
The Company has a stock repurchase program, which allows for share repurchases of up to 576,266 shares of outstanding Company common stock (the “Repurchase Program”). During the years ended December 31, 2006 and 2005, the Company did not repurchase any shares under the Repurchase Program. During the year ended December 31, 2004, the Company repurchased 3,775 shares for $76 under the Repurchase Program. Through December 31, 2006, the Company has repurchased an aggregate total of 341,906 shares and there were 234,360 shares available to be purchased under the Repurchase Program.
The timing and size of any future stock repurchases are subject to market conditions, stock prices, cash position and other cash requirements. Such repurchases are intended, among other things, to cover issuance of stock under the Company’s employee stock option plans.
NOTE 12 — EMPLOYEE STOCK PURCHASE PLAN
The Technology Solutions Company 1995 Employee Stock Purchase Plan (the “Stock Purchase Plan”) was qualified as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. The Company terminated the Stock Purchase Plan as of December 31, 2005. The Stock Purchase Plan was administered by the Compensation Committee of the Board of Directors. The Stock Purchase Plan permitted eligible employees to purchase an aggregate of 184,375 shares of the Company’s Common Stock.
Shares were purchased for the benefit of the participants at the end of each three month purchase period. The number of shares of the Company’s Common Stock purchased under the Stock Purchase Plan during the years ended December 31, 2005 and 2004 were 13,238 and 8,320. The Company received cash from these purchases during the years ended December 31, 2005 and 2004 of $141 and $135, respectively. These cash receipts are included in financing activities in the accompanying consolidated statements of cash flows.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
NOTE 13 — STOCK-BASED COMPENSATION
On September 26, 1996, the Company’s stockholders approved the Technology Solutions Company 1996 Stock Incentive Plan (the “1996 Plan”). The 1996 Plan replaced each of the Technology Solutions Company’s Stock Option Plan (the “Original Plan”), the Technology Solutions Company 1992 Stock Incentive Plan (the “1992 Plan”) and the Technology Solutions Company 1993 Outside Directors Stock Option Plan (the “1993 Plan” and, together with the Original Plan and the 1992 Plan, the “Predecessor Plans”). No awards may be made under the Predecessor Plans. Previous awards made under the Predecessor Plans are not affected. Shares subject to awards made under any of the Predecessor Plans were available under the 1996 Plan, under certain circumstances, to the extent that such shares are not issued or delivered in connection with such awards. The 1996 Plan expired on September 25, 2006.
The 1996 Plan and the Predecessor Plans authorized the grant of a variety of stock options and other awards if authorized by the Company’s Board of Directors at prices not less than the fair market value at the date of grant. Options granted under the 1996 Plan are generally exercisable beginning twelve months after date of grant and are fully exercisable within thirty-six months from date of grant. Restricted stock units granted under the 1996 Plan are exercisable as to one-third after twelve months from the date of the grant. The second and third one-third of the restricted stock units are exercisable after twenty four and thirty six months, respectively, subject to the Company achieving certain performance measures. Since the 1996 Plan expired on September 25, 2006 there are no shares available for grant at December 31, 2006 under shareholder approved plans. There were 291,246 and 48,713 options and other awards available for grant under the 1996 Plan as of December 31, 2005 and 2004, respectively.
During 2006, the Company issued 170,000 inducement option grants under the Charter Inducement Option Grants as an inducement for certain senior employees of Charter to accept employment with the Company following the Company’s acquisition of Charter (see Note 3). In addition, the Company has a 2006 Employment Inducement Award Plan for purposes of granting stock options or restricted stock units to certain individuals to accept employment with the Company. During 2006, the Company issued 159,000 inducement options under this plan and has 216,000 awards available for grant under the plan as of December 31, 2006.
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

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
As discussed in Note 2, the Company adopted the provisions of SFAS 123R on January 1, 2006 and, accordingly, now records compensation expense for all employee share-based payments at fair values over the service period underlying the arrangement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2006	2005	2004
Expected volatility	63.9%	85.8%	92.7%
Risk-free interest rates	4.4%	3.8%	3.5%
Expected lives	4.5 years	4.5 years	4.5 years
Weighted-average grant date fair value of options granted	$4.71	$13.26	$13.43
The expected volatility is based on historical volatility of the Company’s stock. The risk-free interest rate is based on the US Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected lives of the options are based on evaluations of historical exercise behavior. The Company has not paid and does not anticipate paying dividends; therefore, the expected dividend yield is assumed to be zero.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
A summary of the status of the Company’s option plans is presented below:

	For the Years Ended December 31,
		2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	2006	Prices	2005	Prices	2004	Prices
Outstanding at beginning of year	387,380	$25.68	674,366	$29.59	487,191	$31.45
Granted — under 1996 Plan	50,000	$10.87	50,254	$19.48	138,550	$19.12
Granted — Inducement Options	329,000	$8.03	—		—
Exercised	—		(811)	$10.62	(5,196)	$7.79
Forfeited	(153,078)	$25.20	(336,429)	$32.63	(23,205)	$35.82
Options from the acquisition of Zamba	—		—		77,026	$37.08

Outstanding at end of year	613,302	$15.12	387,380	$25.68	674,366	$29.59

Exercisable at end of year	293,571	$22.57	375,130	$26.01	393,502	$36.63

For Options Outstanding at End of Year:
Weighted-Average Remaining Contractual Term		8 years		6 years		8 years
Aggregate Intrinsic Value ($000)	$4		$4		$1,109

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
During the year ended December 31, 2006, the Company granted 220,000 restricted stock units. The following is a summary of the status of the Company’s non-vested shares as of December 31, 2006:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at December 31, 2005	—	—
Granted	220,000	$9.43
Vested	—	—
Forfeited	(41,000)	$9.49

Non-vested at December 31, 2006	179,000	$9.42

As of December 31, 2006, there was approximately $2,536 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements (options and restricted stock units). This expense is expected to be recognized over a weighted-average period of 2.4 years.
There were no options exercised during the year ended December 31, 2006. The Company received cash from options exercised during the years ended December 31, 2005 and 2004 of $9 and $42, respectively. These cash receipts are included in financing activities in the accompanying consolidated statements of cash flows.
In connection with the acquisition of Zamba, each outstanding warrant to purchase shares of Zamba common stock became a warrant to purchase shares of TSC’s common stock on generally the same terms and conditions that applied before the merger. The number of shares of TSC common stock subject to each such warrant is equal to the number of shares of Zamba common stock subject to warrant immediately prior to the merger, multiplied by 0.15, rounded down to the nearest whole share. The per share exercise price of each such warrant is equal to the per share exercise price immediately prior to the merger divided by 0.15, rounded up to the nearest whole cent. A summary of the warrants outstanding at December 31, 2006 is as follows:

		Number of	Exercise
Date Warrants	Date Warrants	Warrants	Price of
Issued	Expire	Issued	Warrants
February 21, 2002	February 21, 2007	4,613	$81.40
February 1, 2002	February 1, 2007	2,979	$80.00
January 31, 2002	January 31, 2007	2,350	$80.00

Total		9,942

Except for warrants which expired on June 29, 2005, February 27, 2006, August 2, 2006 and December 31, 2006 no other warrants for the purchase of TSC common stock were outstanding as of December 31, 2006, 2005 and 2004.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
NOTE 14 — BUSINESS SEGMENTS
TSC currently operates within one reportable business segment. The following is revenue and long-lived asset information by geographic area:

For and as of the year	United	Foreign
ended December 31, 2006	States	Subsidiaries	Total
Revenues	$42,402	$220	$42,622
Identifiable assets	$26,039	$3	$26,042

For and as of the year	United	Foreign
ended December 31, 2005	States	Subsidiaries	Total
Revenues	$41,252	$243	$41,495
Identifiable assets	$32,601	$198	$32,799

For and as of the year	United	Foreign
ended December 31, 2004	States	Subsidiaries	Total
Revenues	$36,525	$—	$36,525
Identifiable assets	$52,900	$184	$53,084
Foreign revenues and identifiable assets are based on the country in which the legal subsidiary is domiciled. No single foreign country’s revenues or identifiable assets were material to the consolidated revenues or identifiable assets of the Company.
NOTE 15 — MAJOR CLIENTS
The Company’s largest client in 2006 accounted for 34 percent of revenues before reimbursements. In 2005, the Company’s largest client accounted for 17 percent of revenues before reimbursements. In 2004, the Company’s largest client accounted for 10 percent of revenues before reimbursements.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
NOTE 16 — COMMITMENTS AND CONTINGENCIES
The Company leases an office facility under an operating lease expiring in February, 2010. Additionally, the Company leases various properties and office equipment under operating leases and has other commitments expiring at various dates. Rental expense for all operating leases and other commitments approximated $708, $971 and $988 for the years ended December 31, 2006, 2005 and 2004, respectively. Future minimum rental commitments under non-cancelable operating leases and other commitments with terms in excess of one year are as follows:

Calendar Year	Amount
2007	$296
2008	212
2009	198
2010	33

Total	$739

The Company had no capital leases as of December 31, 2006 and 2005.
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

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
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
NOTE 18 — COMPREHENSIVE INCOME (LOSS)
The Company’s comprehensive income (loss) and related tax effects were as follows:

For the Year Ended	Before-Tax	Tax	Net-of-Tax
December 31, 2006	Amount	Expense	Amount
Cumulative translation adjustment	$(30)	$—	$(30)

Other comprehensive loss	$(30)	$—	$(30)

For the Year Ended	Before-Tax	Tax	Net-of-Tax
December 31, 2005	Amount	Expense	Amount
Cumulative translation adjustment	$35	$—	$35

Other comprehensive income	$35	$—	$35

For the Year Ended	Before-Tax	Tax	Net-of-Tax
December 31, 2004	Amount	Expense	Amount
Cumulative translation adjustment	$(25)	$—	$(25)

Other comprehensive loss	$(25)	$—	$(25)

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
NOTE 19 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
Revenues	$10,673	$12,987	$10,033	$8,929
Cost of services	$8,230	$10,424	$9,763	$7,221
Goodwill and intangible asset impairments	$—	$—	$—	$3,233
Operating loss	$(585)	$(1,010)	$(2,677)	$(5,406)
Net loss	$(307)	$(913)	$(2,342)	$(5,272)
Basic net loss per common share	$(0.13)	$(0.36)	$(0.93)	$(2.10)
Diluted net loss per common share	$(0.13)	$(0.36)	$(0.93)	$(2.10)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
Revenues	$11,068	$10,475	$10,560	$9,392
Cost of services	$10,545	$9,430	$8,406	$7,489
Restructuring and other charges	$—	$1,674	$—	$1,045
Goodwill and intangible asset impairments	$—	$679	$—	$7,298
Gain on litigation settlement	$—	$(2,722)	$—	$—
Operating loss	$(4,374)	$(2,795)	$(1,323)	$(9,656)
Net loss	$(4,187)	$(2,622)	$(1,076)	$(9,520)
Basic net loss per common share	$(1.79)	$(1.12)	$(0.46)	$(4.04)
Diluted net loss per common share	$(1.79)	$(1.12)	$(0.46)	$(4.04)

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
NOTE 20 — OTHER EVENTS
RESTRUCTURING AND OTHER CHARGES — On December 5, 2005, the Company’s Chief Executive Officer resigned and the Company’s Lead Director was named Chairman and Acting Chief Executive Officer. In addition, on December 15, 2005, the Company implemented initiatives to further reduce costs. These cost reductions included headcount reductions, reduction in office space to reflect current needs and the termination of a contract with a vendor. As a result of these events, the Company recorded restructuring and other charges of $1,158 during the quarter ended December 31, 2005. This charge included $438 in severance pay for the former Chief Executive Officer and $720 in headcount reductions of client officers and corporate staff, reduction in office space to reflect current needs, and the termination of a contract with a vendor. As of December 31, 2006 there was an accrual balance of $297. The Company expects to utilize the balance in 2007. The following table provides the components of this charge.

Restructuring and Other Charges —		Cash(1)	Non-cash	Balance as of
Q4 2005 (in thousands)	Charge	Payments	Usage	Dec. 31, 2006
Former CEO severance costs	$438	$236	$—	$202
Severance costs (9 employees)	340	340	—	—
Office reduction	273	190	—	83
Other costs	107	95	—	12

Total	$1,158	$861	$—	$297

(1)	Net cash payments totaling $827 were made during 2006.
During the quarter ended June 30, 2005, the Company recorded $1,687 in restructuring and other charges as a result of a strategic realignment and the related cost reductions. This charge consisted of the severance costs of professional personnel, office closures and other costs. During the quarter ended December 31, 2005, the Company reversed $113 of this charge mainly due to more favorable sublease terms for one of the closed offices. As of December 31, 2006, there was an accrual balance of $103. The Company expects to utilize the balance in 2007. The following table provides the components of this charge.

Restructuring and Other Charges —		Cash(2)	Non-cash	Balance as of
Q2 2005 (in thousands)	Charge	Payments	Usage	Dec. 31, 2006
Severance costs (23 employees)	$1,173	$1,111	$—	$62
Office closures	511	313	45	153
Other costs	3	2	—	1

Total original charge	1,687	1,426	45	216
Q4 2005 adjustment	(113)	—	—	(113)

Total	$1,574	$1,426	$45	$103

(2)	Net cash payments totaling $202 were made during 2006.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
In the second quarter of 2003, the Company recorded $5,211 in restructuring and other charges as a result of organizational changes announced in June 2003. These charges consisted of the severance costs of professional personnel and executives, and office reductions as well as professional fees incurred in connection with terminated negotiations with a party that had expressed interest in acquiring the Company. In the first quarter of 2004, this charge was reduced by $266 to $4,945 as the Company was able to favorably terminate one of its office leases. In the second quarter of 2005, this charge was reduced by $13 to $4,932 and the Company made the final payment on its remaining contractual lease obligation. Accordingly, no further payments are due on this charge. The following table provides the components of this charge.

Restructuring and Other		Cash(3)	Non-cash	Balance as of
Charges — 2003	Charge	Payments	Usage	Dec. 31, 2006
Severance costs (approximately 30 employees)	$3,917	$3,860	$33	$24
Office reductions	921	592	64	265
Professional fees	373	383	—	(10)

Total original charge	5,211	4,835	97	279
2004 adjustment	(266)	—	—	(266)
2005 adjustment	(13)	—	—	(13)

Total	$4,932	$4,835	$97	$—

(3)	There were no cash payments made during 2006.
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

		Cash(4)	Non-cash	Balance as of
Latin America Charge — 2000	Charge	Payments	Usage	Dec. 31, 2006
Severance costs (approximately 40 employees)	$1,785	$1,574	$—	$211
Other costs	—	30	—	(30)
Asset write-offs	2,916	—	2,916	—

Total original charge	4,701	1,604	2,916	181
Accounts receivable collections — 2000	(400)	(400)	—	—
2004 adjustment	(181)	—	—	(181)

Total	$4,120	$1,204	$2,916	$—

(4)	There were no cash payments made during 2006.

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

Restructuring and Other		Cash(5)	Non-cash	Balance as of
Charges — 1999	Charge	Payments	Usage	Dec. 31, 2006
Lease terminations	$3,011	$725	$35	$2,251
Former executive severance costs	1,814	1,747	150	(83)
CourseNet Systems, Inc. acquisition costs	1,300	—	1,300	—
Asset write-offs	842	—	842	—

Total original charge	6,967	2,472	2,327	2,168
2000 adjustment	(404)	—	—	(404)
2001 adjustment	(1,488)	—	—	(1,488)
2002 adjustment	(144)	—	—	(144)
2004 adjustment	(132)	—	—	(132)

Total	$4,799	$2,472	$2,327	$—

(5)	There were no cash payments made during 2006.
NOTE 21 — RELATED PARTY
During 2004, the Company provided services to Bausch & Lomb, Inc (B&L). One of the Company’s board members at that time, John R. Purcell, and its former chairman, William H. Waltrip, also served as directors for B&L during 2004. The services performed related to B&L’s global IT integration project and were awarded following a competitive bidding process. The amount of revenues recognized for such services during the year ended December 31, 2004 represented 2 percent of the Company’s total revenues before reimbursements. There was no net accounts receivable balance from these services as of December 31, 2006 or 2005.

Technology Solutions Company
PART IV. (CONTINUED)
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)
Item 15(a)(3) Exhibits
The following documents are filed herewith or incorporated by reference and made a part of this Report.

Exhibit #	Description of Document

3.1	Restated Certificate of Incorporation of Technology Solutions Company, as amended, filed as Exhibit 3.1 to TSC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is hereby incorporated by reference.

3.2	By-Laws for Technology Solutions Company, as amended, filed as Exhibit 3.2 to TSC’s Annual Report on Form 10-K for the year ended December 31, 2005, is hereby incorporated by reference.

4.1	Certificate of Designation of Series A Junior Participating Preferred Stock, filed as Exhibit 4.1 to TSC’s Annual Report on Form 10-K for the year ended December 31, 1999, is hereby incorporated by reference.

4.2	Rights Agreement with ChaseMellon Shareholder Services, L.L.C., filed as Exhibit 4 to TSC’s Current Report on Form 8-K dated October 29, 1998, is hereby incorporated by reference.

4.3	First Amendment to Rights agreement with ChaseMellon Shareholder Services, L.L.C., filed as Exhibit 4.3 to TSC’s Annual Report on Form 10-K for the year ended December 31, 1999, is hereby incorporated by reference.

4.4	Second Amendment to Rights Agreement with Mellon Investor Services LLC, a New Jersey limited liability company (successor to ChaseMellon Shareholder Services, L.L.C.), filed as Exhibit 4 to TSC’s Current Report on Form 8-K dated April 26, 2002, is hereby incorporated by reference.

Technology Solutions Company
PART IV. (CONTINUED)
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)
Item 15(a)(3) Exhibits (Continued)

10.01	Technology Solutions Company Original Option Plan, as amended, filed as Exhibit 10.02 to TSC’s Annual Report on Form 10-K for the fiscal year ended May 31, 1992, is hereby incorporated by reference.

10.02	Technology Solutions Company 1992 Stock Incentive Plan, filed as Exhibit 10.03 to TSC’s Annual Report on Form 10-K for the fiscal year ended May 31, 1992, is hereby incorporated by reference.

10.03	1993 Outside Directors Stock Option Plan, as amended, filed as Exhibit 10.05 to TSC’s Annual Report on Form 10-K for the fiscal year ended May 31, 1994, is hereby incorporated by reference.

10.04	Technology Solutions Company 1996 Stock Incentive Plan, as amended, filed as Exhibit 4.3 to TSC’s Registration Statement on Form S-8 filed July 16, 1997, is hereby incorporated by reference.

10.05	Amendment Number One to the Technology Solutions Company 1996 Stock Incentive Plan, as amended, filed as Exhibit 10.01 to TSC’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, is hereby incorporated by reference.

10.06	Technology Solutions Company 1996 Stock Incentive Plan, Executive Office Stock Option Agreement, filed as Exhibit 10.01 to TSC’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, is hereby incorporated by reference.

10.07	Technology Solutions Company 1996 Stock Incentive Plan, Director Stock Option Agreement, filed as Exhibit 10.02 to TSC’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, is hereby incorporated by reference.

10.08	Technology Solutions Company 1996 Stock Incentive Plan, as amended and restated, filed as Exhibit 10.1 to TSC’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, is hereby incorporated by reference.

Technology Solutions Company
PART IV. (CONTINUED)
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)
Item 15(a)(3) Exhibits (Continued)

10.09	Technology Solutions Company 1996 Stock Incentive Plan, form of restricted stock unit award agreement, filed as Exhibit 10.2 to TSC’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, is hereby incorporated by reference.

10.10	Technology Solutions Company, form of inducement stock option agreement, filed as Exhibit 10.3 to TSC’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, is hereby incorporated by reference.

10.11	Technology Solutions Company, form of Charter Inducement Option Grants, filed as Exhibit 4.6 to TSC’s Registration Statement on Form S-8 filed November 14, 2006, is hereby incorporated by reference.

10.12	Technology Solutions Company 2006 Employment Inducement Award Plan, filed as Exhibit 4.7 to TSC’s Registration Statement on Form S-8 filed November 14, 2006, is hereby incorporated by reference.

10.13	Employment Agreement with Michael R. Gorsage, filed as Exhibit 10.01 to TSC’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, is hereby incorporated by reference.

10.14	Summary of Compensation for Outside Directors, filed as Exhibit 10.16 to TSC’s Annual Report on Form 10-K for the year ended December 31, 2004, is hereby incorporated by reference.

10.15	Employment Agreement with Philip J. Downey, filed as Exhibit 99.1 to TSC’s Current Report on Form 8-K dated July 18, 2005, is hereby incorporated by reference.

10.16	Employment Agreement with Sandor Grosz, filed as Exhibit 99.2 to TSC’s Current Report on Form 8-K dated July 18, 2005, is hereby incorporated by reference.

Technology Solutions Company
PART IV. (CONTINUED)
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)
Item 15(a)(3) Exhibits (Continued)

10.17	Separation Agreement with Michael R. Gorsage, filed as Exhibit 99.1 to TSC’s Current Report on Form 8-K dated December 5, 2005, is hereby incorporated by reference.

10.18	Employment Agreement with Carl F. Dill. Jr., filed as Exhibit 99.2 to TSC’s Current Report on Form 8-K dated December 5, 2005, is hereby incorporated by reference.

10.19	Employment Agreement with David B. Benjamin, filed as Exhibit 10.3 to TSC’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, is hereby incorporated by reference.

10.20*	Employment Agreement with Milton G. Silva-Craig

21*	Subsidiaries of the Company.

23.1*	Consent of Grant Thornton LLP.

31.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith
Exhibits 10.01 through 10.20 listed above are the management contracts and compensatory plans or arrangements required to be filed as exhibits hereto pursuant to the requirements of Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March 2007.
TECHNOLOGY SOLUTIONS COMPANY

By:	/s/ SANDOR GROSZ
Sandor Grosz Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the date indicated.

Signature	Title	Date

/s/ CARL F. DILL, JR. Carl F. Dill, Jr.	Chairman and Director	March 23, 2007

/s/ MILTON G. SILVA-CRAIG Milton G. Silva-Craig	President, Chief Executive Officer and Director	March 23, 2007

/s/ SANDOR GROSZ Sandor Grosz	Chief Financial Officer and Principal Accounting Officer	March 23, 2007

/s/ RAYMOND P. CALDIERO	Director	March 23, 2007
Raymond P. Caldiero

/s/ KATHRYN A. DCAMP	Director	March 23, 2007
Kathryn A. DCamp

/s/ PAULA KRUGER	Director	March 23, 2007
Paula Kruger

/s/ GERALD LUTERMAN	Director	March 23, 2007
Gerald Luterman

/s/ TIMOTHY R. ZOPH	Director	March 23, 2007
Timothy R. Zoph
(Being the principal executive officer, the principal financial and accounting officer and all of the directors of Technology Solutions Company).

EXHIBIT INDEX

Exhibit #	Description of Document

10.20*	Employment Agreement with Milton G. Silva-Craig

21*	Subsidiaries of the Company.

23.1*	Consent of Grant Thornton LLP.

31.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith