Form 10-Q
period 2007-03-31
TECHNOLOGY SOLUTIONS COMPANY
filed 2007-05-15
CIK 877645

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
Commission file number 0–19433
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of May 7, 2007 there were outstanding 2,540,291 shares of TSC Common Stock, par value $.01.

TECHNOLOGY SOLUTIONS COMPANY
Index to Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,042	$13,510
Receivables, less allowance for doubtful receivables of $63 and $66	5,582	7,655
Loan receivable	—	3,400
Other current assets	108	575

Total current assets	20,732	25,140
COMPUTERS, FURNITURE AND EQUIPMENT, NET	18	35
INTANGIBLE ASSETS, NET	666	867

Total assets	$21,416	$26,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,077	$1,642
Accrued compensation and related costs	3,208	3,727
Restructuring accruals	293	400
Other current liabilities	1,744	2,193

Total current liabilities	6,322	7,962

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; shares authorized — 10,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized — 20,000,000; shares issued — 2,677,452; shares outstanding 2,540,291 and 2,507,375	27	27
Capital in excess of par value	129,303	130,183
Accumulated deficit	(110,560)	(107,521)
Treasury stock, at cost, 137,161 and 170,077 shares	(3,886)	(4,819)
Accumulated other comprehensive income:
Cumulative translation adjustment	210	210

Total stockholders’ equity	15,094	18,080

Total liabilities and stockholders’ equity	$21,416	$26,042

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three
	Months Ended
	March 31,
	2007	2006
	(unaudited)
REVENUES:
Revenues before reimbursements	$6,337	$9,426
Reimbursements	937	1,247

Total Revenues	7,274	10,673

COSTS AND EXPENSES:
Project personnel	4,844	4,968
Other project expenses	1,436	2,015
Reimbursable expenses	937	1,247

Cost of services	7,217	8,230
Bad debt expense	—	—
Management and administrative support	3,095	2,817
Intangible asset amortization	58	211
Intangible asset impairment	143	—

Total Costs and Expenses	10,513	11,258

OPERATING LOSS	(3,239)	(585)

OTHER INCOME:
Net investment income	200	278

LOSS BEFORE INCOME TAXES	(3,039)	(307)

INCOME TAX PROVISION	—	—

NET LOSS	$(3,039)	$(307)

BASIC NET LOSS PER COMMON SHARE	$(1.21)	$(0.13)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,514	2,385

DILUTED NET LOSS PER COMMON SHARE	$(1.21)	$(0.13)

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	2,514	2,385

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the
	Three Months Ended
	March 31,
	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,039)	$(307)
Adjustments to reconcile net loss to net cash from operating activities:
Intangible asset impairment	143	—
Depreciation and amortization	75	247
Non-cash stock compensation	152	58

Changes in assets and liabilities:
Receivables	2,073	(1,029)
Loan receivable	3,400	—
Other current assets	467	(34)
Accounts payable	(565)	319
Accrued compensation and related costs	(519)	8
Restructuring accruals	(107)	(623)
Other current liabilities	(449)	175
Other assets	—	1

Net cash provided by (used in) operating activities	1,631	(1,185)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net assets of acquired businesses, net of cash	—	(2,734)
Capital expenditures	—	(23)

Net cash used in investing activities	—	(2,757)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment in lieu of shares for vested restricted stock units	(99)	—

Net cash used in financing activities	(99)	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(16)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,532	(3,958)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,510	20,135

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,042	$16,177

SUPPLEMENTAL DISCLOSURES:
Noncash investing activities:
Common stock issued for acquisition activity	$—	$1,400
The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(In thousands, except share and per share data)
NOTE 1 — BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Technology Solutions Company and its subsidiaries (“TSC” or the “Company”). The consolidated balance sheet as of March 31, 2007, the consolidated statements of operations for the three months ended March 31, 2007 and 2006 and the consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2007 and for all periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the United States Securities and Exchange Commission (“SEC”) on March 23, 2007.
NOTE 2 — THE COMPANY
Technology Solutions Company is a business solutions provider. TSC partners with its clients to expose and leverage opportunities to create, measure and sustain the delivery of value to its clients’ customers. TSC serves targeted industries, including Healthcare, Manufacturing, and Financial Services. TSC’s clients are primarily located throughout the United States.
NOTE 3 — NEW ACCOUNTING STANDARDS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides a single definition of fair value, together with a framework for measuring fair value. Accordingly, for some entities, the application of SFAS 157 may change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of the provisions of SFAS 157.
NOTE 4 — INCOME TAXES
On January 1, 2007, the Company adopted the provisions of the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)
entity’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”(“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company previously recorded a full valuation allowance against its entire net deferred tax asset and continues to provide a full valuation allowance for all tax benefits generated. The implementation of FIN 48 did not result in a change to these net deferred tax assets or the corresponding valuation allowance.
The Company or one of its subsidiaries files income tax returns in the U.S. Federal and various state jurisdictions as well as certain foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before 2003 and its subsidiaries are no longer subject to non-U.S. income tax examinations for years before 2000.
The Company has not incurred any interest expense or penalties on income tax matters in recent years. If any interest expense or penalties were incurred, the Company would include them in operating expenses.
NOTE 5 — CAPITAL STOCK
The Company has a stock repurchase program, which allows for share repurchases of up to 576,266 shares of outstanding Company common stock (the “Repurchase Program”). During the three months ended March 31, 2007 and 2006, the Company did not repurchase any shares. The Company has repurchased an aggregate total of 341,906 shares since the inception of this Repurchase Program in September 2000. As of March 31, 2007, there were 234,360 shares available to be repurchased under the Repurchase Program.
The timing and size of any future stock repurchases are subject to market conditions, stock prices, the Company’s cash position and other cash requirements.
NOTE 6 — LOSS PER COMMON SHARE
The Company discloses basic and diluted loss per share in the consolidated statements of operations under the provisions of SFAS No. 128, “Earnings Per Share.” Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during each period presented, plus the dilutive effect of common equivalent shares arising from the assumed exercise of stock options using the treasury stock method. Common equivalent shares of 189,203 and 34,613 were not included in the diluted loss per share calculation as they were antidilutive for the three months ended March 31, 2007 and 2006, respectively. Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during each period presented.

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)
Reconciliation of basic and diluted loss per share for the three months ended:

	March 31, 2007			March 31, 1006
		Shares	Per		Shares	Per
	Net	(In	Common	Net	(In	Common
	Loss	Thousands)	Share	Loss	Thousands)	Share
Basic loss per share	$(3,039)	2,514	$(1.21)	$(307)	2,385	$(0.13)
Effect of common equivalent shares	—	—	—	—	—	—

Diluted loss per share	$(3,039)	2,514	$(1.21)	$(307)	2,385	$(0.13)

NOTE 7 — INTANGIBLE ASSETS, NET
The changes in the carrying amount of net intangible assets with definite lives for the three months ended March 31, 2007, were as follows:

		Non-
	Customer	compete	Other
	related	agreements	Agreements	Total
Balance as of December 31, 2006	$283	$100	$215	$598
Amortization	(32)	(13)	(13)	(58)
Impairment loss	—	—	(143)	(143)

Balance as of March 31, 2007	$251	$87	$59	$397

The Company’s intangible assets are reviewed at least annually for impairment or if an event occurs or circumstances change that may reduce the fair value of the acquisition below its book value in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The company recorded a $143 impairment charge during the quarter ended March 31, 2007 related to the intangible asset resulting from the March 15, 2006 acquisition of the consulting assets of Charter Consulting, Inc. (“Charter”). This impairment arose as a result of the termination of certain Charter employees. In addition to the intangible assets above with definite lives, the Company has an intangible asset related to the trade name of Charter, in the amount of $269, which has an indefinite life
NOTE 8 — OTHER EVENTS
On December 5, 2005, the Company’s Chief Executive Officer resigned and the Company’s Lead Director was named Chairman and Acting Chief Executive Officer. In addition, on December 15, 2005, the Company implemented initiatives to further reduce costs. These cost reductions included headcount reductions, reduction in office space to reflect current needs and the termination of a contract with a vendor. As a result of these events, the Company recorded restructuring and other charges of $1,158 during the quarter ended December 31, 2005. This

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)
charge included $438 in severance pay for the former Chief Executive Officer and $720 in headcount reductions of client officers and corporate staff, reduction in office space to reflect current needs, and the termination of a contract with a vendor. As of March 31, 2007 there was an accrual balance of $195. The Company expects to utilize the balance in 2007. The following table provides the components of this charge.

				Balance as of
		Cash(1)	Non-cash	March 31,
Restructuring and Other Charges - Q4 2005	Charge	Payments	Usage	2007
Former CEO severance costs	$438	$294	$—	$144
Severance costs (9 employees)	340	340	—	—
Office reduction	273	234	—	39
Other costs	107	95	—	12

Total	$1,158	$963	$—	$195

(1)	Net cash payments totaling $102 were made during the three months ended March 31, 2007.
During the quarter ended September 30, 2005, the Company recorded $1,687 in restructuring and other charges as a result of a strategic realignment and the related cost reductions. This charge consisted of the severance costs of professional personnel, office closures and other costs. During the quarter ended December 31, 2005, the Company reversed $113 of this charge mainly due to more favorable sublease terms for one of the closed offices. As of March 31, 2007, there was an accrual balance of $98. The Company expects to utilize the balance in 2007. The following table provides the components of this charge.

				Balance as of
		Cash(2)	Non-cash	March 31,
Restructuring and Other Charges – Q2 2005	Charge	Payments	Usage	2007
Severance costs (23 employees)	$1,173	$1,111	$—	$62
Office closures	511	318	45	148
Other costs	3	2	—	1

Total original charge	1,687	1,431	45	211
Q4 2005 adjustment	(113)	—	—	(113)

Total	$1,574	$1,431	$45	$98

(2)	Net cash payments totaling $5 were made during the three months ended March 31, 2007.

TECHNOLOGY SOLUTIONS COMPANY
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
OVERVIEW
Technology Solutions Company (“TSC,” the “Company” or “we”) is a business solutions provider. TSC partners with our clients to expose and leverage opportunities to create, measure and sustain the delivery of value to our clients’ customers. We serve targeted industries, including Healthcare, Manufacturing, and Financial Services.
We have incurred operating losses since 2003, when we began to refocus and rebuild our business. Beginning in mid-2003 and continuing through most of 2005, we invested in a range of specialty services and increased our vertical industry and competency groups. In 2006, we streamlined our service offerings to focus on enterprise applications, customer relationship management and digital healthcare services. In addition, our process adoption and training service, which underlies these areas, facilitates change management and knowledge transfer throughout our service offerings. In December 2006, Milton G. Silva-Craig was appointed President and Chief Executive Officer and a Director of the Company. With his appointment, we are focusing on providing business solutions to the targeted industries mentioned above. We are moving from large systems integration projects towards smaller solution offerings for these targeted industries.
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
Project personnel costs constitute the majority of our operating costs. Since project personnel costs are primarily driven by the cost of billable personnel, mainly compensation and benefits, maintaining these costs at a reasonable and predictable percentage of revenue is critical to our financial performance. Project personnel costs as a percentage of revenues are driven by utilization and average hourly billing rates. Utilization represents the percentage of time our billable professionals spend on billable work. It is our strategy to try to match our project personnel supply with demand. At times, this requires us to reduce headcount and reassign employees to other active projects when they are no longer needed on a particular project. However, because of the mix of skills needed and project durations, implementation of this strategy may be delayed at times. Accordingly, any decline in revenues without a corresponding and timely reduction in staffing, or a staffing increase that is not accompanied by a corresponding increase in revenues, would have an adverse effect, which could be material, on our business, operating results and financial condition.

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
Management and Administrative Support
Management and administrative support consists of costs for certain Senior Vice Presidents (“SVP’s”) and infrastructure. Costs for these SVP’s include compensation, travel and marketing. SVP’s are a key component in our client relationship model and can also serve as billable consulting resources. When they are billable, their costs are included in Project Personnel costs. SVP’s are responsible for managing client deliveries, client relationship and satisfaction, revenues, and project margins. Infrastructure costs include costs related to our senior corporate management and board of directors; accounting, finance and financial reporting; tax; legal; treasury; human resources, recruiting and employee benefits; marketing; public and investor relations; internal communications; internal technology applications; management of new business opportunities; planning; quality assurance; and risk management.

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Intangible asset amortization
Our acquired intangible assets with definite lives, which consist of amounts related to customer relationships, agreements not to compete and other business agreements, are amortized over their estimated useful lives. In addition, we periodically evaluate these intangible assets to determine whether adjustment to these amounts or estimated useful lives are required based on current events and circumstances.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and other assumptions, which it believes are reasonable. If actual amounts are ultimately different from these estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known.
Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimate is made and when different estimates than management reasonably could have used have a material impact on the presentation of the Company’s financial condition, changes in financial condition or results of operations.
Revenue Recognition
We derive our revenues from information technology and business consulting services. Our services are contracted on either a time and materials basis or a fixed price basis. For our time and materials contracts, we recognize revenues as work is performed, primarily based on hourly billing rates. For our fixed price contracts, we recognize revenues based on services performed with performance generally assessed on the ratio of hours incurred to date compared to the total estimated hours over the entire contract. Revenues are subject to revision as the contract progresses to completion. Any revisions in the estimate are charged or credited to operations in the period in which the facts that give rise to the revision become known. Contracts are performed in phases. Losses on contracts, if any, are reserved in full when determined. Contract losses are determined by the amount by which the estimated cost of the contract exceeds the estimated total revenues that will be generated by the contract. Extended support revenues are recognized as services are rendered.
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
Accounting for Income Taxes
On January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As discussed below, we have a full valuation allowance against our entire net deferred tax asset and we continue to provide a full valuation allowance for all tax benefits generated. The implementation of FIN 48 did not result in a change to these net deferred tax assets or the corresponding valuation allowance.
We use an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided using currently enacted tax rates when tax laws and financial accounting standards differ with respect to (i) the amount of annual income and (ii) the basis of assets and liabilities. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and valuation allowance recorded against our net deferred tax assets. We have generated certain deferred tax assets as a result of operating losses and temporary differences between book and tax accounting, as well as tax benefits resulting from the exercise of employee stock options that were recorded as additional paid-in capital in the period of exercise. SFAS 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. We maintain a full valuation allowance against our deferred tax assets. If the realization of our deferred tax assets in future periods is considered more likely than not, an adjustment to our deferred tax asset would increase net income in the period such determination is made. The amount of deferred tax assets considered realizable is based on significant estimates. Changes in these estimates could materially affect our financial condition and results of operations in future periods.
Stock-Based Compensation
We account for stock-based compensation expense under the provisions of Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS 123R requires companies to measure and recognize compensation expense for all employee share-based payments at fair value over the service period underlying the arrangement. Accordingly, we determine the grant-date fair value of our stock-based awards, including stock options and restricted stock units, and record an expense in our statement of operations for the amortization

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
of the fair value of the awards. The fair value of the awards is amortized ratably over the vesting periods of the individual awards. For restricted stock units, certain portions of the awards require the achievement of certain performance measures for these awards to vest. If these performance measures are not achieved, grantees forfeit their awards.
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
SFAS 142 requires that goodwill be evaluated for impairment annually or if an event occurs or circumstances change that may reduce the fair value of the acquisition below its book value. The impairment test is conducted utilizing a “fair value” methodology. We evaluate the fair value of our acquisitions utilizing various valuation techniques including discounted cash flow analysis. This implied fair value is compared to the carrying amount of the goodwill at the enterprise level. If the fair value is less, we would then recognize an impairment loss. In addition, we evaluate the intangible assets with definite lives to determine whether adjustment to these amounts or estimated useful lives are required based on current events and circumstances.
During the quarter ended March 31, 2007, we recorded a $143 impairment charge related to the intangible asset resulting from the March 15, 2006 acquisition of the consulting assets of Charter Consulting, Inc. (“Charter”). This impairment arose as a result of the termination of certain Charter employees.
In the future, we may undertake additional merger or acquisition activities and thereby acquire additional goodwill. Any such goodwill will be the subject of future impairment analyses and, should there be a change in key assumptions about the acquired businesses or general market conditions, additional goodwill impairment charges may be necessary. Any such charges could have a material adverse effect on our consolidated financial position and results of operations.
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

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
THREE MONTHS ENDED MARCH 31, 2007 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2006
Revenues
Consolidated revenues were $7.3 million for the three months ended March 31, 2007, a decrease of 32 percent from the same period in the prior year. Revenues before reimbursements decreased 33 percent to $6.3 million from $9.4 million. This decrease resulted from (1) the completion of as well as the reduction in some of our larger projects during 2006 and (2) the exiting from our PeopleSoft service offering during the third quarter of 2006. As our larger projects are completed or reduced, it is necessary for us to replace these projects with new projects for the same client or with projects from new clients. The replacement of these projects may not coincide directly with the completion or reduction of these projects. In addition, the size of our new projects may be smaller then the projects that have been replaced. Accordingly, our revenues may be subject to fluctuation and this could have a material adverse effect on our results of operations.
During the three months ended March 31, 2007 and 2006, one client accounted for more than 10 percent of revenues before reimbursements (Electro-Motive Diesel, Inc. – 29 percent and 35 percent, respectively). Since we completed the major component of their system installation at the end of 2006, the scope of our services has been reduced. In addition, our extended support services, which bill at a lower rate than our system installation services, have become a larger portion of the services we provide this client. The cancellation or significant reduction in the use of services by this major client could have a material adverse effect on our results of operations. In terms of client concentration, during the three months ended March 31, 2007, our top two and top five clients accounted for 38 percent and 60 percent of revenues before reimbursements, respectively. This compares to 44 percent and 64 percent for these same categories for the three months ended March 31, 2006. Accordingly, as a result of this client concentration, changes in spending by our significant clients as well as our ability to replace these clients or projects when completed may result in fluctuations in revenue and profitability. We added 9 new clients and 41 new projects during the three months ended March 31, 2007 compared to 5 new clients and 18 new projects during the same period in the prior year. In total we performed work for 40 clients and 89 projects from new and existing clients during the three months ended March 31, 2007 compared to 41 clients and 96 projects during the same period in the prior year.
Costs and Expenses
Project personnel costs were $4.8 million for the three months ended March 31, 2007, a decrease of 2 percent from the same period in the prior year. This decrease was primarily due to a reduction in the accrual for incentive compensation of $0.15 million for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Project personnel costs as a percentage of revenues before reimbursements increased to 76 percent for the three months ended March 31, 2007 compared to 53 percent in the same period in the prior year as a result of a decrease in both utilization and average hourly billing rates. Utilization decreased to 62 percent from 73 percent and our average hourly billing rate declined by 12 percent to $143.

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Other project expenses were $1.4 million for the three months ended March 31, 2007, a decrease of 29 percent from the same period in the prior year. Subcontractor costs decreased $0.8 million, due to reduced use of subcontractors as well as the completion of projects which required the use of subcontractors for certain specialized skills. In addition, hiring costs decreased $0.1 million. These decreases were partially offset by a $0.3 million increase in severance costs as we reduced headcount due to our revenue decline. Other project expenses as a percentage of revenues before reimbursements increased to 23 percent for the three months ended March 31, 2007 from 21 percent from the same period in the prior year, mainly due to the aforementioned increase in severance costs.
There was no bad debt expense for the three months ended March 31, 2007 or 2006.
Management and administrative support costs increased to $3.1 million for the three months ended March 31, 2006 from $2.8 million for the same period in the prior year. This increase is mainly the result of severance costs of $0.3 million related to Infrastructure personnel.
Intangible asset amortization was just under $0.1 million for the three months ended March 31, 2007 compared to $0.2 million for the three months ended March 31, 2006. This decrease was due to certain intangible assets being full amortized as of December 31, 2006 as well as the impairment of certain other intangible assets as of December 31, 2006.
We recorded an intangible asset impairment charge of just over $0.1 million during the three months ended March 31, 2007 as a result of the termination of certain employees during this period.
Operating Loss
Consolidated operating loss was $3.2 million for the three months ended March 31, 2007 compared to $0.6 million for the same period in the prior year. The increase in the operating loss mainly resulted from our decline in revenues.
Other Income
Other income for the three months ended March 31, 2007 was $0.2 million, a decrease of $0.1 million from the same period in the prior year. This decrease mainly resulted from lower cash balances year on year as well as the collection of our loan receivable. Our cash and cash equivalents were primarily invested in overnight money market type accounts. Average interest rates were approximately 5.2 percent for the three months ended March 31, 2007 compared to approximately 4.4 percent during the same period in the prior year.
Income Tax Provision
We did not recognize an income tax benefit for the three months ended March 31, 2007 or 2006 since we have a full valuation allowance against our deferred taxes and we continue to provide a full valuation allowance for all tax benefits generated.

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Shares Outstanding
Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding increased to 2,514,000 from 2,385,000 mainly due to the 151,025 shares issued on March 15, 2006 as a result of the acquisition of the consulting assets of Charter.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $1.6 million for the three months ended March 31, 2007 compared to cash used in operating activities of $1.2 million for the three months ended March 31, 2006. Net cash provided by operating activities for the three months ended March 31, 2007 mainly resulted from the collection of a loan receivable in the amount of $3.4 million. Excluding collection of the loan receivable, cash used by operating activities was $1.8 million. Days sales outstanding at March 31, 2007 and March 31, 2006 was unchanged at 69 days.
Estimated future cash commitments include various office facilities, property and office equipment under operating leases that expire at various dates; severance costs relating to restructuring and other charges; committed computer system costs; and an annual commitment for telecommunications. The Company has no guarantees of third party debt or any other off-balance sheet commitments as of March 31, 2007. A summary of our contractual obligations at March 31, 2007 is as follows:

	Payments Due By Period (In thousands)
	Remaining
	Quarters in
	2007	2008	2009	2010	Total
Operating leases (net of restructuring and other charges)	$239	$232	$198	$33	$702
Operating leases (included in other current liabilities)	106	—	—	—	106
Cash outlay for restructuring and other charges	293	—	—	—	293
Purchase obligations (net of restructuring and other charges)	241	30	—	—	271

Total	$879	$262	$198	$33	$1,372

While there were no cash flows from investing activities during the three months ended March 31, 2007, we have a commitment for capital expenditures of approximately $0.2 million for internal software applications. Net cash used in investing activities was $2.8 million during the three months ended March 31, 2006. We made cash payments of $2.4 million related to our acquisition of the consulting assets of Charter and the payment of liabilities assumed as part of this acquisition as well as a payment of $0.3 million related to the closure of the Charter office. Capital expenditures of less than $0.1 million represented software purchases.

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Cash used in financing activities of $0.1 million during the three months ended March 31, 2007 represents payment of employee income tax related withholding obligations, in lieu of shares, for restricted stock units that vested during the period. There were no cash flows related to financing activities during the three months ended March 31, 2006.
Our cash and cash equivalents at March 31, 2007 were $15.0 million. Our investment policy is to maintain most of our cash and cash equivalents in highly liquid, large money market type funds. This policy exposes us to short-term interest rate fluctuations. Please see Part I, Item 3 – Quantitative and Qualitative Disclosure About Market Risk, for more information on the possible effect of interest rate fluctuations.
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
Operating results and liquidity, including our ability to raise additional capital if necessary, may be materially and adversely affected by continued low demand for the Company’s services. In addition, a number of other factors, including general economic conditions, technological changes, competition and other factors affecting the information technology and consulting industry generally, and the suspension or cancellation of a large project could have an adverse effect on future results and liquidity. The aforementioned factors, as well as other factors, are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 under Part I, Item 1A — Risk Factors and this Quarterly Report on Form 10-Q for the period ended March 31, 2007 under Part II, Item 1A – Risk Factors.
NEW ACCOUNTING STANDARDS
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company adopted it on January 1, 2007. The Company previously recorded a full valuation allowance against its entire net deferred tax asset and continues to provide a full valuation allowance for all tax benefits generated. The adoption of FIN 48 did not result in a change to these net deferred tax assets or the corresponding valuation allowance.

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides a single definition of fair value, together with a framework for measuring fair value. Accordingly, for some entities, the application of SFAS 157 may change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of the provisions of SFAS 157.
ASSUMPTIONS UNDERLYING CERTAIN FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This Form 10-Q contains or may contain certain forward-looking statements concerning our financial position, results of operations, cash flows, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions. These forward-looking statements involve significant risks and uncertainties. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form 10-Q include, among others, our ability to manage decreased revenue levels; our need to attract new business and increase revenues; our declining cash position; our ability to manage costs and headcount relative to expected revenues; our ability to achieve proper utilization rates or charge acceptable rates for our services could adversely affect our ability to successfully introduce new service offerings; our dependence on a limited number of clients for a large portion of our revenue; the potential loss of significant clients; our ability to attract new clients and sell additional work to existing clients; our ability to attract and retain employees; the rapidly changing nature of information technology services, including our ability to keep pace with technological and market changes and our ability to refine and add to existing service offerings; the lack of shareholder approved stock options available for grants by the Company to retain existing employees; our ability to successfully integrate the Charter business with our business; and changing business, economic or market conditions and changes in competitive and other factors, all as more fully described herein and in our Annual Report on Form 10-K for the year ended December 31, 2006 under Risk Factors and elsewhere from time to time in our filings with the SEC, press releases and other communications. Such forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
the date of this Form 10-Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Our actual results may vary materially.

TECHNOLOGY SOLUTIONS COMPANY
PART I. FINANCIAL INFORMATION
(Continued)
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
TSC is exposed to interest rate fluctuations. Changes in interest rates affect interest income and expense on cash and cash equivalents. The Company’s cash and cash equivalents are primarily invested in overnight money market type accounts. Average interest rates were approximately 5.2 percent during the three months ended March 31, 2007 compared to 4.4 percent during the same period in the prior year. Based on the cash and cash equivalents balances as of March 31, 2007 and 2006, a hypothetical 1.00 percent increase in interest rates would have resulted in approximately $38 thousand in additional net investment income during each of the quarters ended March 31, 2007 and 2006, respectively.
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
ITEM 4T—CONTROLS AND PROCEDURES
Not applicable.

TECHNOLOGY SOLUTIONS COMPANY
PART II. OTHER INFORMATION
ITEM 1—LEGAL PROCEEDINGS
There are no material changes to the Legal Proceedings described under the title “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 1A—RISK FACTORS
There are no material changes to the Risk Factors described under the title “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) STOCK REPURCHASES

			(c) Total number	(d) Maximum number of
			of shares	shares (or approximate
	(a) Total		purchased as part	dollar value of shares)
	number	(b) Average	of publicly	that may yet be
	of shares	price paid per	announced plans	purchased under the
Period	purchased	share	or programs	plans or programs
January 1, 2007 – January 31, 2007	0	$—	0	234,360

February 1, 2007 – February 28, 2007	0	$—	0	234,360

March 1, 2007 – March 31, 2007	0	$—	0	234,360

Total	0	$—	0	234,360

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

TECHNOLOGY SOLUTIONS COMPANY
PART II. OTHER INFORMATION — (Continued)
ITEM 3—DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company’s 2007 Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 10, 2007. Represented at the Annual Meeting, either in person or by proxy, were 2,060,458 voting shares. The following actions were taken by a vote of the Company’s stockholders at the Annual Meeting:
1.	Ms. Paula Krueger, Ms. Kathryn A. DCamp and Messrs. Raymond P. Caldiero, Carl F. Dill, Jr., Milton G. Silva-Craig, and Timothy R. Zoph were elected to serve as members of the Company’s Board of Directors receiving 1,858,641; 1,858,631; 1,858,650; 1,885,632; 1,885,640; and 1,885,634 votes in favor of election, respectively, and 201,817; 201,827; 201,808; 174,826; 174,818; and 174,824 votes withheld, respectively.

2.	The appointment of Grant Thornton LLP to serve as the Company’s independent auditors for its fiscal year ending December 31, 2007 was ratified; 2,055,557 votes were cast for the ratification; 3,129 votes were cast against the ratification; and there were 1,772 abstentions. There were no broker non-votes
ITEM 5—OTHER INFORMATION
None.
ITEM 6—EXHIBITS

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

TECHNOLOGY SOLUTIONS COMPANY

Date:	May 15, 2007	By:	/s/ SANDOR GROSZ
Sandor Grosz
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)