Form 10-Q
period 2007-06-30
TECHNOLOGY SOLUTIONS COMPANY
filed 2007-08-14
CIK 877645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
Commission file number 0–19433
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of August 7, 2007 there were outstanding 2,544,712 shares of TSC Common Stock, par value $.01.

TECHNOLOGY SOLUTIONS COMPANY
Index to Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,312	$13,510
Receivables, less allowance for doubtful receivables of $4 and $66	5,141	7,655
Loan receivable	—	3,400
Other current assets	468	575

Total current assets	17,921	25,140
COMPUTERS, FURNITURE AND EQUIPMENT, NET	101	35
INTANGIBLE ASSETS, NET	617	867

Total assets	$18,639	$26,042

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$724	$1,642
Accrued compensation and related costs	3,535	3,727
Restructuring accruals	178	400
Other current liabilities	1,579	2,193

Total current liabilities	6,016	7,962

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; shares authorized — 10,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized — 20,000,000; shares issued — 2,677,452; shares outstanding 2,544,267 and 2,507,375	27	27
Capital in excess of par value	129,412	130,183
Accumulated deficit	(113,250)	(107,521)
Treasury stock, at cost, 133,185 and 170,077 shares	(3,773)	(4,819)
Accumulated other comprehensive income:
Cumulative translation adjustment	207	210

Total stockholders’ equity	12,623	18,080

Total liabilities and stockholders’ equity	$18,639	$26,042

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
REVENUES:
Revenues before reimbursements	$6,056	$11,492	$12,393	$20,918
Reimbursements	796	1,495	1,733	2,742

Total Revenues	6,852	12,987	14,126	23,660

COSTS AND EXPENSES:
Project personnel	3,968	6,436	8,812	11,404
Other project expenses	1,302	2,493	2,738	4,508
Reimbursable expenses	796	1,495	1,733	2,742

Cost of Services	6,066	10,424	13,283	18,654
Bad debt expense	—	—	—	—
Management and administrative support	3,547	3,308	6,642	6,125
Intangible asset amortization	49	265	107	476
Intangible asset impairment	—	—	143	—

Total Costs and Expenses	9,662	13,997	20,175	25,255

OPERATING LOSS	(2,810)	(1,010)	(6,049)	(1,595)

OTHER INCOME:
Net investment income	120	97	320	375

LOSS BEFORE INCOME TAXES	(2,690)	(913)	(5,729)	(1,220)

INCOME TAX PROVISION	—	—	—	—

NET LOSS	$(2,690)	$(913)	$(5,729)	$(1,220)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(1.06)	$(0.36)	$(2.27)	$(0.50)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,542	2,507	2,528	2,446

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the
	Six Months Ended
	June 30,
	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,729)	$(1,220)

Adjustments to reconcile net loss to net cash from operating activities:
Intangible asset impairment	143	—
Depreciation and amortization	129	538
Non-cash stock compensation	390	320

Changes in assets and liabilities:
Receivables	2,514	(3,693)
Loan receivable	3,400	—
Other current assets	107	(517)
Accounts payable	(920)	445
Accrued compensation and related costs	(192)	686
Restructuring accruals	(222)	(792)
Other current liabilities	(615)	70
Other assets	—	2

Net cash used in operating activities	(995)	(4,161)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net assets of acquired businesses, net of cash	—	(2,734)
Capital expenditures	(88)	(29)

Net cash used in investing activities	(88)	(2,763)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of employee payroll taxes in lieu of shares for vested restricted stock units	(115)	—

Net cash used in financing activities	(115)	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(78)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,198)	(7,002)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,510	20,135

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,312	$13,133

SUPPLEMENTAL DISCLOSURES:
Noncash investing activities:
Common stock issued for acquisition activity	$—	$1,400
The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(In thousands, except share and per share data)
NOTE 1 — BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Technology Solutions Company and its subsidiaries (“TSC” or the “Company”). The consolidated balance sheet as of June 30, 2007, the consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 and the consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2007 and for all periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the United States Securities and Exchange Commission (“SEC”) on March 23, 2007.
NOTE 2 — THE COMPANY
Technology Solutions Company is a business solutions provider. TSC partners with its clients to expose and leverage opportunities to create, measure and sustain the delivery of value to its clients’ customers. TSC serves targeted industries, including Healthcare, Manufacturing, and Financial Services. TSC’s clients are primarily located throughout the United States.
NOTE 3 — NEW ACCOUNTING STANDARDS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides a single definition of fair value, together with a framework for measuring fair value. Accordingly, for some entities, the application of SFAS 157 may change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of the provisions of SFAS 157.
NOTE 4 — INCOME TAXES
On January 1, 2007, the Company adopted the provisions of the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)
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
NOTE 5 — STOCK-BASED COMPENSATION
Stock based compensation expense of $390 for the six months ended June 30, 2007 includes $173 related to the vesting of restricted stock units in connection with the departure of certain executive officers.
NOTE 6 — CAPITAL STOCK
During the six months ended June 30, 2007, the Company issued 36,892 shares from Treasury Stock related to the vesting of restricted stock units.
The Company has a stock repurchase program, which allows for share repurchases of up to 576,266 shares of outstanding Company common stock (the “Repurchase Program”). During the six months ended June 30, 2007 and 2006, the Company did not repurchase any shares. The Company has repurchased an aggregate total of 341,906 shares since the inception of this Repurchase Program in September 2000. As of June 30, 2007, there were 234,360 shares available to be repurchased under the Repurchase Program.
The timing and size of any future stock repurchases are subject to market conditions, stock prices, the Company’s cash position and other cash requirements.

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)
NOTE 7 — LOSS PER COMMON SHARE
The Company discloses basic and diluted loss per share in the consolidated statements of operations under the provisions of SFAS No. 128, “Earnings Per Share.” Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during each period presented, plus the dilutive effect of common equivalent shares arising from the assumed exercise of stock options using the treasury stock method. Common equivalent shares of 80,375 and 118,778 for the three and six months ended June 30, 2007 and common equivalent shares of 208,547 and 115,618 for the three and six months ended June 30, 2006 were not included in the diluted loss per share calculation as they were antidilutive. Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during each period presented.
Reconciliation of basic and diluted loss per share for the three months ended:

	June 30, 2007			June 30, 2006
		Shares	Per		Shares	Per
	Net	(In	Common	Net	(In	Common
	Loss	Thousands)	Share	Loss	Thousands)	Share
Basic loss per share	$(2,690)	2,542	$(1.06)	$(913)	2,507	$(0.36)
Effect of common equivalent shares	—	—	—	—	—	—

Diluted loss per share	$(2,690)	2,542	$(1.06)	$(913)	2,507	$(0.36)

Reconciliation of basic and diluted loss per share for the six months ended:

	June 30, 2007			June 30, 2006
		Shares	Per		Shares	Per
	Net	(In	Common	Net	(In	Common
	Loss	Thousands)	Share	Loss	Thousands)	Share
Basic loss per share	$(5,729)	2,528	$(2.27)	$(1,220)	2,446	$(0.50)

Effect of stock options	—	—	—	—	—	—

Diluted loss per share	$(5,729)	2,528	$(2.27)	$(1,220)	2,446	$(0.50)

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)
NOTE 8 — INTANGIBLE ASSETS, NET
The changes in the carrying amount of net intangible assets for the six months ended June 30, 2007, were as follows:

		Non-
	Customer	compete	Other	Trade
	Related	Agreements	Agreements	Name	Total
Balance as of December 31, 2006	$283	$100	$215	$269	$867
Amortization	(64)	(27)	(16)	—	(107)
Impairment loss	—	—	(143)	—	(143)

Balance as of June 30, 2007	$219	$73	$56	$269	$617

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
NOTE 9 — OTHER EVENTS
On December 5, 2005, the Company’s Chief Executive Officer resigned and the Company’s Lead Director was named Chairman and Acting Chief Executive Officer. In addition, on December 15, 2005, the Company implemented initiatives to further reduce costs. These cost reductions included headcount reductions, reduction in office space to reflect current needs and the termination of a contract with a vendor. As a result of these events, the Company recorded restructuring and other charges of $1,158 during the quarter ended December 31, 2005. This charge included $438 in severance pay for the former Chief Executive Officer and $720 in headcount reductions of client officers and corporate staff, reduction in office space to reflect current needs, and the termination of a contract with a vendor. As of June 30, 2007 there was an accrual balance of $95. The Company expects to utilize the balance in 2007. The following table provides the components of this charge.

		Cash(1)	Non-cash	Balance as of
Restructuring and Other Charges — Q4 2005	Charge	Payments	Usage	June 30, 2007
Former CEO severance costs	$438	$343	$—	$95
Severance costs (9 employees)	340	340	—	—
Office reduction	273	273	—	—
Other costs	107	107	—	—

Total	$1,158	$1,063	$—	$95

(1)	Net cash payments totaling $202 were made during the six months ended June 30, 2007.

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)
During the quarter ended September 30, 2005, the Company recorded $1,687 in restructuring and other charges as a result of a strategic realignment and the related cost reductions. This charge consisted of the severance costs of professional personnel, office closures and other costs. During the quarter ended December 31, 2005, the Company reversed $113 of this charge mainly due to more favorable sublease terms for one of the closed offices. As of June 30, 2007, there was an accrual balance of $83. The Company expects to utilize the balance in 2007. The following table provides the components of this charge.

		Cash(2)	Non-cash	Balance as of
Restructuring and Other Charges — Q2 2005	Charge	Payments	Usage	June 30, 2007
Severance costs (23 employees)	$1,173	$1,111	$—	$62
Office closures	511	333	45	133
Other costs	3	2	—	1

Total original charge	1,687	1,446	45	196
Q4 2005 adjustment	(113)	—	—	(113)

Total	$1,574	$1,446	$45	$83

(2)	Net cash payments totaling $20 were made during the six months ended June 30, 2007.

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
We have incurred operating losses since 2003. Beginning in mid-2003 and continuing through most of 2005, we invested in a range of specialty services and increased our vertical industry and competency groups. In 2006, we streamlined our service offerings to focus on enterprise applications, customer relationship management and digital healthcare services. In addition, we provide our process adoption and training service, which underlies our offerings, facilitates change management and knowledge transfer throughout our service offerings. In December 2006, Milton G. Silva-Craig was appointed President and Chief Executive Officer and a Director of the Company. With his appointment, we are focusing on providing business solutions – products and services — to the targeted industries mentioned above. Our business is primarily focused on the mid-market, providing solutions that identify and realize value for our customers. In addition, we are investing in the packaging of our service offerings as well as the development of product offerings to complement these services.
The results of our operations are affected by general economic conditions as well as the level of economic activity and changes in the industries that we serve. Our business is also driven by the pace of business and technological change, our ability to differentiate ourselves from our competitors through specialty services that address targeted industry and business concerns, and the type and level of spending by our clients in the areas in which we provide services. Many factors can result in a deferral, reduction or cancellation of services requested by our prospective or current clients, including budget constraints, economic conditions and perceived project progress, success or value. Additionally, our service offerings, and our business as a whole, are undergoing a transformation and no assurance can be given that they will gain acceptance with our existing or prospective clients.
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
Bad Debt Expense
We maintain an allowance for doubtful receivables representing our estimates of uncollectible amounts resulting from the failure of our customers to make required payments.
Management and Administrative Support
Management and administrative support consists of costs for certain Senior Vice Presidents (“SVP’s”) and infrastructure. Costs for these SVP’s include compensation, travel and marketing. SVP’s can also serve as billable consulting resources. When they are billable, their costs are included in Project Personnel costs. Infrastructure costs include costs related to our senior corporate management and board of directors; accounting, finance and financial reporting; tax; legal; treasury; human resources, recruiting and employee benefits; marketing; public and investor relations; internal communications; internal technology applications; management of new business opportunities; planning; quality assurance; and risk management.

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
Stock-Based Compensation
We account for stock-based compensation expense under the provisions of Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires companies to measure and recognize compensation expense for all employee share-based payments at fair value over the service period underlying the arrangement. Accordingly, we determine the grant-date fair value of our stock-based awards, including stock options and restricted stock units, and record an expense in our statement of operations for the amortization

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
of the fair value of the awards. The fair value of the awards is amortized ratably over the vesting periods of the individual awards. For restricted stock units, certain portions of the awards require the achievement of certain performance measures for these awards to vest. If these performance measures are not achieved, grantees forfeit their awards.
Intangible Assets
We account for Intangible Assets in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, intangibles that are deemed to have indefinite lives are not amortized but, instead, are reviewed at least annually for impairment. Intangible assets with definite lives continue to be amortized over their estimated useful lives.
SFAS 142 requires that intangible assets not subject to amortization be evaluated for impairment annually or if an event occurs or circumstances change that may reduce the fair value of the acquisition below its book value. The impairment test is conducted utilizing a “fair value” methodology. We evaluate the fair value utilizing various valuation techniques including discounted cash flow analysis. This implied fair value is compared to the carrying amount of the intangible asset. If the fair value is less, we would then recognize an impairment loss. In addition, we evaluate the intangible assets with definite lives to determine whether adjustment to these amounts or estimated useful lives are required based on current events and circumstances.
During the quarter ended March 31, 2007, we recorded a $143 impairment charge related to the intangible asset resulting from the March 15, 2006 acquisition of the consulting assets of Charter Consulting, Inc. (“Charter”). This impairment arose as a result of the termination of certain Charter employees.
In the future, we may undertake additional merger or acquisition activities and thereby acquire additional intangible assets. Any such intangible assets will be the subject of future impairment analyses and, should there be a change in key assumptions about the acquired businesses or general market conditions, additional impairment charges may be necessary. Any such charges could have a material adverse effect on our consolidated financial position and results of operations.
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

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
THREE MONTHS ENDED JUNE 30, 2007 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2006
Revenues
Consolidated revenues were $6.9 million for the three months ended June 30, 2007, a decrease of 47 percent from the same period in the prior year. Revenues before reimbursements decreased 47 percent to $6.1 million from $11.5 million. This decrease resulted from (1) the completion of as well as the reduction in some of our larger projects during 2006, and (2) the exiting from our PeopleSoft service offering during the third quarter of 2006. As our larger projects are completed or reduced, it is necessary for us to replace these projects with new projects for the same client or with projects from new clients. The replacement of these projects may not coincide directly with the completion or reduction of these projects. In addition, the size of our new projects may be smaller than the projects that have been replaced. Accordingly, our revenues may be subject to fluctuation and this could have a material adverse effect on our results of operations.
During the three months ended June 30, 2007, two clients accounted for more than 10 percent of revenues before reimbursements (Electro-Motive Diesel, Inc. – 19 percent and Tenet Healthcare Corporation — 15 percent). The cancellation or significant reduction in the use of services by these major clients could have a material adverse effect on our results of operations. During the three months ended June 30, 2006, one client accounted for more than 10 percent of revenues before reimbursements (Electro-Motive Diesel, Inc. – 35 percent). For the client that accounted for more than 10 percent of revenues in 2007 and 2006, we completed the major component of their system installation at the end of 2006. As a result, the scope of our services has been reduced. In addition, our extended support services, which bill at a lower rate than our system installation services, have become a larger portion of the services we provide this client. In terms of client concentration, during the three months ended June 30, 2007, our top two and top five clients accounted for 35 percent and 57 percent of revenues before reimbursements, respectively. This compares to 42 percent and 62 percent for these same categories for the three months ended June 30, 2006. Accordingly, as a result of this client concentration, changes in spending by our significant clients as well as our ability to replace these clients or projects when completed may result in fluctuations in revenue and profitability. We added 7 new clients and 26 new projects during the three months ended June 30, 2007 compared to 10 new clients and 22 new projects during the same period in the prior year. In total, we performed work for 28 clients and 71 projects from new and existing clients during the three months ended June 30, 2007 compared to 55 clients and 71 projects during the same period in the prior year.
Costs and Expenses
Project personnel costs were $4.0 million for the three months ended June 30, 2007, a decrease of 38 percent from the same period in the prior year. This decrease was primarily due to a reduction in headcount for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, due to the aforementioned exit from our PeopleSoft service offering in the third quarter of 2006 as well as our efforts to align our headcount with lower revenues. Project personnel costs as a percentage of revenues before reimbursements increased

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
to 66 percent for the three months ended June 30, 2007 compared to 56 percent in the same period in the prior year as a result of a decrease in both utilization and average hourly billing rates. Utilization decreased to 67 percent from 71 percent and our average hourly billing rate declined by 2 percent to $157.
Other project expenses were $1.3 million for the three months ended June 30, 2007, a decrease of 48 percent from the same period in the prior year. Subcontractor costs decreased $1.1 million, due to reduced use of subcontractors as well as the completion of projects which required the use of subcontractors for certain specialized skills. Other project expenses as a percentage of revenues before reimbursements were 21 percent for the three months ended June 30, 2007 as compared to 22 percent from the same period in the prior year.
There was no bad debt expense for the three months ended June 30, 2007 or 2006.
Management and administrative support costs increased to $3.5 million for the three months ended June 30, 2007 from $3.3 million for the same period in the prior year. This increase resulted from executive termination costs of $0.8 million during the three months ended June 30, 2007 partially offset by a $0.6 million reduction in occupancy costs. The reduction in occupancy costs resulted from (1) 2006 including costs relating to our office relocation, which included a charge for the remaining lease obligation at our prior location as well as the costs of moving to our new location, and (2) our new office lease costs being less than our prior location.
Intangible asset amortization was $0.05 million for the three months ended June 30, 2007 compared to $0.27 million for the three months ended June 30, 2006. This decrease was due to certain intangible assets being full amortized as of December 31, 2006 as well as the impairment of certain other intangible assets as of December 31, 2006.
Operating Loss
Consolidated operating loss was $2.8 million for the three months ended June 30, 2007 compared to $1.0 million for the same period in the prior year. The increase in the operating loss mainly resulted from our decline in revenues and executive termination costs.
Other Income
Other income for the three months ended June 30, 2007 was $0.1 million, slightly higher than the same period in the prior year. This slight increase mainly resulted from higher interest rates year over year. Our cash and cash equivalents were primarily invested in overnight money market type accounts. Average interest rates were approximately 5.2 percent for the three months ended June 30, 2007 compared to approximately 4.8 percent during the same period in the prior year.
Income Tax Provision
We did not recognize an income tax benefit for the three months ended June 30, 2007 or 2006 since we have a full valuation allowance against our deferred taxes and we continue to provide a full valuation allowance for all tax benefits generated.

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Shares Outstanding
Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding increased to 2,542,000 from 2,507,000.
SIX MONTHS ENDED JUNE 30, 2007 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2006
Revenues
Consolidated revenues were $14.1 million for the six months ended June 30, 2007, a decrease of 40 percent from the same period in the prior year. Revenues before reimbursements decreased 41 percent to $12.4 million from $20.9 million. This decrease resulted from (1) the completion of as well as the reduction in some of our larger projects during 2006, and (2) the exiting from our PeopleSoft service offering during the third quarter of 2006. As our larger projects are completed or reduced, it is necessary for us to replace these projects with new projects for the same client or with projects from new clients. The replacement of these projects may not coincide directly with the completion or reduction of these projects. In addition, the size of our new projects may be smaller than the projects that have been replaced. Accordingly, our revenues may be subject to fluctuation and this could have a material adverse effect on our results of operations.
Costs and Expenses
Project personnel costs were $8.8 million for the six months ended June 30, 2007, a decrease of 23 percent from the same period in the prior year. This decrease was primarily due to a reduction in headcount for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, due to the our exit from our PeopleSoft service offering in the third quarter of 2006 as well as our efforts to align our headcount with lower revenues. In addition there was a reduction in the accrual for incentive compensation of $0.5 million for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. Project personnel costs as a percentage of revenues before reimbursements increased to 71 percent for the six months ended June 30, 2007 compared to 55 percent in the same period in the prior year as a result of a decrease in both utilization and average hourly billing rates. Utilization decreased to 64 percent from 72 percent and our average hourly billing rate declined by 7 percent to $149.
Other project expenses were $2.7 million for the six months ended June 30, 2007, a decrease of 39 percent from the same period in the prior year. Subcontractor costs decreased $1.8 million, due to reduced use of subcontractors as well as the completion of projects which required the use of subcontractors for certain specialized skills. In addition, hiring costs decreased $0.3 million. These decreases were partially offset by a $0.3 million increase in severance costs as we reduced headcount due to our revenue decline. Other project expenses as a percentage of revenues before reimbursements were 22 percent for the six months ended June 30, 2007 and 2006.
There was no bad debt expense for the six months ended June 30, 2007 or 2006.
Management and administrative support costs increased to $6.6 million for the six months ended June 30, 2007 from $6.1 million for the same period in the prior year. This increase is mainly the

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
result of severance costs of $1.1 million related to executive termination and other infrastructure personnel, partially offset by a $0.7 million decrease in occupancy costs due to the office relocation discussed earlier under the heading, “Three Months Ended June 30, 2007 Compared With Three Months Ended June 30, 2006.”
Intangible asset amortization was $0.1 million for the six months ended June 30, 2007 compared to $0.5 million for the six months ended June 30, 2006. This decrease was due to certain intangible assets being fully amortized as of December 31, 2006 as well as the impairment of certain other intangible assets as of December 31, 2006.
We recorded an intangible asset impairment charge of just over $0.1 million during the six months ended June 30, 2007 as a result of the termination of certain employees during the three months ended March 31, 2007.
Operating Loss
Consolidated operating loss was $6.0 million for the six months ended June 30, 2007 compared to $1.6 million for the same period in the prior year. The increase in the operating loss mainly resulted from our decline in revenues.
Other Income
Other income for the six months ended June 30, 2007 was $0.3 million, a slight decrease from the same period in the prior year. This decrease mainly resulted from lower cash balances year on year as well as the collection of our loan receivable, partially offset by higher average interest rates year on year. Our cash and cash equivalents were primarily invested in overnight money market type accounts. Average interest rates were approximately 5.2 percent for the six months ended June 30, 2007 compared to approximately 4.6 percent during the same period in the prior year.
Income Tax Provision
We did not recognize an income tax benefit for the six months ended June 30, 2007 or 2006 since we have a full valuation allowance against our deferred taxes and we continue to provide a full valuation allowance for all tax benefits generated.
Shares Outstanding
Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding increased to 2,528,000 from 2,446,000 mainly due to the 151,025 shares issued on March 15, 2006 as a result of the acquisition of the consulting assets of Charter.

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $1.0 million for the six months ended June 30, 2007 compared to $4.2 million for the six months ended June 30, 2006. Net cash used in operating activities for the six months ended June 30, 2007 includes the collection of a loan receivable in the amount of $3.4 million. Excluding collection of this loan receivable, cash used by operating activities was $4.4 million. Days sales outstanding improved by 7 days to 68 days at June 30, 2007 as compared to 75 days at June 30, 2006.
Estimated future cash commitments include various office facilities, property and office equipment under operating leases that expire at various dates; severance costs relating to restructuring and other charges; committed computer system costs; and an annual commitment for telecommunications. The Company has no guarantees of third party debt or any other off-balance sheet commitments as of June 30, 2007. A summary of our contractual obligations at June 30, 2007 is as follows:

	Payments Due By Period (In thousands)
	Remaining
	Quarters in
	2007	2008	2009	2010	Total
Operating leases	$160	$232	$198	$33	$623
Cash outlay for restructuring and other charges	178	—	—	—	178
Purchase obligations (net of restructuring and other charges)	173	84	27	—	284

Total	$511	$316	$225	$33	$1,085

Cash used in investing activities of $0.1 million represents expenditures for internal software applications. Net cash used in investing activities was $2.8 million during the six months ended June 30, 2006. We made cash payments of $2.4 million related to our acquisition of the consulting assets of Charter and the payment of liabilities assumed as part of this acquisition as well as a payment of $0.3 million related to the closure of the Charter office. Capital expenditures of less than $0.1 million represented software purchases.
Cash used in financing activities of $0.1 million during the six months ended June 30, 2007 represents payment of employee income tax related withholding obligations, in lieu of shares, for restricted stock units that vested during the period. There were no cash flows related to financing activities during the six months ended June 30, 2006.
Our cash and cash equivalents at June 30, 2007 were $12.3 million. Our investment policy is to maintain most of our cash and cash equivalents in highly liquid, large money market type funds. This policy exposes us to short-term interest rate fluctuations. Please see Part I, Item 3 – Quantitative and Qualitative Disclosure About Market Risk, for more information on the possible effect of interest rate fluctuations.

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
Operating results and liquidity, including our ability to raise additional capital if necessary, may be materially and adversely affected by lower demand for the Company’s services. In addition, a number of other factors, including general economic conditions, technological changes, competition and other factors affecting the information technology and consulting industry generally, and the suspension or cancellation of a large project could have an adverse effect on future results and liquidity. The aforementioned factors, as well as other factors, are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 under Part I, Item 1A - Risk Factors and this Quarterly Report on Form 10-Q for the period ended June 30, 2007 under Part II, Item 1A – Risk Factors.
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

TECHNOLOGY SOLUTIONS COMPANY
PART I. FINANCIAL INFORMATION
(Continued)
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK
TSC is exposed to interest rate fluctuations. Changes in interest rates affect interest income and expense on cash and cash equivalents. The Company’s cash and cash equivalents are primarily invested in overnight money market type accounts. Average interest rates were approximately 5.2 percent during the six months ended June 30, 2007 compared to 4.6 percent during the same period in the prior year and approximately 5.2 percent during the three months ended June 30, 2007 compared to 4.8 percent during the same period in the prior year. Based on the cash and cash equivalents balances as of June 30, 2007 and 2006, a hypothetical 1.00 percent increase in interest rates would have resulted in approximately $31 thousand and $33 thousand in additional net investment income during each of the quarters ended June 30, 2007 and 2006, respectively, and approximately $62 thousand and $66 thousand during each of the six months ended June 30, 2007 and 2006, respectively.
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
ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) STOCK REPURCHASES

			(c) Total number	(d) Maximum number of
			of shares	shares (or approximate
			purchased as	dollar value of shares)
	(a) Total number	(b) Average	part of publicly	that may yet be
	of shares	price paid per	announced plans	purchased under the
Period	purchased	share	or programs	plans or programs
April 1, 2007 — April 30, 2007	0	$—	0	234,360
May 1, 2007 — May 31, 2007	0	$—	0	234,360
June 1, 2007 — June 30, 2007	0	$—	0	234,360

Total	0	$—	0	234,360

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
None.
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

TECHNOLOGY SOLUTIONS COMPANY

Date: August 14, 2007	By:	/s/ SANDOR GROSZ Sandor Grosz
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)