Form 10-Q
period 2007-09-30
TECHNOLOGY SOLUTIONS COMPANY
filed 2007-11-14
CIK 877645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
Commission file number 0–19433
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of November 7, 2007 there were outstanding 2,544,712 shares of TSC Common Stock, par value $.01.

TECHNOLOGY SOLUTIONS COMPANY
Index to Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,742	$13,510
Receivables, less allowance for doubtful receivables of $10 and $66	4,926	7,655
Loan receivable	—	3,400
Other current assets	321	575

Total current assets	15,989	25,140
COMPUTERS, FURNITURE AND EQUIPMENT, NET	189	35
INTANGIBLE ASSETS, NET	567	867

Total assets	$16,745	$26,042

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,191	$1,642
Accrued compensation and related costs	3,838	3,727
Restructuring accruals	130	400
Other current liabilities	1,203	2,193

Total current liabilities	6,362	7,962

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; shares authorized — 10,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized — 20,000,000; shares issued — 2,677,452; shares outstanding 2,559,247 and 2,507,375	27	27
Capital in excess of par value	129,894	130,183
Accumulated deficit	(115,517)	(107,521)
Treasury stock, at cost, 118,205 and 170,077 shares	(4,231)	(4,819)
Accumulated other comprehensive income:
Cumulative translation adjustment	210	210

Total stockholders’ equity	10,383	18,080

Total liabilities and stockholders’ equity	$16,745	$26,042

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
REVENUES:
Revenues before reimbursements	$5,545	$8,743	$17,938	$29,661
Reimbursements	699	1,290	2,432	4,032

Total Revenues	6,244	10,033	20,370	33,693

COSTS AND EXPENSES:
Project personnel	4,185	6,139	12,997	17,543
Other project expenses	978	2,334	3,716	6,842
Reimbursable expenses	699	1,290	2,432	4,032

Cost of Services	5,862	9,763	19,145	28,417
Management and administrative support	2,725	2,687	9,367	8,812
Intangible asset amortization	49	260	156	736
Intangible asset impairment	—	—	143	—

Total Costs and Expenses	8,636	12,710	28,811	37,965

OPERATING LOSS	(2,392)	(2,677)	(8,441)	(4,272)

OTHER INCOME:
Net investment income	126	335	446	710

LOSS BEFORE INCOME TAXES	(2,266)	(2,342)	(7,995)	(3,562)

INCOME TAX PROVISION	—	—	—	—

NET LOSS	$(2,266)	$(2,342)	$(7,995)	$(3,562)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.89)	$(0.93)	$(3.15)	$(1.44)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,548	2,507	2,534	2,467

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the
	Nine Months Ended
	September 30,
	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,995)	$(3,562)

Adjustments to reconcile net loss to net cash from operating activities:
Intangible asset impairment	143	—
Depreciation and amortization	190	816
Non-cash stock compensation	446	589

Changes in assets and liabilities:
Receivables	2,729	(731)
Loan receivable	3,400	—
Other current assets	254	(260)
Accounts payable	(451)	307
Accrued compensation and related costs	111	646
Restructuring accruals	(270)	(911)
Other current liabilities	(990)	145
Other assets	—	2

Net cash used in operating activities	(2,433)	(2,959)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net assets of acquired businesses, net of cash	—	(2,734)
Capital expenditures	(187)	(30)

Net cash used in investing activities	(187)	(2,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of employee payroll taxes in lieu of shares for vested restricted stock units	(148)	—

Net cash used in financing activities	(148)	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(85)

DECREASE IN CASH AND CASH EQUIVALENTS	(2,768)	(5,808)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,510	20,135

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,742	$14,327

SUPPLEMENTAL DISCLOSURES:
Noncash investing activities:
Common stock issued for acquisition activity	$—	$1,400
The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(In thousands, except share and per share data)
NOTE 1 — BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Technology Solutions Company and its subsidiaries (“TSC” or the “Company”). The consolidated balance sheet as of September 30, 2007, the consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 and the consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2007 and for all periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the United States Securities and Exchange Commission (“SEC”) on March 23, 2007.
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
NOTE 5 — STOCK-BASED COMPENSATION
Stock based compensation expense of $446 for the nine months ended September 30, 2007 includes $173 related to the vesting of restricted stock units in connection with the departure of certain executive officers.
NOTE 6 — CAPITAL STOCK
During the nine months ended September 30, 2007, the Company issued 51,872 shares from Treasury Stock related to the vesting of restricted stock units.
The Company has a stock repurchase program, which allows for share repurchases of up to 576,266 shares of outstanding Company common stock (the “Repurchase Program”). During the nine months ended September 30, 2007 and 2006, the Company did not repurchase any shares. The Company has repurchased an aggregate total of 341,906 shares since the inception of this Repurchase Program in September 2000. As of September 30, 2007, there were 234,360 shares available to be repurchased under the Repurchase Program.
The timing and size of any future stock repurchases are subject to market conditions, stock prices, the Company’s cash position and other cash requirements.

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)
NOTE 7 — LOSS PER COMMON SHARE
The Company discloses basic and diluted loss per share in the consolidated statements of operations under the provisions of SFAS No. 128, “Earnings Per Share.” Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during each period presented, plus the dilutive effect of common equivalent shares arising from the assumed exercise of stock options using the treasury stock method. Common equivalent shares of 88,546 and 124,666 for the three and nine months ended September 30, 2007 and common equivalent shares of 211,256 and 131,866 for the three and nine months ended September 30, 2006 were not included in the diluted loss per share calculation as they were antidilutive. Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during each period presented.
Reconciliation of basic and diluted loss per share for the three months ended:

	September 30, 2007			September 30, 2006
		Shares	Per		Shares	Per
	Net	(In	Common	Net	(In	Common
	Loss	Thousands)	Share	Loss	Thousands)	Share
Basic loss per share	$(2,266)	2,548	$(0.89)	$(2,342)	2,507	$(0.93)
Effect of common equivalent shares	—	—	—	—	—	—

Diluted loss per share	$(2,266)	2,548	$(0.89)	$(2,342)	2,507	$(0.93)

Reconciliation of basic and diluted loss per share for the nine months ended:

	September 30, 2007			September 30, 2006
		Shares	Per		Shares	Per
	Net	(In	Common	Net	(In	Common
	Loss	Thousands)	Share	Loss	Thousands)	Share
Basic loss per share	$(7,995)	2,534	$(3.15)	$(3,562)	2,467	$(1.44)
Effect of stock options	—	—	—	—	—	—

Diluted loss per share	$(7,995)	2,534	$(3.15)	$(3,562)	2,467	$(1.44)

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)
NOTE 8 — INTANGIBLE ASSETS, NET
The changes in the carrying amount of net intangible assets for the nine months ended September 30, 2007, were as follows:

		Non-
	Customer	compete	Other	Trade
	Related	Agreements	Agreements	Name	Total
Balance as of December 31, 2006	$283	$100	$215	$269	$867
Amortization	(96)	(41)	(20)	—	(157)
Impairment loss	—	—	(143)	—	(143)

Balance as of September 30, 2007	$187	$59	$52	$269	$567

The Charter Consulting, Inc. (“Charter”)” trade name, with a carrying amount of $269, has an indefinite life. The Company’s intangible assets are reviewed at least annually for impairment or if an event occurs or circumstances change that may reduce the fair value of the acquisition below its book value in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company recorded a $143 impairment charge during the quarter ended March 31, 2007 related to the intangible asset resulting from the March 15, 2006 acquisition of the consulting assets of Charter. This impairment arose as a result of the termination of certain Charter employees.
NOTE 9 — OTHER EVENTS
On December 5, 2005, the Company’s Chief Executive Officer resigned and the Company’s Lead Director was named Chairman and Acting Chief Executive Officer. In addition, on December 15, 2005, the Company implemented initiatives to further reduce costs. These cost reductions included headcount reductions, reduction in office space to reflect current needs and the termination of a contract with a vendor. As a result of these events, the Company recorded restructuring and other charges of $1,158 during the quarter ended December 31, 2005. This charge included $438 in severance pay for the former Chief Executive Officer and $720 in headcount reductions of client officers and corporate staff, reduction in office space to reflect current needs, and the termination of a contract with a vendor. As of September 30, 2007 there was an accrual balance of $45. The Company expects to utilize the balance in 2007. The following table provides the components of this charge.

				Balance as of
Restructuring and Other Charges –		Cash(1)	Non-cash	September 30,
Q4 2005	Charge	Payments	Usage	2007
Former CEO severance costs	$438	$393	$—	$45
Severance costs (9 employees)	340	340	—	—
Office reduction	273	273	—	—
Other costs	107	107	—	—

Total	$1,158	$1,113	$—	$45

(1)	Net cash payments totaling $252 were made during the nine months ended September 30, 2007.

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(Continued)
During the quarter ended September 30, 2005, the Company recorded $1,687 in restructuring and other charges as a result of a strategic realignment and the related cost reductions. This charge consisted of the severance costs of professional personnel, office closures and other costs. During the quarter ended December 31, 2005, the Company reversed $113 of this charge mainly due to more favorable sublease terms for one of the closed offices. As of September 30, 2007, there was an accrual balance of $83. The Company expects to utilize the balance in 2007. The following table provides the components of this charge.

				Balance as of
Restructuring and Other Charges – Q2 2005	Charge	Cash(2) Payments	Non-cash Usage	September 30, 2007
Severance costs (23 employees)	$1,173	$1,111	$—	$62
Office closures	511	333	45	133
Other costs	3	2	—	1

Total original charge	1,687	1,446	45	196
Q4 2005 adjustment	(113)	—	—	(113)

Total	$1,574	$1,446	$45	$83

(2)	Net cash payments totaling $20 were made during the nine months ended September 30, 2007.

TECHNOLOGY SOLUTIONS COMPANY
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
OVERVIEW
Technology Solutions Company (“TSC,” the “Company” or “we”) is a business solutions provider. We partner with our clients to expose and leverage opportunities to create, measure and sustain the delivery of value to our clients’ customers. We serve targeted industries, including Healthcare, Manufacturing, and Financial Services.
We have incurred operating losses since 2003. Beginning in mid-2003 and continuing through most of 2005, we invested in a range of specialty services and increased our vertical industry and competency groups. In 2006, we streamlined our service offerings to focus on enterprise applications, customer relationship management and digital healthcare services. In addition, we provide our process adoption and training service, which underlies our offerings, and facilitates change management and knowledge transfer throughout our service offerings. In December 2006, Milton G. Silva-Craig was appointed our President and Chief Executive Officer and a Director of the Company. With his leadership and after a strategic review, we are focusing on providing business solutions – products and services — to the targeted industries we serve. Our business is now focused on the mid-size business, providing business solutions that identify and realize value for our customers. In addition, we are investing in the packaging of our service offerings as well as the development of new product offerings to complement these services.
The results of our operations are affected by general economic conditions, as well as the level of economic activity and changes in the industries that we serve. Our business is also driven by the pace of business and technological change, our ability to differentiate ourselves from our competitors through specialty services that address targeted industry and business concerns, and the type and level of spending by our clients in the areas in which we provide services. Many factors can result in a deferral, reduction or cancellation of services requested by our prospective or current clients, including budget constraints, economic conditions and perceived project progress, success or value. Additionally, we are in the process of transitioning our business service offerings, and no assurance can be given that they will gain acceptance with our existing or prospective clients.
Project personnel costs constitute the majority of our operating costs. Since project personnel costs are primarily driven by the cost of billable personnel, mainly compensation and benefits, maintaining these costs at a reasonable and predictable percentage of revenue is critical to our financial performance. Project personnel costs as a percentage of revenues are driven by utilization and average hourly billing rates. Utilization represents the percentage of time our billable professionals, excluding non-billable hours for paid holidays and time off, spend on billable work. It is our strategy to try to match our project personnel supply with demand. At times, this requires us to reduce headcount and reassign employees to other active projects when they are no longer needed on a particular project. However, because of the mix of skills needed and project durations, implementation of this strategy may be delayed at times. Accordingly, any decline in revenues without a corresponding and timely reduction in staffing, or a staffing increase that is not accompanied by a corresponding increase in revenues, would have an adverse effect, which could be material, on our business, operating results and financial condition.

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
REVENUES
For presentation purposes, we show two components of revenues: 1) revenues before reimbursements, which consist of revenue for performing services; and 2) reimbursements, consisting of reimbursements we receive from clients for out-of-pocket expenses incurred. We believe revenues before reimbursements is a more meaningful representation of our economic activity since it excludes pass-through, zero-margin expense reimbursements.
COSTS AND EXPENSES
Project Personnel
Project personnel costs consist primarily of professional salaries, benefits and incentive compensation.
Other Project Expenses
Other project expenses consist of the cost for subcontractors hired for use on our client projects and billed to our clients; employee termination costs; and non-reimbursable expenses incurred for client projects and business development. Non-reimbursable expenses include recruiting fees, certain selling expenses and personnel training.
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
Revenue Recognition
We derive our revenues from information technology and business services. Our services are contracted on either a time and materials or a fixed price basis. For our time and materials contracts, we recognize revenues as work is performed, primarily based on hourly billing rates. For our fixed price contracts, we recognize revenues based on services performed with performance generally assessed on the ratio of hours incurred to date compared to the total estimated hours over the entire life of the contract. Revenues are subject to revision as the contract progresses to completion. Any revisions in the estimate are charged or credited to operations in the period in which the facts that give rise to the revision become known. Contracts are performed in phases. Losses on contracts, if any, are reserved in full when determined. Contract losses are determined by the amount by which the estimated cost of the contract exceeds the estimated total revenues that will be generated by the contract. Extended support revenues are recognized as services are rendered.
Allowance for Doubtful Receivables
An allowance for doubtful receivables is maintained for potential credit losses. When evaluating the adequacy of our allowance for doubtful receivables, management specifically analyzes accounts receivable on a client-by-client basis, including customer creditworthiness and current economic trends, and records any necessary bad debt expense based on the best estimate of the facts known to date. Should the facts regarding the collectability of receivables change, the resulting change in the allowance would be charged or credited to income in the period such determination is made. Such a change could materially impact our financial position and results of operations.

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
Restructuring and Other Charges
When industry and market conditions dictate, we realign our business and record accruals for restructuring and other charges as necessary. These charges mainly relate to severance costs, office reductions and closures, asset write-offs and other costs. The office space reductions, office closures and associated contractual lease obligations are based in part on assumptions and estimates of the timing and amount of sublease rentals. To the extent estimates of the success of our sublease efforts change in the future, adjustments increasing or decreasing the related accruals will be recognized. The severance costs represent amounts for identified employees and the asset write-offs are determined when the charge is made. The severance costs and asset write- offs are not subject to significant revisions.

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2006
Revenues
Consolidated revenues were $6.2 million for the three months ended September 30, 2007, a decrease of 38 percent from the same period in 2006. Revenues before reimbursements of $5.5 million decreased 37 percent from the $8.7 million realized in the third quarter of 2006. The decrease resulted from (1) the completion of, as well as, the reduction in the scope of some of our larger projects during 2006, and (2) the exiting from our PeopleSoft service offering during the third quarter of 2006. As our larger projects are completed or reduced, it is necessary for us to replace these projects with new projects for either the same client or with projects from other clients. The replacement of these projects with new ones may not coincide with the completion or reduction of the original projects. In addition, the size and contract value of new projects may be smaller than the projects that have been replaced. Accordingly, our revenues may be subject to fluctuation, which could have a material adverse effect on our results of operations.
During the three months ended September 30, 2007, three clients each accounted for more than 10 percent each of our revenues before reimbursements (Electro-Motive Diesel, Inc. (“EMD”) – 19 percent, Tenet Healthcare Corporation – 17 percent and DBT, Inc. – 11 percent). The cancellation or significant reduction in the use of services by these major clients could have a material adverse effect on our results of operations. During the three months ended September 30, 2006, two clients each accounted for more than 10 percent of revenues before reimbursements (EMD – 35 percent and Motorola, Inc. – 15 percent). For our client EMD, in the fourth quarter of 2006, we completed the major component of a systems installation and, as a result, the scope of our services have been reduced. In addition, our extended support services, which bill at a lower rate than our system installation services, have become a larger portion of the services we provide to this client. In terms of client concentration, during the three months ended September 30, 2007, our top three and top five clients accounted for 47 percent and 60 percent of revenues before reimbursements, respectively, compared to 55 percent and 59 percent for these same categories for the three months ended September 30, 2006. Accordingly, as a result of this client concentration, changes in spending by our significant clients as well as our ability to replace these clients or projects when completed may result in fluctuations in revenue and profitability.
Costs and Expenses
Project personnel costs were $4.2 million for the three months ended September 30, 2007, a decrease of 32 percent from the same period in the prior year. The decrease was due, primarily, to the reduction in headcount for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, as we exited from our PeopleSoft service offering in the third quarter of 2006, as well as our efforts to align our headcount with lower revenues. Utilization increased to 69 percent from 66 percent in the third quarter of 2007 compared to the third quarter of 2006 primarily due to the headcount reductions made in the third quarter of 2006. In addition, our average billing rate was $146 for the third quarter of 2007 compared to $148 for the third quarter of 2006.

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Other project expenses were $1.0 million for the three months ended September 30, 2007, a decrease of 58 percent from the same period in the prior year. Subcontractor costs, a major component of other project expenses, declined due to the completion of several projects for engaged subcontractors for certain specialized skills.
Project personnel costs and other project expenses combined as a percentage of revenues before reimbursements decreased to 93% in the third quarter of 2007 from 97% in the third quarter of 2006, as both the use of subcontractors and our headcount declined.
There was no bad debt expense for the three months ended September 30, 2007 or 2006.
Management and administrative support costs of $2.7 million for the third quarter of 2007 was equal to $2.7 million for the same period in the prior year. The amount of management and administrative support costs for the quarter ended September 30, 2007 was affected by: (1) the incurrence of $0.4 million severance and related expenses; (2) the investment in product development and branding of $0.3 million; and (3) $0.2 million in costs related to the installation of infrastructure systems. If these one-time, non-recurring amounts had not been incurred, management and administrative support costs would have declined by $0.9 million or 33% from the $2.7 million for the same period in 2006.
Intangible asset amortization was $0.1 million for the three months ended September 30, 2007 compared to $0.3 million for the three months ended September 30, 2006. This decrease is due to certain intangible assets being full amortized as of December 31, 2006 as well as the impairment of certain other intangible assets as of December 31, 2006 and March 31, 2007.
Operating Loss
Consolidated operating loss of $2.4 million for the three months ended September 30, 2007 was $0.4 million, or 15%, better than the operating loss of $2.7 million for the same period in 2006.
Other Income
Other income for the three months ended September 30, 2007 was $0.1 million as compared to $0.3 million for the same period in the prior year. This decrease was due mostly to our decreasing cash balance and the resulting decrease in investment income.
Income Tax Provision
We did not recognize an income tax benefit for the three months ended September 30, 2007 or 2006 since we have a full valuation allowance against our deferred taxes and we continue to provide a full valuation allowance for all tax benefits generated.

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Shares Outstanding
Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding increased to 2,548,000 from 2,542,000.
NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2006
Revenues
Consolidated revenues were $20.4 million for the nine months ended September 30, 2007, a decrease of 40 percent from the same period in the prior year. Revenues before reimbursements decreased 40 percent to $17.9 million from $29.7 million. This decrease resulted from (1) the completion of, as well as, the reduction in the scope of some of our larger projects during 2006, and (2) the exiting from our PeopleSoft service offering during the third quarter of 2006. As our larger projects are completed or reduced, it is necessary for us to replace these projects with new projects for the same client or with projects from new clients. The replacement of these projects may not coincide directly with the completion or reduction of these projects. In addition, the size of our new projects may be smaller than the projects that have been replaced. Accordingly, our revenues may be subject to fluctuation and this could have a material adverse effect on our results of operations.
Costs and Expenses
Project personnel costs were $13.0 million for the nine months ended September 30, 2007, a decrease of 26 percent from the same period in the prior year. This decrease was primarily due to a reduction in headcount for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, due to the our exit from our PeopleSoft service offering in the third quarter of 2006 as well as our efforts to align our headcount with lower revenues.
Other project expenses were $3.7 million for the nine months ended September 30, 2007, a decrease of 46 percent from the same period in the prior year. Costs incurred by subcontractors were reduced due to the completion of several projects for engaged subcontractors for certain specialized skills.
Project personnel costs and other project expenses on a combined basis increased from 82% of revenue before reimbursements for the nine months ended September 30, 2006 to 93% of revenue before reimbursements for the same period in 2007, due to: (1) our exiting of the PeopleSoft service business in 2006; (2) our change in revenue mix to lower margin extended support services projects from the higher margin systems installation projects during 2007; and (3) the decrease in utilization to 66 percent in 2007 from 69 percent in 2006.
There was no bad debt expense for the nine months ended September 30, 2007 or 2006.

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Management and administrative support costs increased to $9.4 million for the nine months ended September 30, 2007 from $8.8 million for the same period in the prior year. This increase is due to: (1) severance costs of $1.5 million related to executive termination and other infrastructure personnel; (2) the investment made in product development of $0.6 million; and (3) the installation costs for new infrastructure software systems of $0.3 million, partially offset by $0.7 million decrease in occupancy costs that resulted from the home office relocation that occurred in 2006.
Intangible asset amortization was $0.2 million for the nine months ended September 30, 2007 compared to $0.7 million for the nine months ended September 30, 2006. This decrease was due to certain intangible assets being fully amortized as of December 31, 2006 as well as the impairment of certain other intangible assets as of December 31, 2006.
We recorded an intangible asset impairment charge of just over $0.1 million during the nine months ended September 30, 2007 as a result of the termination of certain employees during the three months ended March 31, 2007.
Operating Loss
Consolidated operating loss was $8.4 million for the nine months ended September 30, 2007 compared to $4.3 million for the same period in the prior year. The increase in the operating loss mainly resulted from our decline in revenues.
Other Income
Other income for the nine months ended September 30, 2007 was $0.4 million as compared to $0.7 million for the same period in the prior year. This decrease mainly resulted from the collection of our loan receivable as well as lower cash balances year over year. Our cash and cash equivalents were primarily invested in overnight money market type accounts.
Income Tax Provision
We did not recognize an income tax benefit for the nine months ended September 30, 2007 or 2006 since we have a full valuation allowance against our deferred taxes and we continue to provide a full valuation allowance for all tax benefits generated.
Shares Outstanding
Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding increased to 2,534,000 from 2,467,000 mainly due to the 151,025 shares issued on March 15, 2006 as a result of the acquisition of the consulting assets of Charter.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $2.4 million for the nine months ended September 30, 2007 compared to $3.0 million for the nine months ended September 30, 2006. Net cash used in operating activities for the nine months ended September 30, 2007 includes the collection of a loan receivable in the amount of $3.4 million. Excluding collection of this loan receivable, cash used by operating activities was $5.8 million. Days sales outstanding remained at 71 days at September 30, 2007, the same level as the period ending September 30, 2006.

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Estimated future cash commitments include various office facilities, property and office equipment under operating leases that expire at various dates; severance costs relating to restructuring and other charges; committed computer system costs; and an annual commitment for telecommunications. The Company has no guarantees of third party debt or any other off-balance sheet commitments as of September 30, 2007. A summary of our contractual obligations at September 30, 2007 is as follows:

	Payments Due By Period (In thousands)
	Remaining
	Quarter in
	2007	2008	2009	2010	Total
Operating leases	$80	$232	$198	$33	$543
Cash outlay for restructuring and other charges	128	—	—	—	128
Purchase obligations (net of restructuring and other charges)	73	84	27	—	184

Total	$281	$316	$225	$33	$855

Cash used in investing activities for the nine months ended September 30, 2007 of $0.2 million represents expenditures made for internal software applications. Net cash used in investing activities was $2.8 million during the nine months ended September 30, 2006, of which $2.4 million related to our acquisition of the consulting assets of Charter and the payment of liabilities assumed as part of this acquisition as well as a payment of $0.3 million related to the closure of the Charter office. Capital expenditures of less than $0.1 million represented software purchases.
Cash used in financing activities of $0.1 million during the nine months ended September 30, 2007 represents payment of employee income tax related withholding obligations, in lieu of shares, for restricted stock units that vested during the period. There were no cash flows related to financing activities during the nine months ended September 30, 2006.
Our cash and cash equivalents at September 30, 2007 were $10.7 million. Our investment policy is to maintain most of our cash and cash equivalents in highly liquid, large money market type funds. This policy exposes us to short-term interest rate fluctuations. Please see Part I, Item 3 – Quantitative and Qualitative Disclosure About Market Risk, for more information on the possible effect of interest rate fluctuations.
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

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Operating results and liquidity, including our ability to raise additional capital if necessary, may be materially and adversely affected by lower demand for the Company’s services. In addition, a number of other factors, including general economic conditions, technological changes, competition and other factors affecting the information technology and consulting industry generally, and the suspension or cancellation of a large project could have an adverse effect on future results and liquidity. The aforementioned factors, as well as other factors, are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 under Part I, Item 1A - Risk Factors and this Quarterly Report on Form 10-Q for the period ended September 30, 2007 under Part II, Item 1A – Risk Factors.
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
ASSUMPTIONS UNDERLYING CERTAIN FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This Form 10-Q contains certain forward-looking statements concerning our financial position, results of operations, cash flows, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions. These forward-looking statements involve significant risks and uncertainties.

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

TECHNOLOGY SOLUTIONS COMPANY
PART I. FINANCIAL INFORMATION
(Continued)
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
TSC is exposed to interest rate fluctuations. Changes in interest rates affect interest income and expense on cash and cash equivalents. The Company’s cash and cash equivalents are primarily invested in overnight money market type accounts. Average interest rates were approximately 5.3 percent during the nine months ended September 30, 2007 compared to 4.8 percent during the same period in the prior year and approximately 5.3 percent during the three months ended September 30, 2007 compared to 5.2 percent during the same period in the prior year. Based on the cash and cash equivalents balances as of September 30, 2007 and 2006, a hypothetical 1.00 percent increase in interest rates would have resulted in approximately $27 thousand and $36 thousand in additional net investment income during each of the quarters ended September 30, 2007 and 2006, respectively, and approximately $81 thousand and $107 thousand during each of the nine months ended September 30, 2007 and 2006, respectively.
The financial statements of the Company’s non-U.S. subsidiaries are re-measured into U.S. dollars using the local currency as the functional currency. The market risk associated with the foreign currency exchange rates is not material in relation to the Company’s consolidated financial position, results of operations or cash flows. The Company does not have any significant accounts payable, account receivable or commitments in a currency other than that of the reporting unit’s functional currency. The Company does not utilize derivative financial instruments to manage the exposure in non-U.S. operations.
ITEM 4—CONTROLS AND PROCEDURES
The management of the Company, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that all material information relating to the Company that is required to be included in the reports that the Company files with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting that were identified during the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) STOCK REPURCHASES

			(c) Total number	(d) Maximum number of
			of shares	shares (or approximate
			purchased as part	dollar value of shares)
	(a) Total number	(b) Average	of publicly	that may yet be
	of shares	price paid per	announced plans	purchased under the
Period	purchased	share	or programs	plans or programs
July 1, 2007 – July 31, 2007	0	$—	0	234,360

August 1, 2007 – August 31, 2007	0	$—	0	234,360

September 1, 2007 – September 30, 2007	0	$—	0	234,360

Total	0	$—	0	234,360

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
PART II. OTHER INFORMATION — (Continued)
ITEM 3—DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5—OTHER INFORMATION
None.
ITEM 6—EXHIBITS

Exhibit #	Description of Document

10.1*	Chairman of the Board Bonus Compensation Plan

10.2*	Employment Agreement, dated September 24, 2007, by and between the Company and Timothy G. Rogers

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY SOLUTIONS COMPANY

Date: November 14, 2007	By:	/s/ TIMOTHY G. ROGERS

Timothy G. Rogers
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

EXHIBITS

Exhibit #	Description of Document

10.1*	Chairman of the Board Bonus Compensation Plan

10.2*	Employment Agreement, dated September 24, 2007, by and between the Company and Timothy G. Rogers

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith