Form 10-K
period 2007-12-31
TECHNOLOGY SOLUTIONS COMPANY
filed 2008-03-31
CIK 877645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2007
Commission file number 0 - 19433
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
Preferred Stock Purchase Rights
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting stock held by nonaffiliates of the registrant (based upon the per share closing price of $6.67 on June 30, 2007, and, for the purpose of this calculation only, the assumption that all of registrant’s directors and executive officers are affiliates) was approximately $15,490,000.
The number of shares outstanding of the registrant’s Common Stock, $.01 par value per share, as of March 13, 2008 was 2,559,247.
Documents Incorporated by Reference:
Information required by Part III (Items 10, 11, 12, 13 and 14) of this document is incorporated by reference to certain portions of registrant’s definitive Proxy Statement distributed in connection with its 2008 Annual Meeting of Stockholders.

TECHNOLOGY SOLUTIONS COMPANY
FORM 10-K

Page i

Technology Solutions Company
PART I.
ITEM 1. BUSINESS.
Introduction
Technology Solutions Company (“TSC”) is a products and services firm providing business solutions to targeted industries, including Healthcare and Manufacturing. TSC’s business solutions enable organizations to create, deliver and sustain customer value.
TSC delivers industry leading solutions and rapid results by leveraging seasoned teams, deep industry expertise and best practice know-how, combined with unique intellectual property and technology implementation skills. TSC maintains high client satisfaction levels and long term relationships based on our collaborative approach and Quality Assurance program.
As used herein, the terms “TSC,” “Company,” “we” or “us” unless the context otherwise clearly requires, refer to Technology Solutions Company and its subsidiaries. TSC trades on the Nasdaq Global Market® under the symbol “TSCC.” TSC is incorporated under the laws of the state of Delaware and operates within one reportable business segment. This report discusses the twelve months ended December 31, 2007. TSC’s principal executive office is located in Chicago, Illinois.
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

Business Solution Offerings and Services
TSC brings specialized business solutions to the key processes and operations at the heart of successful organizations. Our assessment process evaluates and identifies opportunities to create value at all points across the enterprise, reducing inefficiencies and improving customer experience. In healthcare, our digital imaging capabilities and expertise help healthcare providers optimize workflow, reduce the high recurring expense of film and ensure that disparate clinical information systems communicate across the enterprise. Our strategy and adoption services are a common thread across our targeted industries by helping organizations through the change transformation process. While TSC client engagements generally begin with our business strategy and assessment services, our capabilities, processes and solutions span the entire delivery process and extend, unlike many solution providers, to post delivery value-measurement – a unique and differentiated capability.
For our targeted industries, TSC provides end-to-end solutions by utilizing experienced, collaborative teams, who focus on speed-to-value, helping clients deploy business, process and technology innovations.
Acquisitions
On March 15, 2006, TSC acquired the consulting assets of Charter Consulting, Inc., which helped position TSC to provide enhanced consulting value in the area of customer value creation and operational effectiveness.
Clients
TSC’s business is primarily focused on the commercial market, serving clients based in the United States, but also supports global deployments for companies with international operations. TSC’s typical clients are companies with between $250 million to $2 billion in annual revenue or similar sized divisions of larger corporations. In addition, hospitals and hospital chains represent a growing market segment we serve. Our top client, Electro-Motive Diesel, Inc., represented 22%, 34% and 17% of revenues before reimbursements during 2007, 2006 and 2005, respectively.
Competition
The business solutions/services market is highly competitive from both a services and products standpoint. Market needs and buying trends are constantly changing due to globalization, rapid evolution of business process best practices, outsourcing technology advances and other influences. TSC’s revenue is primarily derived from companies who are leaders in their industries and healthcare providers. Both attract vigorous competition by solutions providers and consultants. TSC seeks to minimize such competition by providing unique business solutions in specialized markets where it can differentiate itself.
TSC’s competitors include international, national and regional consulting and implementation firms, hardware and software solution providers with professional services divisions, and IT contract programming companies (including offshore groups). TSC also competes with clients’ internal IT resources. Many of TSC’s competitors have significantly greater financial, technical and marketing resources as well as greater brand recognition.

Competition remains intense as a result of both economic and market pressures. Clients continue to try to minimize costs, negotiate lower prices or perform IT services in-house.
Competitive Differentiation
TSC believes that it differentiates itself from its competitors in four key areas:
•	Intellectual capital, innovation and execution: TSC turns ideas into real-world packaged, value-add business strategies and processes for its clients. TSC’s industry, process and technology experts drive the development of innovative services to enhance our clients’ business and IT operations. TSC’s consulting staff utilizes continuous peer knowledge exchange to share best practices from current projects and from strategic relationships with software and technology providers. Additionally, TSC built two software applications in 2007 – a real-time, operational intelligence visualization dashboard for hospitals, and a data management solution for migrating legacy medical image data into new, enterprise systems – which in addition to our consulting services, provides for a basis of intellectual property forming the foundation of TSC’s value-added services, tools and methodologies.

•	Experience-based delivery model: Our consultants plan, design and implement business solutions for our clients based on a deep understanding of industry processes and best practices, combined with expertise in current technologies and applications. We leverage the capabilities and best-practices from our diverse, specialized markets to bring our customers unique and differentiated solutions. Led by senior-level professionals with both industry and consulting experience, we strive to provide demonstrable and tangible value creation for our customers.

•	Highly skilled, results-driven engagement teams: TSC has produced measurable benefits for our clients over the years through experienced consulting professionals; the use of proprietary implementation tools; the ability to apply new technologies and innovative business solutions; a flat project staffing model of more experienced personnel and fewer total personnel per project; and the quality of its work product.

•	Objective advisor: TSC works with a variety of vendors to shape and implement our solution offerings and can provide clients with objective advice in areas of applications, tools and technology.
Business Development
TSC employs several primary revenue generation approaches, including: (1) direct selling efforts of its business development professionals; (2) direct marketing and lead-generating programs; (3) leveraging large, channel partners who can promote and sell our offerings; and (4) personal relationships cultivated by its Senior Vice-Presidents, Vice-Presidents and delivery personnel.
Strategic Relationships
TSC has strategic relationships with software and technology providers which complement and support our service offerings, such as SAP®, the world’s leader in ERP solutions. TSC enters into these relationships to provide integrated, high-value solutions to clients and to leverage joint business development opportunities. TSC’s relationships are non-exclusive.

International
TSC had limited international operations in 2007, 2006 and 2005. International operations, which represented less than one percent of overall revenues during this timeframe (see Note 14 in “Notes to Consolidated Financial Statements”), were in Canada.
Personnel
As of December 31, 2007, TSC had a total professional staff of 87 (excluding Infrastructure, which is discussed below). The following table summarizes, as of December 31, 2007, the experience levels of TSC’s professional staff (excluding sales and marketing personnel).

		Average Relevant Experience (Years)
	% of
Level	Total	Consulting	Industry	Total Years
Senior Vice Presidents	4%	16	11	27
Vice Presidents	16%	10	10	20
Managers	35%	10	12	22
Leads	31%	7	11	18
Analysts	14%	6	6	12
Infrastructure
As of December 31, 2007, TSC had a staff of 12 individuals who comprised the corporate infrastructure support function. The services provided by infrastructure include: senior corporate management; accounting, finance and financial reporting; tax; legal; treasury; human resources, recruiting and employee benefits; marketing; public and investor relations; internal communications; internal technology applications; product development; staffing of our project personnel; management of new business opportunities; planning; quality assurance; and risk management.
Intellectual Property Rights
Most of TSC’s professional services contracts require that TSC grant proprietary and intellectual property rights with respect to the work product resulting from TSC’s performance of services to the client. Each grant of proprietary and intellectual property rights limits TSC’s ability to reuse certain work product with other clients.
With respect to the recently developed software applications, TSC maintains all intellectual property rights. To protect its proprietary information, TSC relies upon a combination of trade secrets and common law, employee nondisclosure policies and third party confidentiality agreements. However, there can be no assurance that any of these steps taken by TSC will be adequate to deter misappropriation of its specialized expertise and methodologies.
Although TSC believes that its services and products do not infringe on the intellectual property rights of others, there can be no assurance that infringement claims will not be asserted against TSC in the future.

Executive Officers of the Registrant
The executive officers of TSC are as follows:

Milton G. Silva-Craig	Chief Executive Officer and President
Timothy G. Rogers	Sr. Vice President and Chief Financial Officer
Milton G. Silva-Craig, age 40, has been Chief Executive Officer and President and a Director of TSC since December 2006. Prior to joining TSC, Mr. Silva-Craig served as President from June 2004 to March 2006 and Chief Operating Officer from March 2001 to March 2006 of Emageon, Inc., a leading provider of multi-specialty tools for physicians and healthcare professionals. Prior to joining Emageon, Mr. Silva-Craig served at General Electric from 1993 to 2001, running business units in e-Commerce, ASP hosting and digital imaging.
Timothy G. Rogers, age 46, has been the Chief Financial Officer of TSC since September 25, 2007. Prior to joining TSC, Mr. Rogers co-founded a healthcare service organization, where he served as Chief Financial Officer from 2004 until its sale in 2007. From 2001 to 2004, Mr. Rogers served as the Chief Financial Officer for Ortho-Rehab, Inc., a provider of medical products for the rehabilitation market. From 1998 to 2001, Mr. Rogers was the Vice President – Controller for Option Care, Inc., the nation’s largest intravenous healthcare franchisor. In addition, Mr. Rogers has served in various financial positions of increasing responsibility for service and product organizations. Mr. Rogers began his career as an auditor with Arthur Andersen, LLP. He is a Certified Public Accountant.
Available Information
TSC maintains an Internet web site at http://www.techsol.com that includes a hypertext link to the Securities and Exchange Commission’s (SEC) web site where TSC’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time that they are filed with or furnished to the SEC. The contents of our website are not incorporated herein by reference.
ITEM 1A. RISK FACTORS.
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
We are subject to numerous risks currently affecting our business.
We are currently subject to many risks, including, without limitation:
•	our ability to manage decreased revenue levels;

•	our need to attract new business, new clients and to increase revenues;

•	our ability to manage declining cash position;

•	our ability to manage costs and headcount relative to expected revenues;

•	our ability to successfully introduce new product and service offerings;

•	our dependence on a limited number of clients for a large portion of our revenue;

•	the potential loss of significant clients;

•	our ability to sell additional work to existing clients;

•	our ability to attract and retain employees;

•	the rapidly changing nature of information technology services, including our ability to keep pace with technological and market changes and our ability to refine and add to existing service offerings;

•	the decreasing level of inducement options available under our 2006 Employee Inducement Award Plan for grants by us to attract new employees;

•	the impact that the expiration of our shareholder approved 1996 Stock Incentive Plan may have on our ability to retain existing employees; and

•	changing business, economic or market conditions and changes in competitive and other factors.
We must increase revenues and return to profitability in order to continue as a going concern.
We have experienced ongoing decreased demand for our services resulting in declining revenues and recurring operating losses. For the years ended December 31, 2007, 2006 and 2005 we had operating losses of $8.8 million, $9.7 million and $18.1 million, respectively. We need to attract business from new clients through sales and marketing efforts and through specialty services that address targeted industry and business concerns in order to continue as a successful service provider.
If we are unable to increase revenues and regain profitability, we may realize a decline in the quality of our services and products and our ability to retain key personnel and our business, financial condition and results of operations will be adversely impacted.
We may not be able to introduce new services and products successfully, and our failure to do so could cause our operational results to suffer.
We have introduced a number of new service and product offerings to address the need for increased revenues. No assurance can be given that these or any future offerings will gain acceptance with our existing clients or prospective clients. For example, we have developed a software application for the visualization of operational metrics data in hospitals. Although we believe the product will have success, we have not yet secured our first pilot site to test and validate the application. The absence of successful new offerings or substantial expansion of existing service lines will have an adverse impact on our future revenues. In addition, the introduction of unsuccessful offerings may result in write-offs and other expenses that could adversely affect our operating performance and financial condition.
In recent years, no major technological developments have been introduced that could replace the applications with respect to which we currently provide services. If such developments occur, there can be no assurance that we will have the technological expertise to provide services to address such developments or to replace services that become obsolete.
If we are unable to introduce new services and products successfully, we will realize a relative decline in the quality of our services and products and our business, financial condition and operational results will suffer.

Our investments of certain cash balances in short-term investments are subject to risks, which may cause losses and affect the liquidity of these investments.
A portion of our short-term investments consist of an investment in the Columbia Strategic Cash Portfolio (“Fund”), Bank of America’s largest, privately-placed, enhanced cash fund, which had been sold as an alternative to traditional money-market funds. We have historically invested a portion of our on-hand cash balances into the Fund. These investments are subject to credit, liquidity, market and interest rate risk. For example, the Fund includes investments in certain asset backed securities and structured investment vehicles that are collateralized by sub-prime mortgage securities or related to mortgage securities, among other assets. As a result of adverse market conditions that have unfavorably affected the fair value and liquidity of collateral underlying the Fund, the Fund was overwhelmed with withdrawal requests from investors and it was closed with a restriction placed upon the cash redemption ability of its holders in the fourth quarter of 2007.
Information and the markets relating to our short-term investments remain dynamic, and there may be further declines in the value of these investment, the value of the collateral held by these entities, and the liquidity of our investments. To the extent we determine that there is a further decline in fair value, we may recognize additional losses in future periods up to the aggregate amount of these investments.
If we continue to experience operating losses, our cash resources will be depleted and additional sources of cash will be required if we are to continue as a going concern.
Until such time as revenues rise to sufficiently cover operating costs, our operating losses and the associated cash requirements are expected to be funded from our existing on-hand cash resources. As of December 31, 2007, we had $11.0 million in cash, cash equivalents and short-term investments. If we are not successful in addressing revenue growth and eliminating negative cash flows, it will be necessary to raise additional capital to offset losses from operations. There can be no assurance that we will be able to obtain any additional financing or that, if we were to be successful in finding financing, it would be on favorable terms. Failure to obtain necessary cash resources will threaten our ability to continue as a going concern.
We must manage costs to match the level of demand for our services, and failure to do so will adversely affect our business.
We regularly evaluate our business needs and the skill sets of our employees in order to balance our resources and costs. Any failure to effectively manage costs and resources will adversely affect our business. While we have taken steps to reduce our costs, we may be required to take further actions to reduce our costs if revenues are insufficient to support our cost structure. However, we may encounter limits to our ability to reduce our costs further. Accordingly, no assurance can be given that we will be able to implement additional cost reductions necessary to match declining demand. In addition, efforts to reduce our cost structure could adversely affect our ability to increase our future revenues. Any decline in demand without a corresponding and timely reduction in staffing and other expenses, or a staffing increase that is not accompanied by a corresponding increase in demand, could have a material adverse effect on our business, operating results and financial condition. Additionally, any future increase in demand without a corresponding increase in staffing may render us unable to maintain or improve our market share or strain or overwhelm existing management resources, operational resources, financial resources and management information systems. There can be no assurance that we will be able to successfully manage future fluctuation in demand.
Our expense levels are based, in part, on expectations of future revenues. Accordingly, an unanticipated decrease in the number or average size of our client projects, an unanticipated delay in the scheduling of our client projects or other decrease in revenues, could materially and adversely affect our operating results and otherwise adversely affect our operations.
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
In recent years, we have restructured our business and reduced our workforce in order to more closely match our expenses with our revenues. We may have to institute additional restructurings in the future to achieve incremental cost savings or to strategically realign our resources and service offerings. We cannot predict whether we will realize synergies and improved operating performance as a result of any such restructuring. We also cannot predict whether any restructuring will adversely affect our ability to retain key employees, which, in turn, could adversely affect our operating results.

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
We face continuous pressure from several directions on the rates charged to clients. Many of our competitors, including larger consulting firms with greater financial and personnel resources, smaller consulting firms with lower cost structures and large consulting firms in offshore locations such as India and China that have access to pools of technical consultants at lower costs than consultants based in the United States, may be willing to provide the services at a lower cost than us.
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
We derive a significant portion of our revenue from a limited number of clients. During 2007, our top two clients accounted for 34% of our revenues before reimbursements and our top five clients accounted for 50%. During 2006, our top two clients accounted for 42% of our revenues before reimbursements and our top five clients accounted for 58% of our revenues before reimbursements. During 2005, our top two clients accounted for 23% of our revenues before reimbursements and our top five clients accounted for 39% of our revenues before reimbursements.
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
Due to the project-based nature of our work and the fact that some of the projects we undertake are large, there is a risk of a material adverse impact on operating results if there is an unanticipated suspension or cancellation of a large project or a client refuses to pay fees and expenses when due. A project cancellation or suspension or a refusal or failure to pay can be based on any number of causes, many of which are beyond our control. These include financial difficulties of a client; a change in client priorities, client management or client strategies; and a change in client ownership. The suspension or cancellation of a project or a failure or refusal to pay fees and expenses when due, could result in a decrease or adjustment in revenues, the need to reassign staff and damage to our reputation. As many projects are high profile, mission critical projects for major clients, a failure or inability to meet a client’s expectations for the amounts budgeted, timing and deliverables for the projects we undertake could damage our reputation and adversely affect our ability to attract new business or win new project(s) from that same client.
In addition, the contracts with many of our clients are short-term and some of our clients are able to reduce or cancel services without incurring any penalties. Unanticipated project cancellations could result in the loss of substantial anticipated revenues and could require us to maintain or terminate a significant number of underutilized employees, resulting in a higher number of unassigned people or higher severance expenses. Uncertainty in the economic environment may increase the probability that services may be reduced or canceled.
Certain of our engagements are on a fixed price basis, which results in additional operating risks.
We contract services on either a time-and-materials basis or a fixed price basis. Both forms of contracts require us to estimate the number of hours and materials required before entering into the contract. In the case of a time-and-materials contract, failure to achieve the estimated results could subject us to pricing pressures from clients (even though there is no legal obligation to complete the work within the estimates) or could lead to the loss of future work from the client. Failure to complete fixed price contracts within the contractual parameters will expose us to unrecoverable cost overruns. In either case, these failures could have a material adverse effect on our business, operating results and financial condition.

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
We incur significant legal, accounting, administrative and other costs and expenses as a public company. We are required to comply with the Sarbanes-Oxley Act of 2002, as well as the rules of the SEC and the Nasdaq Global Market®. Compliance with these rules and regulations causes us to incur legal, audit and financial compliance costs, and diverts management attention from operations and strategic opportunities. We will incur additional costs in evaluating and reporting on our internal control over financial reporting and having our independent auditors annually attest to our evaluation as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations there under. We expect to file our independent auditors attestation report on our internal controls over financial reporting when we file our 10-K for the fiscal year ending December 31, 2008. The process of assessing and testing our internal controls and attempting to comply with Section 404 is expensive and time consuming, and it requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate controls over our financial processes and reporting in the future. We have in the past discovered, and may in the future discover, areas of our internal controls that require improvement. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent auditors discover a material weakness, the disclosure of the fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the Nasdaq Global Market® and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.
We are required to retain independent directors to serve on our board of directors. If vacancies on our board of directors or our committees occur that need to be filled by independent directors, we may encounter difficulty in attracting qualified persons to serve on our board and committees. If we fail to attract and retain the required number of independent directors we may be subject to SEC enforcement proceedings and delisting of our common stock from the Nasdaq Global Market®. We are also incurring high costs to maintain directors and officers insurance.
Our operating results will likely fluctuate, which may cause volatility in our stock price.
Our operating results have varied significantly from quarter to quarter in the past, and can be expected to continue to fluctuate, due to a variety of factors, many of which are beyond our control. Our stock price may be significantly affected by these factors, which include, but are not limited to:
•	changing conditions in the information technology markets, in our targeted industries, and in the U.S. and global economies in general;

•	the number and timing of new clients and new projects for existing clients;

•	our ability to replace completed projects with new projects in a timely fashion;

•	differences in the number of billing days or holidays between quarters;

•	the number of vacation days and sick days taken by our employees in a particular quarter;

•	the utilization of our employees, and our ability to match available employee resources with client service requirements;

•	introductions or announcements of new product and service offerings;

•	changes in accounting rules, such as expensing employee stock option grants;

•	increased competition from low-priced overseas technology consultants; and

•	the costs related to meeting new regulations.
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
Our small amount of outstanding shares may cause our stock market price to fluctuate greatly on low volume of shares
Our low number of outstanding shares (“float”) could cause wide swings in our market price on very small volume of shares. In addition, we are subject to NASDAQ listing requirements and coupled with market conditions, we may or may not be able to meet such requirements and would face the risk of being delisted.

We operate in a highly competitive industry.
The systems consulting and implementation market, which includes a large number of participants, is subject to rapid changes and is highly competitive. We compete with and face potential competition from many companies that have significantly greater financial, technical and marketing resources and greater name recognition than us. Often, these competitors offer a larger and more diversified suite of products and services than we offer. These competitors may win client engagements by significantly discounting their services in exchange for a client’s promise to purchase other goods and services from the competitor, either concurrently or in the future. We also compete with globally sourced, lower-cost service providers, as well as smaller service providers with specific, more narrowly focused service offerings. Our clients primarily consist of companies with between $250 million to $2 billion in annual revenue or similar sized divisions of larger corporations and there are an increasing number of professional services firms seeking consulting engagements from that client base. We believe that our ability to compete depends in part on a number of factors outside our control, including the ability of our competitors to hire, retain and motivate project managers and staff, the long-term relationships that our major competitors may have with potential clients, the ownership by our competitors of software used by potential clients, the development by others of software that is competitive with our products and services and the price at which others offer comparable services.
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
We may enter, on our own or through acquisitions, into new lines of business or initiate new product and service offerings. Our success in any such endeavor will depend upon, among other things, the ability of management to identify suitable opportunities, successfully implement sound business strategies and avoid the legal and business risks of any new line of business, product offering or service offering and/or an acquisition related thereto. There can be no assurance that we will be able to do any of the foregoing. In addition, any such undertakings may result in additional costs without an immediate increase in revenues and may divert management’s attention from the operation and growth of our core business.

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
We are unable to grant stock options to existing employees due to lack of a shareholder approved plan. These limitations could have an adverse impact on our ability to attract and retain the necessary professional personnel. The approval of our stockholders will be required to establish a new stock option plan. No assurance can be given that such approval would be granted if so requested.
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
From time to time, we have been subject to litigation and we may be subject to litigation in the future. Where we can make a reasonable estimate of the probable liability relating to pending litigation, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, due to the uncertainties relating to litigation, the amount of our estimates could be over or understated. Furthermore, in many cases, where we make an estimate the amount of our estimate could be wrong. In addition to the potential cost and use of cash, pending or future litigation could divert management’s attention and resources causing a material adverse impact on our results of operations and financial condition.
Both directors and officers and errors and omissions insurance rates have fluctuated significantly in the past several years. Although these insurance rates have begun to stabilize, we may be subject to future significant rate increases for both types of insurance and, depending on insurance market conditions, may even have difficulty in obtaining such insurance.
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
Certain of our clients and potential clients are in industries that experience cyclical variations in profitability, which may in turn affect their willingness or ability to fund systems projects such as those for which we may be engaged. During the downturn of such cycles, many of these customers may reduce or eliminate their spending on our services.

We are dependent on the products and services of third parties.
Third party products and services are integral to the success of many of our projects. To the extent that third parties do not deliver effective products and services on a timely basis, our project results could be negatively impacted.
We have limited intellectual property rights and they may not be adequate to protect our business.
Our success depends in large part upon our specialized expertise and methodologies. It is not materially dependent, as of today, upon proprietary technology that we own. To protect our proprietary information, we rely on a combination of trade secret and common law employee non-disclosure policies and third-party confidentiality agreements. However, there can be no assurance that any of these steps will be adequate to deter misappropriation of our specialized expertise and methodologies.
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
As of December 31, 2007, we had approximately $84 million of tax net operating loss carry-forwards. Realization of any benefit from our tax net operating losses is dependent on our ability to generate future taxable income and the absence of certain “ownership changes” of our common stock. An “ownership change,” as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating losses to offset any future taxable income. Furthermore, due to several ownership changes over the years — as defined by federal income tax rules — it is possible that our ability to use our net operating losses would be limited.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
TSC’s principal executive office is located at 55 East Monroe Street, Suite 2600, Chicago, Illinois 60603. TSC’s lease on this premise expires February 28, 2010. In January 2006, TSC closed its office in New York, New York as the lease term was complete. In July, 2007, TSC closed its other Chicago office, located at 205 N. Michigan, as the lease term was completed. TSC believes that its current facility is adequate for its current business needs and that it will be able to obtain suitable space as needed.
ITEM 3. LEGAL PROCEEDINGS.
TSC is party to lawsuits arising in the normal course of its business. In the opinion of management, based upon presently available information relating to all such matters, the ultimate costs resulting from these matters will likely not have a material adverse effect on TSC’s consolidated financial position, results of operations or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

Technology Solutions Company
PART II.
ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
TSC’s Common Stock is traded on The Nasdaq Global Market® under the symbol “TSCC.” As of March 13, 2008, there were 143 holders of record of TSC’s Common Stock. That number does not include beneficial owners of Common Stock whose shares are held in the name of banks, brokers, nominees or other fiduciaries.
The following table sets forth the range of high and low trade prices on The Nasdaq Global Market® for TSC’s Common Stock for each calendar quarter in the years ended December 31, 2006 and 2007.

Quarter Ended	High	Low
March 31, 2006	$9.53	$7.51
June 30, 2006	$10.96	$9.05
September 30, 2006	$10.41	$7.81
December 31, 2006	$8.71	$6.26
March 31, 2007	$8.16	$7.15
June 30, 2007	$8.62	$6.66
September 30, 2007	$7.35	$4.52
December 31, 2007	$4.95	$2.80
On March 13, 2008, the last reported sale price on The Nasdaq Global Market® for TSC’s Common Stock was $3.00.
TSC has never paid cash dividends on its Common Stock and currently intends to retain any earnings for use in the expansion of its business and other corporate purposes. TSC does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The declaration and payment of dividends by TSC are subject to the discretion of the Board of Directors.

The following graph compares TSC’s cumulative total stockholder return with the Nasdaq Composite Index and Russell 2000 Index for the period December 31, 2002 through December 31, 2007, representing TSC’s last five full years. The comparison is based on the assumption that $100 was invested on December 31, 2001 in each of TSC’s Common Stock, the Nasdaq Composite Index and the Russell 2000 Index.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Technology Solutions Company, The NASDAQ Composite Index
And The Russell 2000 Index

Research Data Group	Peer Group Total Return Worksheet

	12/02	12/03	12/04	12/05	12/06	12/07
Technology Solutions Company	100.00	114.77	101.83	34.86	31.61	12.89
NASDAQ Composite	100.00	149.34	161.86	166.64	186.18	205.48
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6. SELECTED FINANCIAL DATA.
The following table summarizes certain selected financial data that is derived from TSC’s audited financial statements. The selected financial data should be read in conjunction with TSC’s audited statements of operations for the years ended December 31, 2007, 2006, and 2005 and the audited balance sheets as of December 31, 2007 and 2006, including, in each case, the notes thereto, as well as, Management’s Discussion and Analysis of Financial Condition and Results of Operations, all of which are included elsewhere in this filing. All amounts are in thousands, except per share data.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
Consolidated Statement of Operations Data:
Revenues	$26,386	$42,622	$41,495	$36,525	$45,640
Goodwill and intangible asset impairments	$143	$3,233	$7,977	—	—
Restructuring and other charges (credits)	—	—	$2,719	$(579)	$5,211
Gain on litigation settlement	—	—	$(2,722)	—	—
Operating (loss) income	$(8,764)	$(9,678)	$(18,148)	$(9,313)	$(13,690)
Net (loss) income	$(8,295)	$(8,834)	$(17,405)	$(8,547)	$(29,503)

Basic net (loss) earnings per common share	$(3.26)	$(3.57)	$(7.41)	$(4.18)	$(14.53)

Diluted net (loss) earnings per common share	$(3.26)	$(3.57)	$(7.41)	$(4.18)	$(14.53)

	At December 31,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Cash and short-term investments	$10,968	$13,510	$20,135	$30,032	$41,104
Total assets	$15,434	$26,042	$32,799	$53,084	$60,169
Long-term obligations	—	—	—	—	—
Long-term debt	—	—	—	—	—
Capital leases	—	—	—	—	—
Stockholders’ Equity(1)	$10,172	$18,080	$24,648	$41,794	$44,391

(1)	We have never declared or paid cash dividends.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
Technology Solutions Company is a professional services firm that provides specialized solutions for targeted industries, including healthcare, manufacturing, and financial services. TSC business solutions enable organizations to create, deliver and measure real customer value.
We have incurred operating losses since 2003, when we began to refocus and rebuild our business. Beginning in mid-2003 and continuing through most of 2005, we invested in a range of specialty services and increased our vertical industry and competency groups. With a change in our leadership in December 2005 (resulting from the resignation of our Chief Executive and our Lead Director becoming our Chairman and Acting Chief Executive Officer), we streamlined our service offerings to focus on enterprise applications, customer relationship management and digital healthcare services. In addition, our process adoption and training service, which underlies these areas, facilitates change management and knowledge transfer throughout our service offerings. We further complemented these service offerings through the acquisition of the consulting assets of Charter Consulting, Inc. (“Charter”) on March 15, 2006. The operating results of Charter are included in our results from the date of acquisition. Charter provides enhanced consulting value in strategic customer value creation and operational effectiveness. We combined Charter and our customer relationship management offerings mid-year in order to provide a full spectrum of customer value creation services which cover strategy through implementation.
During the first half of 2006, we provided enterprise application services related to SAP® and PeopleSoft. The decision by Oracle Corporation to support older releases of PeopleSoft software indefinitely (reversing their previously announced policies), removed much of the incentive for companies to upgrade to newer software. As a result, we no longer saw a compelling market for our PeopleSoft services and exited this offering during the third quarter of 2006, concentrating our enterprise application services on SAP®.
In November 2006, David B. Benjamin resigned as our President. In December 2006, Milton G. Silva-Craig was appointed President and Chief Executive Officer and a Director of TSC. Mr. Carl F. Dill, Jr., who was serving as our Chairman and Acting CEO, continues to serve as Chairman of the Board.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we periodically review our recorded goodwill and intangible assets for potential impairment. We perform this review annually or if an event occurs that we believe may reduce the fair value of an acquisition below its carrying value. In the first quarter of 2007, we recorded a $0.1 million impairment charge related to the intangible assets purchased in the acquisition of the consulting assets of Charter. The impairment arose as a result of the termination of certain Charter employees in the first quarter of 2007. In addition, in the fourth quarter of 2006, TSC recorded an impairment charge of $2.9 million, representing the remaining carrying value of goodwill on TSC’s books as of that date. The goodwill had been recorded as part of the Charter acquisition but, due to full integration of Charter into the business of TSC, the goodwill was evaluated at the enterprise level. The analysis for potential impairment included a review of current and expected future operating results. A valuation was performed which included tests of (1) discounted cash flows, (2) market comparables and (3) market capitalization. Based on the impairment analysis, we recorded an impairment charge for the full amount of goodwill carrying value as of December 31, 2006. In addition, we reviewed our intangible assets for potential impairment and recorded an impairment charge of $0.3 million as a result of the termination of certain Charter employees and a decision to not pursue the Proceed business. In 2005, TSC recorded a total of $8.0 million in goodwill and intangible asset impairment charges.
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
Other Project Expenses
Other project expenses consist of the cost for subcontractors hired for use on our client projects and billed to our clients; employee termination costs; and non-reimbursable expenses incurred for client projects and business development. Non-reimbursable expenses include recruiting fees, certain selling and project-related expenses and personnel training.
Reimbursable Expenses
Reimbursable expenses represent project-related and other out-of-pocket expenses that are reimbursable by the client. An equivalent amount is included in revenues under the caption “Reimbursements.”
Bad Debt Expense
We maintain an allowance for doubtful receivables resulting from the failure of our customers to make required payments.
Management and Administrative Support
Management and administrative support costs consist of costs for certain Senior Vice Presidents (“SVP’s”) and infrastructure costs. Costs for these SVP’s include compensation, travel, marketing costs and recruiting costs. SVP’s are a key component in our client relationship model and can also serve as billable consulting resources. When they are billable, their costs are included in Project Personnel costs. SVP’s are responsible for managing delivery excellence, client relationship and satisfaction, revenues, project margins and human capital, including recruiting and career development. Infrastructure costs include costs related to our senior corporate management and board of directors; accounting, finance and financial reporting; tax; legal; treasury; human resources, recruiting and employee benefits; marketing; public and investor relations; internal communications; internal technology applications; staffing of our project personnel; management of new business opportunities; planning; quality assurance; and risk management.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and other assumptions, which it believes are reasonable. Management also periodically reviews and updates the estimates, as necessary, to reflect current conditions. If actual amounts or updated estimates are ultimately different from original estimates, the revisions are included in TSC’s results of operations for the period in which the actual amounts or updates become known.
Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimate is made and when different estimates than management reasonably could have used have a material impact on the presentation of TSC’s financial condition, changes in financial condition or results of operations.
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
Stock-Based Compensation
On January 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) resulting in a change in our method of recognizing stock-based compensation expense. Specifically, we now record compensation expense for employee stock options. Prior to January 1, 2006, TSC had followed the stock compensation rules under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).
SFAS 123R requires companies to measure and recognize compensation expense for all employee share-based payments at fair value over the service period underlying the arrangement. Accordingly, we determine the grant-date fair value of our stock-based awards, including stock options and restricted stock units, and record an expense in our statement of operations for the amortization of the fair value of the awards. The fair value of the awards is amortized ratably over the vesting periods of the individual awards. For restricted stock units, certain portions of the awards require the achievement of certain performance measures for these awards to vest. If these performance measures are not achieved, the awards are forfeited. Prior to 2006, we had not granted any restricted stock unit awards. We adopted the provisions of SFAS 123R using the “modified prospective” method, whereby fair values of all previously-granted, unvested employee stock-based awards as of January 1, 2006 as well as all awards made on or after January 1, 2006 are considered in determining stock-based compensation expense for the year ended December 31, 2006. We have not restated our operating results for the year ended December 31, 2005, to reflect charges for the fair value of stock-based arrangements.
On December 1, 2005, the Compensation Committee of the Board of Directors of TSC approved the acceleration of the vesting of unvested and “out-of-the money” stock options previously awarded to employees, including executive officers, for all options with exercise prices greater than $8.34 per share (which represented all such options outstanding as of that date). Options held by non-employee directors were not subject to acceleration. The primary purpose of the decision to accelerate the vesting of these options was to enable us to avoid recognizing future compensation expense associated with these out-of-the money options upon the adoption of SFAS 123R. In addition, the Compensation Committee of the Board of Directors considered that, because these options had exercise prices in excess of the current market value, they were not fully achieving their original objectives of employee retention and incentive compensation. Since the market price of the our common stock on the date the vesting was accelerated was less than the exercise price of the modified stock option, no compensation expense was recognized under APB 25 as a result of the modification of the vesting terms of the options.

For the year ended December 31, 2007 and 2006, we recorded $0.5 million and $0.9 million, respectively, of compensation expense related to stock options and restricted stock units. Had we expensed employee stock options for the years ended December 31, 2005, we estimate that stock-based compensation expense would have increased by $1.8 million. As of December 31, 2007, there was approximately $0.7 million in unrecognized compensation expense related to non-vested stock-based compensation arrangements. This expense is expected to be recognized over a weighted-average period of 2.0 years.
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
2007 COMPARED WITH 2006
Revenues
Consolidated revenues were $26.4 million for the year ended December 31, 2007, a decrease of $16.2 million, or 38% from the $42.6 million from the same period in 2006. Revenues before reimbursements declined $14.4 million, or 38 percent, from $37.6 million in 2006 to $23.2 million in 2007. One factor in the decline was the termination of the Peoplesoft practice in the third quarter of 2006, which attributed $2.9 million of the total 2006 revenue before reimbursements. Another factor in the decline was the completion of several large projects during 2006 that were not replaced at the same levels during 2007. As our larger projects are completed or reduced, it is necessary to replace these projects with new projects for the same client or projects with new clients. The replacement of these projects may not coincide directly with the completion or reduction of these projects. In addition, the size of the new projects may be smaller then the projects that have been replaced. Accordingly, our revenues may be subject to fluctuation and this could have a material adverse effect on our results of operations.
In 2007, two clients accounted for more than 10 percent each of revenues before reimbursements (Electro-Motive Diesel, INC. (EMD) – 22 percent and Tenet Health System Medical, Inc. – 12 percent). During 2006, one client accounted for more than 10 percent each of revenues before reimbursements (EMD – 34 percent). The cancellation or significant reduction in the use of services by this or other major customers could have a material adverse effect on our results of operations. In terms of client concentration, during 2007, our top two and top five clients accounted for 34 percent and 51 percent of revenues before reimbursements, respectively. In terms of client concentration, during 2006, our top two and top five clients accounted for 42 percent and 58 percent of revenues before reimbursements, respectively. As our client concentration increases, changes in spending by our top clients as well as our ability to replace these clients or projects when completed may result in fluctuations in revenue and profitability.

Costs and Expenses
Project personnel costs were $16.7 million for the year ended December 31, 2007, a decrease of $5.3 million, or 24 percent, from the $22 million from the year ended December 31, 2006. The decrease was due to both a decline in professional headcount as a result of our exiting from our PeopleSoft service line in 2006 as well as from our efforts to align our headcount with our lower levels of revenues. Project personnel costs as a percentage of revenues before reimbursements increased to 72 percent from 58 percent for the year ended December 31, 2007 Utilization improved to 71 percent from 70 percent and average hourly billing rates increased to $167 from $154.
Other project expenses were $4.4 million for 2007, a decline of $4.2 million, or 49 percent, from the $8.6 million realized in 2006, due in part to the decline in the costs incurred for subcontractors for certain specialized skills.
Management and administrative support costs of $10.6 million for 2007, represents a decline of $1.8 million, or 15 percent, from the $12.4 million from 2006, as declines in occupancy costs are offset by increases in severance costs and costs incurred for product development and installation of new infrastructure software systems. Management and administrative support costs as a percentage of revenues were 40 percent in 2007 compared to 29 percent from 2006, due mainly due to the increase in costs for severance costs due to the termination of several senior level management resources during 2007.
Intangible asset amortization of $0.2 million declined by $0.8 million from the $1.0 million recorded in 2006, due to certain intangible assets being fully amortized, as well as the impairment of certain intangible assets as of December 31, 2006.
Goodwill and intangible asset impairment was $0.1 million in 2007 compared to $3.2 million in 2006. The amount recorded for 2007 represented the impairment of intangible assets related to the termination of certain Charter employees during the first quarter of 2007. The amount recorded in 2006 was the result of the determination that the goodwill recorded as part of the Charter acquisition was fully impaired at December 31, 2006 as a result of a review of current and expected future operating results for the Charter service line. A valuation was performed which included tests of (1) discounted cash flows, (2) market comparables and (3) market capitalization. Based on the impairment analysis, we recorded an impairment charge for the full amount of goodwill carrying value as of December 31, 2006. In addition, we reviewed our intangible assets for potential impairment and recorded an impairment charge of $0.3 million as a result of the termination of certain Charter employees and a decision to not pursue the Proceed business.
Operating Loss
Operating loss was $8.8 million for 2007 compared to $9.7 million for 2006. In 2007, we had goodwill and intangible asset impairment of $0.1 million compared to $3.2 million recorded in 2006. Excluding these charges, the operating loss was $8.7 million and $6.4 million for 2007 and 2006, respectively. The increase in the operating loss is due mainly from severance costs incurred in 2007 for the termination of several senior level management resources.

Other Income
Other income for 2007 of $0.5 million, declined by $0.3 million, or 38 percent from the $0.8 million realized in 2006, due to our declining cash, cash equivalent and short-term investments balances, which resulted in lower balances available for investment in interest and dividend income producing accounts.
Income Tax Provision
We did not recognize an income tax benefit for 2007 or 2006 since we have a full valuation allowance against our deferred taxes and we continue to provide a full valuation allowance for all tax benefits generated.
Shares Outstanding
Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding increased to 2,540,595 for 2007 from 2,477,170 for 2006 due mostly to the 51,872 shares issued in 2007 for the vesting of Restricted Stock Units issued to employees in 2006.
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
During 2006, one client accounted for more than 10 percent of revenues before reimbursements (Electro-Motive Diesel, Inc. – 34 percent). During 2005, one client accounted for more than 10 percent of revenues before reimbursements (Electro-Motive Diesel, Inc. – 17 percent). The cancellation or significant reduction in the use of services by this or other major customers could have a material adverse effect on our results of operations. In terms of client concentration, during 2006, our top two and top five clients accounted for 42 percent and 58 percent of revenues before reimbursements, respectively. This compares to 23 percent and 39 percent for same categories during 2005. As our client concentration increases, changes in spending by our top clients as well as our ability to replace these clients or projects when completed may result in fluctuations in revenue and profitability. We added 35 new clients and 95 new projects during 2006 compared to 59 new clients and 161 new projects during the prior year. In total we performed work for 71 clients and 137 projects at new and existing clients during 2006 compared to 110 clients and 217 projects during 2005. The new clients and projects added during the year ended December 31, 2005, include 12 new clients and 35 new projects as a result of our acquisition of Zamba. The decrease in total clients and projects reflects the significant amount of work we performed at our top two clients in 2006 and our resulting increase in client concentration.

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
We recorded a total of $3.2 million in goodwill and intangible asset impairment charges in 2006 and $8.0 million in 2005. In accordance with TSC’s policy to annually review goodwill for impairment in the fourth quarter of each year, TSC recorded an impairment charge of $2.9 million as of December 31, 2006, representing the remaining carrying value of goodwill on TSC’s books as of that date. This goodwill had been recorded as part of the Charter acquisition but, due to full integration of Charter into the business of TSC, the goodwill was evaluated at the enterprise level. The analysis for potential impairment included a review of current and expected future operating results. A valuation was performed which included tests of (1) discounted cash flows, (2) market comparables and (3) market capitalization. Based on the impairment analysis, we recorded an impairment charge for the full amount of goodwill carrying value as of December 31, 2006. In addition, we reviewed our intangible assets for potential impairment and recorded an impairment charge of $0.3 million as a result of the termination of certain Charter employees and a decision to not pursue the Proceed business.
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

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities of $2.1 million for 2007 resulted primarily from the $8.3 million net loss recognized for the year, reduced by an increase of cash from the net collections of outstanding accounts receivables of $4.1 million and the $3.4 million collection of a note receivable during the year. Net cash used in operating activities of $3.9 million for 2006 resulted from the net loss of $8.8 million recognized, reduced by non cash charges of $5.5 million and the use of cash due to the decline in net collections of outstanding accounts receivables
Days sales outstanding decreased by 23 days to 54 days at December 31, 2007 as compared to 77 days at December 31, 2006. The decrease in days sales outstanding was due primarily to the better collection of outstanding amounts due from our clients.
Estimated future cash commitments include various office facilities, property and office equipment under operating leases and other costs that expire at various dates; severance costs relating to restructuring and other charges; committed computer system costs; and an annual commitment for telecommunications. TSC has no guarantees of third party debt or any other off-balance sheet commitments as of December 31, 2007. A summary of our contractual obligations at December 31, 2007 is as follows:

	Payments Due By Period (In thousands)
	2008	2009	2010	Total
Operating leases (net of restructuring and other charges)	$258	$252	$65	$575
Purchase obligations (net of restructuring and other charges)	110	27	—	137

Total	$368	$279	$65	$712

Net cash used in investing activities was $2.8 million during 2007, which was primarily due to transfers of cash into the short-term investment accounts. Net cash provided by investing activities of $1.3 million in 2006 consisted of cash payments of $2.4 million related to our acquisition of Charter and the payment of liabilities assumed as part of this acquisition as well as $4.1 million net transfers from our short-term investment accounts into our cash account.
Cash flow used in financing activities in 2007 of $0.1 million, represented payment of employee payroll taxes in lieu of shares for vested restricted shares units issued during the year. There were no cash flows related to financing activities during the year ended December 31, 2006.
Cash, cash equivalents and short-term investments at December 31, 2007 were $11.0 million. Our investment policy is to maintain most of our free cash in highly liquid, large money market-type funds. This policy exposes us to short-term interest rate fluctuations.  This Form 10-K reflects a correction to certain prior year amounts which were classified as cash equivalents. The prior year financial statements included an investment in a AAA rated mutual fund, with underlying investments in securities with an average maturity of approximately 3 years and an average duration of approximately 1.8 years as a cash equivalent.  Pursuant to our accounting and reporting policies for cash and cash equivalents, these investments should have been classified as short term investments in our consolidated balance sheet. Accordingly, we have revised our current and previous disclosures to reclassify the investment from cash equivalents to short-term, held-for-sale, investments.  See Note 4 in the consolidated financial statements included herein.
Until such time as we are able to generate positive cash flow (i.e. our revenues increase sufficiently to cover operating costs), a primary source of liquidity is our existing cash, cash equivalents and short-term investments balance. In addition in the first quarter of 2007, we collected a loan receivable of $3.4 million that was used to meet our operating obligations. If we are not successful in increasing revenues and eliminating negative operating cash flows, it could become necessary to raise additional capital to offset losses from operations. There can be no assurance that we will be able to obtain any financing or that, if we were to be successful in finding financing, it would be on favorable terms.
Operating results and liquidity, including our ability to raise additional capital, if necessary, may be materially and adversely affected by continued low demand for TSC’s services. In addition, a number of other factors are set forth above under Item 1A. — Risk Factors.
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
NEW ACCOUNTING STANDARDS
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for our fiscal years beginning after December 15, 2006. On initial application, FIN 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The adoption of FIN 48 did not have a significant impact on net deferred tax assets, deferred tax liabilities or results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides a single definition of fair value, together with a framework for measuring fair value. Accordingly, for some entities, the application of SFAS 157 may change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. TSC is currently evaluating the impact of the adoption of the provisions of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). FAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently assessing the impact of FAS 159 on its consolidated financial position and results of operations.
In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 Share-Based Payment (SAB 110). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. Management believes the adoption of this pronouncement will not have a material impact on TSC’s consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
TSC is exposed to interest rate fluctuations. Changes in interest rates and the credit markets affect interest income earned from our short-term investments. The average interest rates on our short-term investments were approximately 5 percent in both 2007 and 2006. Based on the amount invested as of December 31, 2007 and 2006, a hypothetical 1.00 percent increase in interest rates would have resulted in approximately $0.1 million in additional net investment income during each of 2007 and 2006.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The financial statements and supplementary data required with respect to this Item 8 are listed in Item 15(a)(1) in this filing.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company has established disclosure controls and procedures (as defined in Rules 13 a – 15(e) and 15 d- 15(e) under the Exchange Act), to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company’s disclosure controls and procedures have also been designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
During 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2007.
Report of Management on Internal Control Over Financial Reporting
The management of the Company, including the Company’s Chief Executive Officer and Chief  Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
Management of the Company, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2007, the Company maintained effective internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Attestation Report on Internal Controls
This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission.

ITEM 9A (T). CONTROLS AND PROCEDURES.
Not applicable.
ITEM 9B. OTHER INFORMATION.
None.

Technology Solutions Company
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information contained under the headings “Election of Directors,” “Nominees for Director,” “Board of Directors – Communication with the Board,” “Board of Directors — Board Nomination Policy,” “Board of Directors — Director Meetings and Committees,” “Board of Directors – Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in TSC’s definitive proxy statement for TSC’s 2008 Annual Meeting of Stockholders (the “Proxy Statement”) and the information contained under the heading “Executive Officers of the Registrant” in Item 1 hereof is incorporated herein by reference.
TSC has adopted a code of business ethics in compliance with Item 406 of Regulation S-K for TSC’s principal executive officer, principal financial officer, principal accounting officer and accounting manager. A copy of TSC’s Code of Ethics, which is filed as an exhibit hereto, and is incorporated herein by reference. A copy of the Code of Ethics can be found on TSC’s website: http://www.techsol.com. TSC intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics by posting information on our website at the address specified above.
ITEM 11. EXECUTIVE COMPENSATION.
The information contained under the heading “Executive Officer Compensation” in the Proxy Statement is incorporated herein by reference. TSC has also provided the information required by Item 407(e)(4) of Regulation S-K in its Proxy Statement under the heading “Executive Officers of TSC - Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.
TSC has provided the information required by Item 407(e)(5) of Regulation S-K in its Proxy Statement under the heading “Compensation Committee Report.” That information is not “filed” with this report and is not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information contained under the headings “Security Ownership of Directors and Management,” “Additional Information Relating to Voting Securities” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
A portion of the information called for by this Item is incorporated herein by reference to the “Transactions with Related Persons and TSC’s Approval Policy” section of the Proxy Statement. TSC’s independent directors and nominees are identified in the second paragraph of the “Board of Directors — Independence” section of the Proxy Statement, which paragraph is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
During 2007 and 2006, TSC retained its principal auditors, Grant Thornton LLP, in several capacities:

	2007	2006
Audit fees	$223,018	$217,800
Audit related fees	13,125	22,500
Tax fees	—	—
All other fees	—	10,236

Total	$236,143	$250,536

Audit Fees
Audit Fees represent amounts billed in connection with the audit of TSC’s annual financial statements included in TSC’s Form 10-K and review of financial statements included in TSC’s Forms 10-Q.
Audit Related Fees
Audit Related Fees represent amounts billed for the audit of TSC’s 401(K) plan in both 2007 and 2006, and for fees related to goodwill impairment review in 2006.
Tax Fees
Tax Fees represent amounts billed for tax services. No tax fees were billed during 2007 or 2006. Tax preparation for TSC is handled using in-house personnel.
All Other Fees
The amounts for 2006 represents amounts billed in connection with the Form S-8 Registration Statement filed by TSC with the Securities and Exchange Commission (“SEC”) in connection with the registration of Charter Inducement Option Grants and 2006 Employment Inducement Awards Plan; review of the purchase price allocation related to the acquisition of the management consulting business of Charter Consulting, Inc.; and review of TSC’s response to a comment letter from the SEC. Amounts shown for All Other filed by TSC with the SEC in connection with TSC’s reverse stock split.
All fees paid by TSC to TSC’s independent auditors are required to be and were approved by the Audit Committee in advance of the services being performed by the auditors.

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
We have audited the accompanying consolidated balance sheets of Technology Solutions Company (a Delaware Corporation) and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss and cash flows for the years ended December 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Technology Solutions Company and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of its operations and its consolidated cash flows for each of the three years ended December 31, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORTON LLP
Chicago, Illinois
March 31, 2008

Technology Solutions Company
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,799	$6,924
Short-term investments	9,169	6,586
Receivables, less allowance for doubtful receivables of $10 and $66 in 2007 and 2006, respectively	3,513	7,655
Loan receivable	—	3,400
Other current assets	242	575

Total current assets	14,723	25,140
COMPUTERS, FURNITURE AND EQUIPMENT, NET	193	35
INTANGIBLE ASSETS, NET	518	867

Total assets	$15,434	$26,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,539	$1,642
Accrued compensation and related costs	2,645	3,727
Restructuring accruals	—	400
Other current liabilities	1,078	2,193

Total current liabilities	5,262	7,962

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; shares authorized — 10,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized — 20,000,000; shares issued — 2,677,452; shares outstanding 2,559,247 and 2,507,375 in 2007 and 2006, respectively	27	27
Capital in excess of par value	129,100	130,183
Accumulated deficit	(115,816)	(107,521)
Treasury stock, at cost, 118,205 and 170,077 shares in 2007 and 2006, respectively	(3,349)	(4,819)
Accumulated other comprehensive income:
Cumulative translation adjustment	210	210

Total stockholders’ equity	10,172	18,080

Total liabilities and stockholders’ equity	$15,434	$26,042

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

Technology Solutions Company
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the years ended December 31,
	2007	2006	2005
REVENUES:
Revenues before reimbursements	$23,247	$37,588	$36,601
Reimbursements	3,139	5,034	4,894

Total Revenues	26,386	42,622	41,495

COSTS AND EXPENSES:
Project personnel	16,672	21,962	22,917
Other project expenses	4,402	8,642	8,059
Reimbursable expenses	3,139	5,034	4,894

Cost of services	24,213	35,638	35,870
Management and administrative support	10,589	12,433	14,781
Intangible asset amortization	205	996	1,018
Goodwill and intangible asset impairments	143	3,233	7,977
Restructuring and other charges	—	—	2,719
Gain on litigation settlement	—	—	(2,722)

Total Costs and Expenses	35,150	52,300	59,643

OPERATING LOSS	(8,764)	(9,678)	(18,148)

OTHER INCOME:
Net investment income	469	844	743

LOSS BEFORE INCOME TAXES	(8,295)	(8,834)	(17,405)

INCOME TAX PROVISION	—	—	—

NET LOSS	$(8,295)	$(8,834)	$(17,405)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(3.26)	$(3.57)	$(7.41)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,541	2,477	2,349

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

Technology Solutions Company
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the years ended December 31, 2007, 2006 and 2005 — (In thousands, except share data)

						Accumulated
			Capital in			Other
	Common Stock Issued		Excess of	Accumulated	Treasury	Comprehensive		Comprehensive
	Shares	Amount	Par Value	Deficit	Stock	Income (Loss)	Total	Loss
Balance as of December 31, 2004	2,526,698	$25	$128,063	$(81,282)	$(5,217)	$205	$41,794	$(8,572)

Sale of 811 treasury shares through exercise of stock options	—	—	(14)	—	23	—	9
Sale of 13,238 treasury shares through employee stock purchase plan	—	—	(235)	—	375	—	140
Stock based compensation	—	—	89	—	—	—	89
Fractional shares from one-for twenty reverse stock split	(271)		(14)				(14)
Net loss	—	—	—	(17,405)	—	—	(17,405)	$(17,405)
Translation adjustment	—	—	—	—	—	35	35	35

Balance as of December 31, 2005	2,526,427	$25	$127,889	$(98,687)	$(4,819)	$240	$24,648	$(17,370)

Stock issued in connection with the acquisition of the assets of Charter Consulting	151,025	2	1,398	—	—	—	1,400

Stock based compensation	—	—	896	—	—	—	896
Net loss	—	—	—	(8,834)	—	—	(8,834)	$(8,834)
Translation adjustment	—	—	—	—	—	(30)	(30)	(30)

Balance as of December 31, 2006	2,677,452	$27	$130,183	$(107,521)	$(4,819)	$210	$18,080	$(8,864)

Stock based compensation	—	—	536	—	—	—	536
Issuance of stock from treasury for restricted stock unit grants	—	—	(1,619)	—	1,470	—	(149)
Net loss	—	—	—	(8,295)	—	—	(8,295)	$(8,295)
Translation adjustment	—	—	—	—	—	—	—	—

Balance as of December 31, 2007	2,677,452	$27	$129,100	$(115,816)	$(3,349)	$210	$10,172	$(8,295)

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

Technology Solutions Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,295)	$(8,834)	$(17,405)
Restructuring and other charges	—	—	2,719
Goodwill and intangible asset impairment	143	3,233	7,977
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	261	1,092	1,377
Loss on disposal of fixed assets	—	319	4
Impairment loss on short-term investments	47	—	—
Non-cash stock compensation	536	896	89
Changes in assets and liabilities:
Receivables	4,142	(498)	(976)
Loan receivable	3,400	—	—
Other current assets	333	7	79
Accounts payable	(103)	1,057	(348)
Accrued compensation and related costs	(1,082)	252	(1,558)
Restructuring accruals	(400)	(1,029)	(1,879)
Other current liabilities	(1,115)	(562)	(1,217)
Other assets	—	155	2,123

Net cash used in operating activities	(2,133)	(3,912)	(9,015)

CASH FLOWS FROM INVESTING ACTIVITIES:
Transfers to short-term investments	(3,698)	—	—
Purchases of short-term investments	(266)	(375)	(152)
Sales of short-term investments	1,334	4,500	—
Capital expenditures	(213)	(42)	(305)
Net assets of acquired businesses, net of cash	—	(2,734)	—

Net cash (used in)/provided from investing activities	(2,843)	1,349	(457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit	—	—	(649)
Proceeds from exercise of stock options	—	—	9
Proceeds from employee stock purchase plan	—	—	141

Payment of employee payroll taxes in lieu of shares for RSU’s	(149)	—	—
Cash in lieu of fractional shares	—	—	(14)

Net cash used in financing activities	(149)	—	(513)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	63	(64)

DECREASE IN CASH AND CASH EQUIVALENTS	(5,125)	(2,500)	(10,049)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,924	9,424	19,473

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,799	$6,924	$9,424

SUPPLEMENTAL DISCLOSURES:
Non-cash investing activities:
Common stock issued for acquisition activity	—	$1,400	—
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION — The accompanying consolidated financial statements include the accounts of TSC and all of its subsidiaries. All significant intercompany transactions have been eliminated.
REVENUE RECOGNITION — TSC derives its revenues from a variety of information technology services, including systems integration, packaged software integration and implementation services, programming, training and extended support services. TSC’s services are contracted on either a time and materials basis or a fixed price basis. For our time and materials contracts, TSC recognizes revenues as work is performed, primarily based on hourly billing rates. For our fixed price contracts, TSC recognizes revenues based on services performed with performance generally assessed on the ratio of hours incurred to date compared to the total estimated hours to be performed over the entire contract. Revenues are subject to revision as the contract progresses to completion. Any revisions in the estimate are charged or credited to operations in the period in which the facts that give rise to the revision become known. Contracts are performed in phases. Losses on contracts, if any, are reserved in full when determined. Contract losses are determined by the amount by which the estimated cost of the contract exceeds the estimated total revenues that will be generated by the contract. Extended support revenues are recognized as services are rendered.
CASH AND CASH EQUIVALENTS — TSC considers all highly liquid investments readily convertible into cash (with purchased maturities of three months or less) to be cash equivalents. These investments are carried at cost, which approximates market.
SHORT TERM INVESTMENTS — TSC determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. TSC considers all investments whose maturities exceed three months or more, or those that can not be readily converted to cash, to be a short-term investment. The investments are classified as available for sale and are carried at fair market value, with unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity. At December 31, 2007 and 2006, TSC did not have any unrealized gains or losses. Proceeds from the sale of available for sale securities were $1,334, $4,500 and $0 for the years ending December 31, 2007, 2006 and 2005, respectively.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Gross realized losses from the sales of available for sale securities were $27, $128 and $0 for the years ending December 31, 2007, 2006 and 2005, respectively. The cost of investments sold is based on the specific identification method. Interest and dividends on investments classified as available-for-sale are included in net investment income. There was an other-than-temporary decline of $47 for 2007 (Note 4). There were no other-than-temporary declines for the years ended December 31, 2006 and 2005.
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
GOODWILL AND INTANGIBLE ASSETS — TSC accounts for Goodwill and Intangible Assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangibles that are deemed to have indefinite lives are not amortized but, instead, are reviewed at least annually for impairment. Intangible assets are amortized over their estimated useful lives.
SFAS 142 requires that goodwill be evaluated for impairment annually or if an event occurs or circumstances change that may reduce the fair value of the acquisition below its book value. The impairment test is conducted utilizing a “fair value” methodology. TSC evaluates the fair value of its acquisitions utilizing various valuation techniques including discounted cash flow analysis. This implied fair value is compared to the carrying amount of the goodwill for the individual acquisition. If the fair value is less, TSC recognizes an impairment loss. In addition, TSC evaluates its intangible assets with definite lives to determine whether adjustment to these amounts or estimated useful lives are required based on current events and circumstances.
In 2007, we recorded $143 in intangible asset impairment. In 2006, we recorded a total of $3,233 in goodwill and intangible asset impairment charges. These charges were composed of $2,913 in goodwill impairment and $320 in intangible asset impairment. In 2005, we recorded a total of $7,977 in goodwill and intangible asset impairment charges. These charges were composed of $7,884 in goodwill impairment and $93 in intangible asset impairment. The goodwill and intangible assets relate to acquisitions in 2006 and 2004, as discussed in Note 3. See Note 8 for additional information about the goodwill impairments.
EARNINGS (LOSS) PER COMMON SHARE — TSC discloses basic and diluted earnings (loss) per share in the consolidated statements of operations under the provisions of SFAS No. 128,

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
“Earnings Per Share.” Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period presented, plus the dilutive effect of common equivalent shares arising from the assumed exercise of stock options using the treasury stock method. Common equivalent shares of 109,883; 146,487; and 21,161 were not included in the diluted loss per share calculation as they were anti-dilutive for 2007, 2006 and 2005, respectively. Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period presented.

Reconciliation of Basic and Diluted Loss Per Share
	2007			2006			2005
		Shares	Per		Shares	Per		Shares	Per
		(In	Common		(In	Common		(In	Common
	Net Loss	thousands)	Share	Net Loss	thousands)	Share	Net Loss	thousands)	Share

Basic Loss Per Common Share	$(8,295)	2,541	$(3.26)	$(8,834)	2,477	$(3.57)	$(17,405)	2,349	$(7.41)
Effect of Stock Options	—	—		—	—		—	—

Diluted Loss Per Common Share	$(8,295)	2,541	$(3.26)	$(8,834)	2,477	$(3.57)	$(17,405)	2,349	$(7.41)

FOREIGN CURRENCY TRANSLATION — The functional currencies for TSC’s foreign subsidiaries are their local currencies. All assets and liabilities of foreign subsidiaries are translated to U.S. dollars at end of period exchange rates. The resulting translation adjustments are recorded as a component of stockholders’ equity and comprehensive income. Income and expense items are translated at average exchange rates prevailing during the period. Any gains and losses from foreign currency transactions are included in the consolidated statements of operations.
FAIR VALUE OF FINANCIAL INSTRUMENTS — The carrying values of current assets, long-term receivables and liabilities approximated their fair values at December 31, 2007 and 2006, respectively.
STOCK-BASED COMPENSATION — On January 1, 2006, TSC adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R revised SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Prior to January 1, 2006, TSC had followed the stock compensation rules under APB 25.
SFAS 123R requires companies to measure and recognize compensation expense for all employee share-based payments at fair value over the service period underlying the arrangement. Accordingly, TSC determines the grant-date fair value of its stock-based awards, including stock options and restricted stock units, and records an expense in its statement of operations for the amortization of the fair value of the awards. The fair value of the awards is amortized ratably over the vesting periods of the individual awards. For restricted stock units, certain portions of the awards require the achievement of certain performance measures for these awards to vest. If

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
these performance measures are not achieved, the awards are forfeited. TSC adopted the provisions of SFAS 123R using the “modified prospective” method, whereby fair values of all previously-granted, unvested employee stock-based awards as of January 1, 2006 as well as all awards made on or after January 1, 2006 are considered in determining stock-based compensation expense for the years ending December 31, 2006 and thereafter. TSC has not restated its operating results for the years ended December 31, 2005 to reflect charges for the fair value of stock-based arrangements.
Under the provisions of SFAS 123R, TSC recorded $0.5 million and $0.9 million ($0.20 and $0.36 per basic and fully diluted share) for 2007 and 2006, respectively, of stock-based compensation expense in its consolidated statement of operations. No tax benefit was recognized related to stock-based compensation expense since TSC established and continues to maintain a full valuation allowance to offset all potential tax benefits associated with its net deferred tax assets.
SFAS 123R requires presentation of pro-forma information for the comparative period prior to adoption as if TSC had accounted for all employee stock-based compensation under the fair value method of SFAS 123. The following table illustrates the effect on net loss and net loss per share if TSC had applied the fair value recognition provisions of SFAS 123 to stock-based compensation. The pro-forma net loss for the year ended December 31, 2007 is the same since stock-based compensation expense is calculated under the provisions of SFAS 123R. The amounts for the years ended December 31, 2007, 2006 and 2005 are included in the table below only to provide a comparative presentation for those years ended.

	For the Years Ended December 31,
	2007	2006	2005
Net loss:
As reported	$(8,295)	$(8,834)	$(17,405)
Add: Employee stock-based compensation expense included in reported net loss	536	896	89
Less: Employee stock-based compensation expense under SFAS123R/SFAS123	(536)	(896)	(1,883)

Pro-forma	$(8,295)	$(8,834)	$(19,199)

Basic net loss per common share:
As reported	$(3.26)	$(3.57)	$(7.41)
Pro-forma			$(8.17)
Diluted net loss per common share:
As reported	$(3.26)	$(3.57)	$(7.41)
Pro-forma			$(8.17)
On December 1, 2005, the Compensation Committee of the Board of Directors of TSC approved the acceleration of the vesting of unvested and “out-of-the money” stock options previously awarded to employees, including executive officers, for all options with exercise prices greater

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
than $8.34 per share, which represented all such options outstanding as of that date. Options held by non-employee directors were not subject to acceleration. The primary purpose of the decision to accelerate the vesting of these options was to enable TSC to avoid recognizing future compensation expense associated with these out-of-the money options upon the adoption of SFAS 123R. In addition, the Compensation Committee of the Board of Directors considered that, because these options had exercise prices in excess of the current market value, they were not fully achieving their original objectives of employee retention and incentive compensation. Since the market price of TSC’s common stock on the date the vesting was accelerated was less than the exercise price of the modified stock option, no compensation expense was recognized under APB 25 as a result of the modification of the vesting terms of the options.
NEW ACCOUNTING STANDARDS — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides a single definition of fair value, together with a framework for measuring fair value. Accordingly, for some entities, the application of SFAS 157 may change current practice. SFAS 157, as amended by SFAS 157-2, is effective for financial statements issued for fiscal years beginning after November 15, 2008. Management is currently assessing the impact of FAS 157 on its consolidated financial position and results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). FAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently assessing the impact of FAS 159 on its consolidated financial position and results of operations.
In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 Share-Based Payment (SAB 110). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. Management believes the adoption of this pronouncement will not have a material impact on TSC’s consolidated financial statements.
RESEARCH AND DEVELOPMENT COSTS- During 2007, TSC incurred research and development costs relating to a new proprietary software product developed in 2007. TSC accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Research and development costs related to software development are expensed as incurred. Upon the establishment of technological feasibility, related software development costs will be capitalized. Technological feasibility was not reached during 2007. During 2007, TSC expensed $882 of

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
research and development costs, which are included in the consolidated statement of operations in management and administration support.
INCOME TAXES — TSC uses an asset and liability approach, as required under SFAS 109 for financial accounting and reporting of income taxes. Deferred income taxes are provided using currently enacted tax rates when tax laws and financial accounting standards differ with respect to (i) the amount of annual income and (ii) the basis of assets and liabilities. TSC does not provide U.S. deferred income taxes on earnings of foreign subsidiaries that are expected to be indefinitely reinvested. Judgment is required in determining its provision for income taxes, deferred tax assets and liabilities and valuation allowance recorded against its net deferred tax assets. A valuation allowance is provided for deferred tax assets whenever it is more likely than not that future tax benefits will not be realized. During 2003, a valuation allowance was recorded for the entire net deferred tax asset (see Note 10). If the realization of the deferred tax assets in future periods is considered more likely than not, an adjustment to the deferred tax asset would increase net income in the period such determination is made. The amount of deferred tax assets considered realizable is based on significant estimates. Changes in these estimates could materially affect TSC’s financial condition and results of operations in future periods.
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
EMPLOYEE BENEFIT PLAN — TSC has a 401(k) Savings Plan (the “401(k) Plan”). The 401(k) Plan allows employees to contribute up to 15 percent of their annual compensation, subject to Internal Revenue Service statutory limitations. Company contributions to the 401(k) Plan are discretionary. TSC contributed $257, $169, and $156 to the 401(k) Plan in the years ended December 31, 2007, 2006 and 2005, respectively.
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

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
RECLASSIFICATIONS — Certain reclassifications have been made to prior periods to conform to the current period classification. These reclassifications had no impact on net loss or total shareholders’ equity.
NOTE 3 — BUSINESS COMBINATIONS
On March 15, 2006, TSC announced its acquisition of the management consulting business of Charter Consulting, Inc. (“Charter”). This acquisition positions TSC to provide enhanced consulting value in strategic customer demand generation and operational effectiveness. Under the terms of the asset purchase agreement, TSC acquired the consulting assets of Charter for $3,800, which consisted of $1,400 in cash and $1,400 (151,025 shares) in TSC’s common stock plus the assumption of $1,000 in certain liabilities. TSC also recognized a liability of $334 for termination obligations related to the closure of the redundant Charter office. The lease termination activities were completed in the second quarter of 2006. Based upon a purchase price allocation analysis, intangible assets of $1,204, related to certain employment contracts, customer relationships, trade name and an agreement not to compete, as well as $2,913 of goodwill were recorded. The intangible asset related to the trade name, in the amount of $269, has an indefinite life. The intangible assets with definite lives amount to $935 and are amortized on a straight-line basis based on their estimated useful lives of 3 to 5 years.
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

The acquisition of Charter’s business has been accounted for using the purchase method of accounting. Accordingly, the results of the acquisition of Charter are included in TSC’s consolidated results of operations from the date of the acquisition, March 15, 2006. The excess of purchase price over the estimated fair value of the net identifiable assets acquired was recorded as goodwill.
As part of TSC’s regular review for potential impairments, $169 of intangible assets relating to employment contracts (See Note 9) and the entire $2,913 of goodwill (See Note 8) were deemed impaired as of December 31, 2006 and, accordingly, written-off and charged against earnings in 2006.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the year ended December 31, 2004, TSC acquired two businesses in separate transactions. The acquisitions were as follows:
Proceed North America, LLC — On October 5, 2004, TSC entered into an asset purchase agreement whereby it acquired the business of Proceed North America LLC (“Proceed”). Proceed served as an implementer of SAP® Packaged Services in the U.S. Under the terms of the acquisition, TSC paid $500 in cash during 2004 and paid an additional $500 in cash in 2005. In addition, TSC agreed to make three additional cash payments to Proceed of up to $500 each (for a maximum contingent payment total of $1,500) payable in February 2006, 2007 and 2008, respectively, contingent on certain conditions. No contingent payment was earned and, accordingly, none was due in February 2006. The contingent payment in the amount of $167 was earned and paid in February 2007. This amount was included in other current liabilities at December 31, 2006. The third payment for $167 was earned on December 31, 2007 and is included in accounts payable in the consolidated financial statements. Based upon a purchase price allocation analysis, intangible assets of $410, related to agreements not to compete and other business agreements were recorded, as well as $587 of goodwill. In December 2006, TSC recorded an intangible impairment charge of $151 (See Note 8). In June 2005, TSC recorded a goodwill impairment charge of the full $587 (See Note 8) and also recognized an intangibles impairment charge of $93. The remaining intangible asset, net of accumulated amortization, of $7 is being amortized on a straight-line basis based over the remaining estimated useful life of 9 months.
Zamba Corporation — On August 6, 2004, TSC entered into a definitive merger agreement with Zamba Corporation (“Zamba”), whereby TSC would acquire Zamba. Zamba is a customer relationship management (“CRM”) services company. The merger was approved by Zamba shareholders on December 29, 2004 and it became effective December 31, 2004.
The aggregate purchase price was $6,811, including $5,137 of TSC’s common stock, $737 for the exchange of options and warrants to purchase shares of Zamba Common Stock for options and warrants to purchase shares of TSC common stock, and $937 of transaction related costs. The value of TSC’s common shares issued was determined based on the average market price of TSC’s common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced. The value of TSC’s options and warrants exchanged was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Options	Warrants
Expected volatility	79.0%	60.3%
Risk-free interest rates	3.4%	2.9%
Expected lives	4 years	1.4 years
TSC has not paid and does not anticipate paying dividends; therefore, the expected dividend yield is assumed to be zero.
Under the terms of the acquisition, Zamba shareholders received 0.15 shares of TSC’s Common Stock for each share of Zamba Common Stock which they held as of the effective date of the merger. Accordingly, TSC issued 291,909 registered shares of Common Stock to Zamba

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shareholders. In addition, as more fully described in Note 13, (1) each outstanding Zamba option to purchase shares of Zamba Common Stock became an option to purchase shares of TSC Common Stock and (2) each outstanding warrant to purchase shares on Zamba Common Stock (on the effective date of the merger) became a warrant to purchase shares of TSC Common Stock, on generally the same terms and conditions that applied before the merger.
Based upon a purchase price allocation analysis performed, intangible assets of $1,698, related to customer relationships and backlog, and $7,297 of goodwill were recorded. In December 2005, TSC recorded a goodwill impairment charge for the full $7,297 (See Note 8). The intangible assets of $1,698 were amortized on a straight-line basis based on the estimated useful lives of 1 to 2 years and were fully amortized as of December 31, 2006. In addition, TSC acquired $135 of cash as part of this acquisition.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 4 — SHORT TERM INVESTMENTS AND PRIOR YEARS REVISIONS
On December 10, 2007, TSC was notified by Bank of America (“BOA”), that the Columbia Strategic Cash Fund, BOA’s largest, privately-placed, enhanced cash fund (“Fund”) would be closed and liquidated. In addition, (1) cash redemptions were temporarily suspended, although redemptions could be filled through a pro-rata distribution of the underlying securities, consisting principally of high-quality corporate debt, mortgage-backed securities and asset-backed securities; (2) the Fund’s valuation would be based on the market value of the underlying securities, whereas historically the Fund’s valuation was based on amortized cost; and (3) interest would continue to accrue. TSC had previously classified our investment in the Fund as a cash equivalent due to the characteristics of the Fund being highly liquid, and transactions between the Fund and our bank operating account being settled the same day.
Due to the event as described above, TSC re-evaluated the nature of the investment and determined that the investment should be reclassified as a short-term investment rather than as a cash equivalent in the 2007 consolidated financial statements.
The carrying value of our investment in the Fund on December 10, 2007 was $3,698.  As part of the adjustment to market based pricing, TSC incurred an impairment loss on the investment of $47 and recorded this amount as other expense in the consolidated statement of operations.
We have been advised by the fund manager that the goal is to make an orderly liquidation of the Fund with the goal of preserving and distributing the original investment values to the fund investees.  Interest continues to accrue and is paid to us monthly.  However, due to the significant uncertainty in U.S. financial markets, there may be further declines in the fair market value as the fund continues to liquidate its positions and we cannot guarantee that we will not recognize additional losses in future periods.
While we believe that the carrying amount of our remaining short-term investments is realizable, it is possible future financial market events could require us to make significant adjustments or revisions to those estimates.
On December 31, 2007, we entered into an unsecured credit facility with Blue Ridge Investments, L.L.C., an affiliate of BOA (the “Blue Ridge facility”), to allow TSC to separately borrow up to the current balance remaining in the Fund, which, at the date of agreement, was approximately $3,336.  We have not borrowed any funds under the Blue Ridge facility that provides for multiple draw downs from time to time until maturity, which shall be the later of the day following the redemption of all of our shares of the Fund and December 31, 2008.  The outstanding balance under the facility may not (subject to limited exceptions) exceed our account value in the Fund, and distributions from the Fund must be applied to reduce the outstanding

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
principal balance under the facility. Amounts borrowed bear interest at the one-month LIBOR rate plus 0.35% per annum, fluctuating daily.
This Form 10-K reflects a correction to certain prior year amounts which were classified as cash equivalents. The prior year financial statements included an investment in a AAA rated mutual fund, with underlying investments in securities with an average maturity of approximately 3 years and an average duration of approximately 1.8 years as a cash equivalent. Pursuant to our accounting and reporting policies for cash and cash equivalents, these investments should have been classified as short term investments in our consolidated balance sheet. Accordingly, we have revised our current and previous disclosures to reclassify the investment from cash equivalents to short-term, available-for-sale, investments.
The impact of the revision on TSC’s Consolidated Balance Sheet for the year ended December 31, 2006 is set forth below.

	As originally		As
	filed		revised
	December 31,		December 31,
	2006	Revision	2006
CURRENT ASSETS:
Cash and cash equivalents	$13,510	$(6,586)	$6,924
Short-term investments	—	6,586	6,586
Receivables, less allow for doubtful receivables of $66	7,655	—	7,655
Loan receivable	3,400	—	3,400
Other current assets	575	—	575

Total current assets	25,140	—	25,140
COMPUTERS, FURNITURE AND EQUIPMENT, NET	35	—	35
INTANGIBLE ASSETS, NET	867	—	867

Total assets	$26,042	—	$26,042

The impact of the revision on TSC’s Consolidated Statement of Cash Flows for the year ended December 31, 2006 and 2005 is set forth below. The revision had no impact on net cash used in operating or financing activities, the details of which were therefore condensed in the below presentation.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As
	Originally			As Originally
	Filed		As Revised	Filed		As Revised
	December		December 31,	December 31,		December
	31, 2006	Revision	2006	2005	Revision	31, 2005
Net loss	$(8,834)	$—	$(8,834)	$(17,405)	$—	$(17,405)
Net Cash used in operating activities	(3,912)	—	(3,912)	(9,015)	—	(9,015)
CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of short-term investments	—	(375)	(375)	—	—	—

Sales of short-tem investments	—	4,500	4,500	—	(152)	(152)

Capital expenditures	(42)	—	(42)	(305)	—	(305)
Net assets of acquired businesses, net of cash	(2,734)	—	(2,734)	—	—	—

Net Cash used in (provided by) investing activities	(2,776)	4,125	1,349	(305)	(152)	(457)

Net Cash used in financing activities	—	—	—	(513)	—	(513)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	63	—	63	(64)	—	(64)
DECREASE IN CASH AND CASH EQUIVALENTS	(6,625)	4,125	(2,500)	(9,897)	(152)	(10,049)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,135	(10,711)	9,424	30,032	(10,559)	19,473

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,510	$(6,586)	$6,924	$20,135	$(10,711)	$9,424

NOTE 5 — RECEIVABLES
Receivables consisted of the following:

	December 31,	December 31,
	2007	2006
Amounts billed to clients	$3,230	$6,358
Unbilled revenues	293	1,363

	3,523	7,721
Allowance for doubtful receivables	(10)	(66)

	$3,513	$7,655

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
Changes in TSC’s allowance for doubtful receivables were as follows:

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	December 31,
	2007	2006
Beginning balance	$66	$66
Bad debt expense	30	—
Accounts written off	(86)	—

	$10	$66

NOTE 6 — LOAN RECEIVABLE
At December 31, 2005, TSC had a non-current loan receivable carried on its books in the amount of $3,545. The loan required semi-annual, interest-only payments (no principal), and had a maturity of February 25, 2008. In early 2007, TSC and the borrower agreed to a settlement whereby the borrower paid TSC $3,400, in full settlement of the loan. This payment was received by TSC on February 16, 2007 and the loan was canceled at that time. Accordingly, TSC took a $145 charge against 2006 earnings, to write-down the value of the loan to its net realizable value at December 31, 2006.
NOTE 7 — COMPUTERS, FURNITURE AND EQUIPMENT
Computers, furniture and equipment consisted of the following:

	December 31,	December 31,
	2007	2006
Computers	$6,882	$6,669
Furniture and equipment	1,133	1,782

	8,015	8,451
Accumulated depreciation	(7,822)	(8,416)

	$193	$35

Depreciation expense was $55, $96, and $359 for the years ended December 31, 2007, 2006 and 2005, respectively. During 2006, TSC recorded a loss on disposal of fixed assets of $319 related to software that was not being used.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 8 — GOODWILL
The change in the carrying amounts of goodwill for the years ended December 31, 2007 and 2006 were as follows:

Balance at December 31, 2005	$—

Business Combinations	2,193
Goodwill impairment	(2,193)

Balance at December 31, 2006	$—

Business Combinations	—
Goodwill Impairment	—

Balance at December 31, 2007	$—

In accordance with SFAS 142, TSC periodically reviews recorded goodwill for potential impairment. This review is performed annually or if an event occurs that may reduce the fair value of an acquisition below its carrying value. In accordance with TSC’s policy to annually review goodwill for impairment in the fourth quarter of each year, TSC recorded an impairment charge of $2,913 as of December 31, 2006, representing the carrying value of goodwill on TSC’s books as of that date. This goodwill had been recorded as part of the Charter acquisition but, due to the full integration of Charter into the business of TSC, the goodwill was evaluated at the enterprise level. The analysis for potential impairment included a review of current and expected future operating results. A valuation was performed which included tests of (1) discounted cash flows, (2) market comparables and (3) market capitalization. Based on the impairment analysis, TSC recorded an impairment charge for the full amount of goodwill carrying value as of December 31, 2006.
In the second quarter of 2005, TSC reviewed the goodwill it had previously recorded in connection with the Proceed acquisition. Based on a termination of a business agreement with a third party, the expected revenues and earnings from the Proceed business had declined and, accordingly, TSC recorded a $587 charge to recognize impairment of the full amount of Proceed goodwill.
In conjunction with TSC’s policy to annually review goodwill for impairment, TSC recorded an impairment charge of $7,297 as of December 31, 2005, representing the remaining carrying value of goodwill on TSC’s books as of that date. This goodwill had been recorded as part of the Zamba acquisition but, due to the full integration of Zamba into the business of TSC, the goodwill was evaluated at the enterprise level. The analysis for potential impairment included a review of current and expected future operating results. A valuation was performed which included tests of (1) discounted cash flows, (2) market comparables and (3)

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
market capitalization. Based on the impairment analysis, TSC recorded an impairment charge for the full amount of goodwill carrying value as of December 31, 2005.
NOTE 9 — INTANGIBLE ASSETS, NET
As of December 31, 2007 and 2006, TSC’s acquired intangible assets with definite lives were as follows:

		Non-
	Customer	compete	Other
	related	agreements	Agreements	Trademarks	Total
Balance as of December 31, 2005	$747	$144	$88	$269	$1,248

Amortization	(849)	(71)	(76)	—	(996)
Business combinations	385	100	450	—	935
Impairment loss	—	(73)	(247)	—	(320)

Balance as of December 31, 2006	283	100	215	269	867
Amortization	(128)	(54)	(24)	—	(206)
Impairment loss	—	—	(143)	—	(143)

Balance as of December 31, 2007	$155	$46	$48	$269	$518

Weighted Average Amortization Period in Years	3.2	0.9	1.3	Not applicable
In addition to the intangible assets above with definite lives, TSC has an intangible asset related to the trade name of Charter (See Note 3), in the amount of $269, which has an indefinite life.
The impairment loss in 2007 of $143 was recorded as a result of the termination of certain of the Charter employees. The impairment loss in 2006 of $320 was recorded as a result of the termination of certain Charter employees and a decision to not pursue the Proceed business.
The following table summarizes the estimated annual pretax amortization expense for these assets:

Calendar Year
2008	$189
2009	42
2010	15
2011	3

$249

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 10 — INCOME TAXES
The provision for income taxes consisted of the following:

	For the years ended December 31,
	2007	2006	2005
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total current	—	—	—

Deferred:
Federal	(2,654)	(2,442)	(3,154)
State	(632)	(588)	(752)
Foreign	—	—	—
Valuation allowance	3,286	3,030	3,906

Total deferred	—	—	—

Provision for income taxes	$—	$—	$—

Total income tax provision differed from the amount computed by applying the federal statutory income tax rate to the loss due to the following:

	For the years ended December 31,
	2007	2006	2005
Federal tax benefit at statutory rate	$(2,903)	$(3,092)	$(6,092)
State tax benefit, net of Federal benefit	(411)	(379)	(488)
Effect of foreign tax rate differences	—	52	75
Nondeductible goodwill and intangibles	—	262	2,558
Other	28	127	41
Valuation allowance	3,286	3,030	3,906

Income tax provision	$—	$—	$—

Deferred tax assets and liabilities were comprised of the following:

	At December 31,
	2007	2006
Deferred tax assets:
Net operating losses and credits	$30,027	$27,249
Net operating loss resulting from exercise of former subsidiary stock options	7,269	7,269
Deferred income taxes due to former subsidiary	(6,210)	(6,210)
Receivable valuation allowances and reserves for possible losses	4	26

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At December 31,
	2007	2006
Legal and other accruals	905	1,180
Depreciation	149	321
Goodwill and intangible assets	1,555	1,552
Restructuring and other charges	—	160
Accrued bonuses	220	461
Stock based compensation expense	500	286
Valuation allowance	(34,046)	(32,119)

Total deferred tax assets	373	175

Deferred tax liabilities:
Other	(373)	(175)

Total deferred tax liabilities	(373)	(175)

Net deferred tax asset	$—	$—

During 2003, TSC established a valuation allowance for its entire net deferred tax asset. The total federal net operating loss carry-forwards, subject to certain limitations, amount to approximately $84,000 and expire in 2021 through 2027.
On February 15, 2000, TSC distributed the common stock of eLoyalty Corporation (“eLoyalty”) owned by TSC to TSC’s stockholders (the “Spin-Off”). eLoyalty operated within TSC prior to the Spin-Off and is now a separate, publicly traded company. In connection with the eLoyalty Spin-Off, TSC option holders (excluding eLoyalty employees and directors who were not also directors of TSC) had each of their options granted prior to June 22, 1999 converted into one adjusted TSC option and one eLoyalty option. When a Company employee exercises an eLoyalty option, the employee may recognize taxable income (the “Option Deduction”). TSC obtained a ruling from the Internal Revenue Service (IRS), which provides that TSC is entitled to deduct the Option Deduction on its Federal Income Tax return. The net operating loss resulting from the exercise of former subsidiary stock options represents the future tax benefit attributable to this Option Deduction. As part of the Spin-Off, TSC entered into a Tax Sharing and Disaffiliation Agreement (the “Agreement”) with eLoyalty Corporation. Under the terms of the Agreement, TSC agreed to reimburse eLoyalty for certain tax benefits attributable to this deduction when and if the actual tax benefit is realized by TSC. As a result of the valuation allowance established in 2003, this amount has been offset against the deferred tax assets.
Income (loss) before income taxes consisted of the following:

	For the years ended December 31,
	2007	2006	2005
United States	$(8,295)	$(8,852)	$(17,187)
Foreign	—	18	(218)

Total	$(8,295)	$(8,834)	$(17,405)

No income taxes were paid during the years ended December 31, 2007, 2006 or 2005.
As of December 31, 2007, we had approximately $84 million of tax net operating loss carry-forwards. Realization of any benefit from our tax net operating losses is dependent on our ability to generate future taxable income and the absence of certain “ownership changes” of our common stock. An “ownership change,” as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating losses to offset any future taxable income. Furthermore, due to several ownership changes over the years — as defined by federal income tax rules — it is possible that our ability to use our net operating losses would be limited.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On January 1, 2007, the Company adopted the provisions of the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”(“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company previously recorded a full valuation allowance against its entire net deferred tax asset and continues to provide a full valuation allowance for all tax benefits generated. The implementation of FIN 48 did not result in a change to the net deferred tax assets recorded. The Company or one of its subsidiaries files income tax returns in the U.S. Federal and various state jurisdictions as well as certain foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before 2000 and its subsidiaries are no longer subject to non-U.S. income tax examinations for years before 2000. The Company has no accrued interest or penalties. If any interest expense or penalties were incurred, the Company would include them in operating expenses.
A reconciliation of the beginning and ending unrecognized tax benefits is as follows:

Balance at January 1, 2007	$1,293
Additions based on tax position related to the current year	68
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$1,361

All of the unrecognized tax benefits relate to net operating losses. Thus, because of the full valuation allowance associated with TSC’s deferred tax assets, none of these unrecognized tax benefits would impact the effective tax rate if reversed.
NOTE 11 — CAPITAL STOCK
TSC has a stock repurchase program, which allows for share repurchases of up to 576,266 shares of outstanding Company common stock (the “Repurchase Program”). During the years ended December 31, 2007 and 2006, TSC did not repurchase any shares under the Repurchase Program. Through December 31, 2007, TSC has repurchased an aggregate total of 341,906 shares and there were 234,360 shares available to be purchased under the Repurchase Program.
The timing and size of any future stock repurchases are subject to market conditions, stock prices, cash position and other cash requirements. Such repurchases are intended, among other things, to cover issuance of stock under TSC’s employee stock option plans.
NOTE 12 — EMPLOYEE STOCK PURCHASE PLAN
The Technology Solutions Company 1995 Employee Stock Purchase Plan (the “Stock Purchase Plan”) was qualified as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. TSC terminated the Stock Purchase Plan as of December 31, 2005. The Stock Purchase Plan was administered by the Compensation Committee of the Board of Directors. The Stock Purchase Plan permitted eligible employees to purchase an aggregate of 184,375 shares of TSC’s Common Stock.
Shares were purchased for the benefit of the participants at the end of each three month purchase period. The number of shares of TSC’s Common Stock purchased under the Stock Purchase Plan during the years ended December 31, 2005 was 13,238. TSC received cash from these purchases

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
during the year ended December 31, 2005 of $141. The cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.
NOTE 13 — STOCK-BASED COMPENSATION
In 2007, the TSC Board of Directors approved a Chairman of the Board Compensation Plan, whose purpose is to acknowledge and compensate the Chairman of the Board for the contribution he makes both to the Board and the overall performance of TSC. Awards under the program are to be made based upon the Compensation Committee’s recommendation of certain performance criteria. No awards under the program were made in the year ended December 31, 2007.
On September 26, 1996, TSC’s stockholders approved the Technology Solutions Company 1996 Stock Incentive Plan (the “1996 Plan”). The 1996 Plan replaced each of the Technology Solutions Company’s Stock Option Plan (the “Original Plan”), the Technology Solutions Company 1992 Stock Incentive Plan (the “1992 Plan”) and the Technology Solutions Company 1993 Outside Directors Stock Option Plan (the “1993 Plan” and, together with the Original Plan and the 1992 Plan, the “Predecessor Plans”). No awards may be made under the Predecessor Plans. Previous awards made under the Predecessor Plans are not affected. Shares subject to awards made under any of the Predecessor Plans were available under the 1996 Plan, under certain circumstances, to the extent that such shares are not issued or delivered in connection with such awards. The 1996 Plan expired on September 25, 2006.
The 1996 Plan and the Predecessor Plans authorized the grant of a variety of stock options and other awards if authorized by TSC’s Board of Directors at prices not less than the fair market value at the date of grant. Options granted under the 1996 Plan are generally exercisable beginning twelve months after date of grant and are fully exercisable within thirty-six months from date of grant. Restricted stock units granted under the 1996 Plan are exercisable as to one-third after twelve months from the date of the grant. The second and third one-third of the restricted stock units are exercisable after twenty four and thirty six months, respectively, subject to TSC achieving certain performance measures. Since the 1996 Plan expired on September 25, 2006 there are no shares available for grant at December 31, 2006 under shareholder approved plans. There were 291,246 options and other awards available for grant under the 1996 Plan as of December 31, 2005.
During 2006, TSC issued 170,000 inducement option grants under the Charter Inducement Option Grants as an inducement for certain senior employees of Charter to accept employment with TSC following TSC’s acquisition of Charter (see Note 3).
In addition, TSC has a 2006 Employment Inducement Award Plan for a total of 375,000 options for the purpose of granting stock options or restricted stock units to certain individuals to accept employment with TSC. During 2007 and 2006, TSC issued 91,500 and 159,000 inducement options, respectively, under the plan and has 124,500 awards available for grant under the plan as of December 31, 2007.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As discussed in Note 2, TSC adopted the provisions of SFAS 123R on January 1, 2006 and, accordingly, records compensation expense for all employee share-based payments at fair values over the service period underlying the arrangement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2007	2006	2005
Expected volatility	58.4%	63.9%	85.8%
Risk-free interest rates	4.4%	4.4%	3.8%
Expected lives	4.5 years	4.5 years	4.5 years
Weighted-average grant date fair value of options granted	$3.24	$4.71	$13.26
The expected volatility is based on historical volatility of TSC’s stock. The risk-free interest rate is based on the US Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected lives of the options are based on evaluations of historical exercise behavior. TSC has not paid and does not anticipate paying dividends; therefore, the expected dividend yield is assumed to be zero.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the status of TSC’s option plans is presented below:

	For the Years Ended December 31,
		2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	2007	Prices	2006	Prices	2005	Prices
Outstanding at beginning of year	613,302	$15.12	387,380	$25.68	674,366	$29.59
Granted — under 1996 Plan			50,000	$10.87	50,254	$19.48
Granted — Inducement Options	91,500	$6.20	329,000	$8.03	—
Exercised	—		—		(811)	$10.62
Forfeited	(223,636)	$9.09	(153,078)	$25.20	(336,429)	$32.63

Outstanding at end of year	481,166	$14.03	613,302	$15.12	387,380	$25.68

Exercisable at end of year	291,277	$18.86	293,571	$22.57	375,130	$26.01

For Options Outstanding at End of Year:

Weighted-Average Remaining Contractual Term		2 years		8 years		6 years

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the year ended December 31, 2006, TSC granted 220,000 restricted stock units. The following is a summary of the status of TSC’s non-vested shares as of December 31, 2007:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at December 31, 2005	—	—

Granted	220,000	$9.43
Vested	—	—
Forfeited	(41,000)	$9.49

Non-vested at December 31, 2006	179,000	$9.42

Granted	—	—
Vested	(73,208)	$9.39
Forfeited	(49,209)	$9.35

Non-vested at December 31, 2007	56,583	$9.52

As of December 31, 2007 and 2006, there was approximately $667 and $2,536, respectively, of total unrecognized compensation expense related to non-vested stock-based compensation arrangements (options and restricted stock units). This expense is expected to be recognized over a weighted-average period of 2.0 and 2.4 years for 2007 and 2006, respectively.
There were no options exercised during the years ended December 31, 2007 or 2006. TSC received cash from options exercised during the year ended December 31, 2005 of $9. The cash receipt was included in financing activities in the accompanying consolidated statements of cash flows.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 14 — BUSINESS SEGMENTS
TSC currently operates within one reportable business segment. The following is revenue and long-lived asset information by geographic area:

	United	Foreign
For and as of the year ended December 31, 2007	States	Subsidiaries	Total
Revenues	$26,386	$—	$26,386
Identifiable assets	$15,431	$3	$15,434

	United	Foreign
For and as of the year ended December 31, 2006	States	Subsidiaries	Total
Revenues	$42,402	$220	$42,622
Identifiable assets	$26,039	$3	$26,042

	United	Foreign
For and as of the year ended December 31, 2005	States	Subsidiaries	Total
Revenues	$41,252	$243	$41,495
Identifiable assets	$32,601	$198	$32,799
Foreign revenues and identifiable assets are based on the country in which the legal subsidiary is domiciled. No single foreign country’s revenues or identifiable assets were material to the consolidated revenues or identifiable assets of TSC.
NOTE 15 — MAJOR CLIENTS
TSC’s two largest clients in 2007 accounted for 34 percent of revenues before reimbursements. TSC’s largest client in 2006 accounted for 34 percent of revenues before reimbursements. In 2005, TSC’s largest client accounted for 17 percent of revenues before reimbursements.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 16 — COMMITMENTS AND CONTINGENCIES
TSC leases an office facility under an operating lease expiring in February, 2010. Additionally, TSC leases various properties and office equipment under operating leases and has other commitments expiring at various dates. Rental expense for all operating leases and other commitments approximated $201, $708 and $971 for the years ended December 31, 2007, 2006 and 2005, respectively. Future minimum rental commitments under non-cancelable operating leases and other commitments with terms in excess of one year are as follows:

Calendar Year	Amount
2008	$258
2009	252
2010	65

Total	$575

TSC is party to lawsuits arising in the normal course of its business. In the opinion of management, based upon presently available information relating to all such matters, either adequate provision for probable costs has been made, or the ultimate costs resulting will not have a material adverse effect on TSC’s consolidated financial position, results of operations or cash flows.
In addition, under certain executive contracts TSC is committed to pay salary continuance and provide health benefits.
NOTE 17 — STOCKHOLDER RIGHTS PLAN
On October 29, 1998, the Board of Directors adopted a Stockholder Rights Plan (the “Rights Plan”). The Rights Plan is intended to assure fair and equal treatment for all of TSC’s stockholders in the event of a hostile takeover attempt.
On February 9, 2000, the Rights Plan was amended to remove certain restrictions on the ability of TSC to redeem or amend the Rights following specified changes in the composition of the Board of Directors.
On April 25, 2002, the Rights Plan was amended to allow the State of Wisconsin Investment Board (“SWIB”) to acquire up to an aggregate total of 20 percent of the outstanding common stock of TSC without triggering a distribution of rights under the Rights Plan.
Under the terms of the Rights Plan, each share of TSC’s Common Stock has associated with it one Right. Each Right entitles the registered holder to purchase from TSC one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, at an exercise price of $100 (subject to adjustment). The Rights become exercisable under certain circumstances following the announcement that any person has acquired 15 percent or more (20 percent in the case of SWIB) of TSC’s Common Stock or the announcement that any person has

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
commenced a tender offer for 15 percent or more (20 percent in the case of SWIB) of TSC’s Common Stock.
In general, TSC may redeem the Rights in whole, but not in part, at a price of $.01 per Right at any time until ten days after any person has acquired 15 percent or more (20 percent in the case of SWIB) of TSC’s Common Stock. The Rights will expire on October 29, 2008, unless earlier redeemed by TSC or exchanged for other shares of TSC’s Common Stock.
Under specified conditions, each Right will entitle the holder to purchase TSC’s Common Stock (or if TSC is acquired in a merger or other business combination, common stock of the acquirer) at the exercise price having a current market value of two times the exercise price. The terms of the Rights may be amended by TSC’s Board of Directors.
NOTE 18 — COMPREHENSIVE INCOME (LOSS)
TSC’s comprehensive income (loss) and related tax effects were as follows:

	Before-Tax	Tax	Net-of-Tax
For the Year Ended December 31, 2007	Amount	Expense	Amount
Cumulative translation adjustment	$(30)	$—	$(30)

Other comprehensive loss	$(30)	$—	$(30)

	Before-Tax	Tax	Net-of-Tax
For the Year Ended December 31, 2006	Amount	Expense	Amount
Cumulative translation adjustment	$(30)	$—	$(30)

Other comprehensive loss	$(30)	$—	$(30)

	Before-Tax	Tax	Net-of-Tax
For the Year Ended December 31, 2005	Amount	Expense	Amount
Cumulative translation adjustment	$35	$—	$35

Other comprehensive income	$35	$—	$35

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 19 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
Revenues	$7,274	$6,852	$6,244	$6,016
Cost of services	$7,217	$6,066	$5,862	$5,068
Goodwill and intangible asset impairments	$143	$—	$—	$—
Operating loss	$(3,239)	$(2,810)	$(2,392)	$(323)
Net loss	$(3,039)	$(2,690)	$(2,266)	$(300)

Basic net loss per common share	$(1.21)	$(1.06)	$(0.89)	$(0.12)
Diluted net loss per common share	$(1.21)	$(1.06)	$(0.89)	$(0.12)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
Revenues	$10,673	$12,987	$10,033	$8,929
Cost of services	$8,230	$10,424	$9,763	$7,221
Goodwill and intangible asset impairments	$—	$—	$—	$3,233
Operating loss	$(585)	$(1,010)	$(2,677)	$(5,406)
Net loss	$(307)	$(913)	$(2,342)	$(5,272)

Basic net loss per common share	$(0.13)	$(0.36)	$(0.93)	$(2.10)
Diluted net loss per common share	$(0.13)	$(0.36)	$(0.93)	$(2.10)

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 20 — OTHER EVENTS
RESTRUCTURING AND OTHER CHARGES — On December 5, 2005, TSC’s Chief Executive Officer resigned and TSC’s Lead Director was named Chairman and Acting Chief Executive Officer. In addition, on December 15, 2005, TSC implemented initiatives to further reduce costs. These cost reductions included headcount reductions, reduction in office space to reflect current needs and the termination of a contract with a vendor. As a result of these events, TSC recorded restructuring and other charges of $1,158 during the quarter ended December 31, 2005. This charge included $438 in severance pay for the former Chief Executive Officer and $720 in headcount reductions of client officers and corporate staff, reduction in office space to reflect current needs, and the termination of a contract with a vendor. The balance has been fully utilized as of December 31, 2007. The following table provides the components of this charge.

		Cash(1)	Non-cash	Balance as of
Restructuring and Other Charges – Q4 2005 (in thousands)	Charge	Payments	Usage	Dec. 31, 2007
Former CEO severance costs	$438	$438	$—	$—
Severance costs (9 employees)	340	340	—	—
Office reduction	273	273	—	—
Other costs	107	107	—	—

Total	$1,158	$1,158	$—	$—

(1)	Net cash payments totaling $293 were made during 2007.
During the quarter ended June 30, 2005, TSC recorded $1,687 in restructuring and other charges as a result of a strategic realignment and the related cost reductions. This charge consisted of the severance costs of professional personnel, office closures and other costs. During the quarter ended December 31, 2005, TSC reversed $113 of this charge mainly due to more favorable sublease terms for one of the closed offices. The balance has been fully utilized as of December 31, 2007. The following table provides the components of this charge.

		Cash(2)	Non-cash	Balance as of
Restructuring and Other Charges – Q2 2005 (in thousands)	Charge	Payments	Usage	Dec. 31, 2006
Severance costs (23 employees)	$1,173	$1,111	$62	$—
Office closures	511	333	178	—
Other costs	3	2	1	—

Total original charge	1,687	1,446	241	—
Q4 2005 adjustment	(113)	—	(113)	—

Total	$1,574	$1,446	$128	$—

(2)	Net cash payments totaling $20 were made during 2007.
In the second quarter of 2003, TSC recorded $5,211 in restructuring and other charges as a result of organizational changes announced in June 2003. These charges consisted of the severance costs of professional personnel and executives, and office reductions as well as professional fees incurred in connection with terminated negotiations with a party that had expressed interest in acquiring TSC. In the first quarter of 2004, this charge was reduced by $266 to $4,945 as TSC was able to favorably terminate one of its office leases. In the second quarter of 2005, this charge

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
was reduced by $13 to $4,932 and TSC made the final payment on its remaining contractual lease obligation. Accordingly, no further payments are due on this charge. The following table provides the components of this charge.

		Cash(3)	Non-cash	Balance as of
Restructuring and Other Charges – 2003	Charge	Payments	Usage	Dec. 31, 2006
Severance costs (approximately 30 employees)	$3,917	$3,860	$33	$24
Office reductions	921	592	64	265
Professional fees	373	383	—	(10)

Total original charge	5,211	4,835	97	279
2004 adjustment	(266)	—	—	(266)
2005 adjustment	(13)	—	—	(13)

Total	$4,932	$4,835	$97	$—

(3)	There were no cash payments made during 2007.
In 2000, TSC recorded a pre-tax charge of $4,701 for the closure of its Latin American operations. Subsequently in 2000, TSC collected $400 of accounts receivable previously written-off and, as a result, the cumulative charge was reduced to $4,301. This charge was further reduced by $181 to $4,120 during the quarter ended March 31, 2004 as TSC completed the closure of its Latin America operations and, accordingly, no further payments are due. The following table provides the components of this charge.

		Cash(4)	Non-cash	Balance as of
Latin America Charge – 2000	Charge	Payments	Usage	Dec. 31, 2006
Severance costs (approximately 40 employees)	$1,785	$1,574	$—	$211
Other costs	—	30	—	(30)
Asset write-offs	2,916	—	2,916	—

Total original charge	4,701	1,604	2,916	181
Accounts receivable collections – 2000	(400)	(400)	—	—
2004 adjustment	(181)	—	—	(181)

Total	$4,120	$1,204	$2,916	$—

(4)	There were no cash payments made during 2007.
In 1999, TSC recorded $6,967 in restructuring and other charges associated with lease terminations, former executive severance costs, CourseNet Systems, Inc. acquisition costs and asset write-offs. On February 15, 2000, TSC distributed the common stock of eLoyalty Corporation (“eLoyalty”) owned by TSC to TSC’s stockholders (the “Spin-Off”). eLoyalty operated within TSC prior to the Spin-Off and is now a separate, publicly traded company. TSC determined that a portion of the lease terminations became unnecessary due to changes in TSC office usage by TSC and eLoyalty and also determined that the actual costs for these lease terminations would be less than previously anticipated and, as a result, the cumulative charge was reduced by $2,168 to $4,799 during 2000, 2001, 2002 and 2004. During the quarter ended

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2004, TSC made the final payment on its remaining contractual lease obligation. Accordingly, no further payments are due on this charge. The following table provides the components of this charge.

		Cash(5)	Non-cash	Balance as of
Restructuring and Other Charges – 1999	Charge	Payments	Usage	Dec. 31, 2006
Lease terminations	$3,011	$725	$35	$2,251
Former executive severance costs	1,814	1,747	150	(83)
CourseNet Systems, Inc. acquisition costs	1,300	—	1,300	—
Asset write-offs	842	—	842	—

Total original charge	6,967	2,472	2,327	2,168
2000 adjustment	(404)	—	—	(404)
2001 adjustment	(1,488)	—	—	(1,488)
2002 adjustment	(144)	—	—	(144)
2004 adjustment	(132)	—	—	(132)

Total	$4,799	$2,472	$2,327	$—

(5)	There were no cash payments made during 2007.

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

Technology Solutions Company
PART IV. (CONTINUED)
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)
Item 15(a)(3) Exhibits (Continued)

Exhibit #	Description of Document

10.17	Separation Agreement with Michael R. Gorsage, filed as Exhibit 99.1 to TSC’s Current Report on Form 8-K dated December 5, 2005, is hereby incorporated by reference.

10.18	Employment Agreement with Carl F. Dill. Jr., filed as Exhibit 99.2 to TSC’s Current Report on Form 8-K dated December 5, 2005, is hereby incorporated by reference.

10.19	Employment Agreement with David B. Benjamin, filed as Exhibit 10.3 to TSC’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, is hereby incorporated by reference.

10.20	Employment Agreement with Milton G. Silva-Craig, filed as Exhibit 10.20 to TSC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, is hereby incorporated by reference

10.21	Chairman of the Board Bonus Compensation Plan with Carl F. Dill, Jr., filed as Exhibit 10.1 to TSC’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, is hereby incorporated by reference

10.22	Employment Agreement with Timothy G. Rogers, filed as Exhibit 10.2 to TSC’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, is hereby incorporated by reference

14*	Code of Ethics

21*	Subsidiaries of TSC.

23.1*	Consent of Grant Thornton LLP.

31.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit #	Description of Document

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
Exhibits 10.01 through 10.22 listed above are the management contracts and compensatory plans or arrangements required to be filed as exhibits hereto pursuant to the requirements of Item 601 of Regulation S-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 31, 2008

TECHNOLOGY SOLUTIONS COMPANY
By:	/s/ TIMOTHY G. ROGERS
Timothy G. Rogers
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacity and on the date indicated.

Signature	Title	Date

/s/ CARL F. DILL, JR. Carl F. Dill, Jr.	Chairman and Director	March 31, 2008

/s/ MILTON G. SILVA-CRAIG Milton G. Silva-Craig	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2008

/s/ TIMOTHY G. ROGERS Timothy G. Rogers	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2008

/s/ RAYMOND P. CALDIERO Raymond P. Caldiero	Director	March 31, 2008

/s/ KATHRYN A. DCAMP Kathryn A. DCamp	Director	March 31, 2008

/s/ PAULA KRUGER Paula Kruger	Director	March 31, 2008

/s/ TIMOTHY R. ZOPH Timothy R. Zoph	Director	March 31, 2008