Form 10-K/A
period 2007-12-31
TECHNOLOGY SOLUTIONS COMPANY
filed 2008-04-29
CIK 877645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549
FORM 10-K/A
(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2007
Commission file number 0 — 19433
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
☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐ Accelerated Filer	☑ Non-Accelerated Filer	☐ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (based upon the per share closing price of $6.67 on June 30, 2007, and, for the purpose of this calculation only, the assumption that all of registrant’s directors and executive officers are affiliates) was approximately $15,490,000.
The number of shares outstanding of the registrant’s Common Stock, $.01 par value per share, as of April 29, 2008 was 2,559,247
Documents Incorporated by Reference: None.

EXPLANATORY NOTE:
This amendment on Form 10-K/A (Amendment No. 1) amends our annual report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 31, 2008, and is being filed to furnish the information required by Part III of Form 10-K. The information required by Items 10-13 of Part III is no longer being incorporated by reference to our Proxy Statement. This Amendment is not intended to update other information presented in the annual report as originally filed.
Technology Solutions Company
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Board of Directors
Our Board of Directors currently consists of seven directors. Set forth below are the names of each current member of our Board of Directors, their ages, the year in which each first became a director and their principal occupations and business experience during the past five years.
Liz Alhand, age 52, has been a Director of the Company since April 2008.  Ms. Alhand serves on our Audit committee as our Financial Expert. Ms. Alhand served as the Executive Vice-President and Chief Financial Officer for the Harris County Hospital District (HCHD), in Houston, Texas from 2006 to 2007 as Senior Vice-President-Finance and Treasurer at Presbyterian Healthcare Services, from 2003 to 2005.  Prior to joining PHS, Ms. Alhand served as Executive Vice President and Treasurer at SSM Health Care in St Louis from 1995 to 2002.  SSM Health was the first health care winner of the MBNQA in the nation.  In addition, Ms. Alhand is a Registered Nurse, a Certified Public Accountant and has a MBA from the University of Texas.
Raymond P. Caldiero, age 68, has been a Director of the Company since January 1998. He has served as Chairman of The Sequoia Group, Inc., a business consulting firm, since December 2002, and Chairman of Aerospace Technologies Group, Inc., an aviation industry company, since November 2003. From 1990 until 2002, he served as Chairman, President and Chief Executive Officer of CII Inc., a business consulting firm. Mr. Caldiero was employed with Marriott Corporation for over 18 years with his final position being Senior Vice President and Assistant to the Chairman in December 1989. He is currently a member of the Board of Trustees of the Autry Museum in Los Angeles, California, a Trustee of the Princess Grace Foundation – U.S.A and on the Board of Governors of the U.S.O.
Kathryn A. DCamp, age 52, has been a Director of the Company since February 2007. Ms. DCamp has been Senior Executive Advisor to Cisco Systems, Inc. since May 2006. Previously, Ms. DCamp served as Cisco’s Senior Vice President, Human Resources from June 2001 to May 2006, having joined Cisco as Global Compensation Leader in May of 2000. From 1994 until May 2000, Ms. DCamp was Global Leader, Compensation & Executive Programs for GE Capital Corporation.

Carl F. Dill, Jr., age 62, has been Chairman of the Board of the Company since September 2007. He served as Lead Director from August 2007 until September 2007; Chairman of the Board from December 2006 until August 2007; Acting Chief Executive Officer of the Company from December 2005 until December 2006 and as Lead Director of the Company from May 2005 until December 2005. He has been a Director of the Company since July 2001. Since June 2001, he has served as a strategic advisor to a number of high-tech and consulting businesses. From 1998 until 2001, he served as Vice President and Chief Information Officer of Time Warner, Inc. Mr. Dill served from 1982 until 1998 as Senior Vice President and Chief Information Officer for McDonald’s Corporation. He is also a Director of ThoughtWorks, Inc. and an advisory board member for Arxan Technologies, Inc.
Paula Kruger, age 57, has been a Director of the Company since January 2005. Since September 2003, she has served as Executive Vice President for Mass Markets at Qwest Communications International Inc. From December 2001 until September 2003, Ms. Kruger was President of Customer Relationship Management at Electronic Data Systems Corp. (EDS). Ms. Kruger served from September 2000 until May 2001 as a Principal in the technology practice of Heidrick & Struggles. From December 1999 to September 2000, Ms. Kruger served as a Principal at Taylor Winfield in Dallas, Texas. Prior to this time, Ms. Kruger amassed more than 20 years of operating experience in large and medium-sized businesses, including Cablevision, Excel Communications, American Express and Citibank.
Milton G. Silva-Craig, age 40, has been a Director of the Company, as well as the Company’s President and Chief Executive Officer, since December 2006. Prior to joining the Company, Mr. Silva-Craig served as President from June 2004 to March 2006 and Chief Operating Officer from March 2001 to March 2006 of Emageon, Inc., a leading provider of multi-specialty tools for physicians and healthcare professionals. Prior to joining Emageon, Mr. Silva-Craig served at General Electric from 1993 to 2001, running business units in e-Commerce, ASP hosting and digital imaging.
Timothy R. Zoph, age 52, has been a Director of the Company since March 2007. He has served as Vice President and Chief Information Officer of Northwestern Memorial Hospital in Chicago, Illinois since December 1993. From 1984 to 1993, Mr. Zoph served as Chief Information Officer at Froedtert Memorial Lutheran Hospital.
Executive Officers
Set forth below are the names of each current Executive Officers, their ages and their business experiences during the past five years.

Milton G. Silva-Craig	President and Chief Executive Officer
Timothy G. Rogers	Senior Vice President, Chief Financial Officer and Secretary

Milton G. Silva-Craig, age 40 has been a Director of the Company, as well as the Company’s President and Chief Executive Officer, since December 2006. Prior to joining the Company, Mr. Silva-Craig served as President from June 2004 to March 2006 and Chief Operating Officer from March 2001 to March 2006 of Emageon, Inc., a leading provider of multi-specialty tools for physicians and healthcare professionals. Prior to joining Emageon, Mr. Silva-Craig served at General Electric from 1993 to 2001, running business units in e-Commerce, ASP hosting and digital imaging
Timothy G. Rogers, age 46, has been the Chief Financial Officer of the Company since September 25, 2007. Prior to joining the Company, Mr. Rogers co-founded RX Solutions, Inc., a healthcare service organization, where he served as Chief Financial Officer from 2004 until its sale in 2007. From 2001 to 2004, Mr. Rogers served as the Chief Financial Officer for Ortho-Rehab, Inc., a provider of medical products for the rehabilitation market. From 1998 to 2001, Mr. Rogers was the Vice President – Controller for Option Care, Inc., the nation’s largest intravenous healthcare franchisor. In addition, Mr. Rogers has served in various financial positions of increasing responsibility for service and product organizations. Mr. Rogers began his career as an auditor with Arthur Andersen, LLP. He is a Certified Public Accountant.
Agreements with Executive Officers
The Company has entered into an employment agreement with Mr. Milton G. Silva-Craig to serve as its President and Chief Executive Officer. The agreement does not have a fixed expiration date and may be terminated by either party on 30 days written notice. If Mr. Silva-Craig’s employment is terminated by the Company, he will be entitled to receive: (i) his salary and health insurance benefits for a one-year period following the termination; (ii) a one-time termination payment equal to 50 percent of his annual base salary and (iii) immediate vesting of all of his then outstanding stock options. If following a change in control of the Company, Mr. Silva-Craig’s employment is terminated for any reason or he resigns within 90 days, he will be entitled to receive: (i) his salary and health insurance benefits for a one-year period following the date of resignation or termination; (ii) a one-time termination payment equal to 50 percent of his annual base salary; and (iii) immediate vesting of all of his then unvested stock options. The employment agreement also provided that if Mr. Silva-Craig choose to relocate to Chicago, Illinois within 24 months of the date of his employment agreement, the Company will reimburse him, on a grossed-up basis, for his moving expenses. Additionally, if he sold his home in Birmingham, Alabama in connection with the move to Chicago, the Company would reimburse him, on a grossed-up basis, for certain associated sales commissions and closing costs. In connection with his relocation to Chicago in 2007, Mr. Silva-Craig received moving and related expenses totaling $194,253. Mr. Silva-Craig’s annual salary at the end of 2007 was $375,000.
The Company has entered into an employment agreement with Mr. Timothy G. Rogers to serve as its Senior Vice President – Chief Financial Officer and Secretary. The agreement does not have a fixed expiration date and may be terminated by either party on 90 days written notice. If Mr. Rogers’s employment is terminated by the Company, he will be entitled to receive his salary and health insurance benefits for a six month period following the termination. Also upon such a termination, Mr. Rogers’s inducement stock options that are not then exercisable will become exercisable. Mr. Rogers’s annual salary at the end of 2007 was $200,000.

The Company entered into an employment agreement with Mr. Carl F. Dill, Jr. to serve as its executive Chairman of the Board. Pursuant to that agreement, the Company agreed to pay Mr. Dill a salary of $180,000 per year. Mr. Dill’s employment as executive Chairman of the Board of the Company was subsequently terminated, effective August 10, 2007. Mr. Dill’s only compensation at this point is board fees.
The Company entered into an employment agreement with Mr. Philip J. Downey to serve as its Vice President – General Counsel and Corporate Secretary. Pursuant to that agreement, the Company agreed to pay Mr. Downey a salary of $220,000 per year. Mr. Downey’s employment with the Company was subsequently terminated, effective September 10, 2007. Pursuant to the termination provisions of Mr. Downey’s employment agreement, the Company accelerated the vesting of Mr. Downey’s then outstanding restricted stock units, will pay Mr. Downey’s salary and provide Mr. Downey with health insurance benefits until September 10, 2008, and paid Mr. Downey a one-time bonus payment of $88,000 on April 1, 2008.
The Company entered into an employment agreement with Mr. Sandor Grosz to serve as its Vice President and Chief Financial Officer. Pursuant to that agreement, the Company agreed to pay Mr. Grosz a salary of $220,000 per year. Mr. Grosz’s employment with the Company was subsequently terminated, effective September 21, 2007. Pursuant to the termination provisions of Mr. Grosz’s employment agreement, the Company accelerated the vesting of Mr. Grosz’s then outstanding restricted stock units, will pay Mr. Grosz’s salary and provide Mr. Grosz with health insurance benefits until September 21, 2008, and paid Mr. Grosz a one-time bonus payment of $88,000 on April 1, 2008.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10 percent of a registered class of the Company’s equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting Persons are required by the Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of such reports and written representations from certain Reporting Persons, the Company has determined that all Reporting Persons complied with all filing requirements applicable to them in 2007.
Audit Committee
The Board of Directors has an Audit Committee, presently composed of Ms. Alhand, Mr. Caldiero, Ms. Kruger and Mr. Zoph, which monitors the Company’s financial reporting process and internal control systems. Each member of the Audit Committee is financially literate and an “independent director” under the Nasdaq Global Market® rules and meets the other independence requirements of Rule 10A-3 under the Exchange Act. The Audit Committee’s responsibilities are included in its written charter, which was attached to the Company’s 2006 Proxy Statement. Upon her appointment to the Audit Committee, the Board of Directors determined that Ms. Alhand was an audit committee financial expert, as that term is used in Item 407(d)(5) of Regulation S-K under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.
COMPENSATION DISCUSSION AND ANALYSIS
Overview of Compensation Program
The Compensation Committee has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy, programs and practices. The Compensation Committee ensures that the total compensation paid to the Company’s executive leadership team is competitive, reasonable and tied to performance. Generally, the types of compensation and benefits provided to members of the Company’s executive leadership team, including the actively-employed Named Executive Officers (as defined below) follow customary and reasonable compensation practices for similarly-situated companies.
Throughout this proxy statement, the individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during fiscal 2007, as well as the other individuals included in the “Summary Compensation Table” on page 11, are referred to as the “Named Executive Officers.”
Compensation Philosophy and Objectives
The Compensation Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and which aligns executives’ interests with those of the stockholders by rewarding performance at or above established goals, with the ultimate objective of increasing stockholder value. The Compensation Committee evaluates both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that the compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of peer companies. To that end, the Compensation Committee believes executive compensation packages provided by the Company to its executives, including the Named Executive Officers, should include compensation that rewards performance as measured against established goals.
Role of Executive Officers in Compensation Decisions
The Compensation Committee makes all compensation decisions for the Named Executive Officers. Decisions regarding the non-equity compensation of Company employees, other than the Named Executive Officers, are made by the Chief Executive Officer, subject to pre-approved compensation ranges established by the Compensation Committee.
The Chief Executive Officer annually reviews the performance of each Named Executive Officer (other than the Chief Executive Officer and the Chairman, each of whose performance is reviewed by the Compensation Committee). The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and bonus amounts, if any, are presented to the Compensation Committee for review and approval or modification. The Compensation Committee determines the compensation for Named Executive Officers, including any salary adjustments and bonus or equity awards.

Setting Executive Compensation
Based on the foregoing objectives, the Compensation Committee has structured its annual and long-term incentive-based cash and non-cash executive compensation programs to motivate Named Executive Officers to achieve the business goals set by the Company and to reward the Named Executive Officers for achieving such goals. To effectively structure these programs the Company has sought the advice of compensation experts. Specifically, in 2006, the Company engaged Deloitte Consulting LLP to conduct a review of certain of the Company’s base salary, cash bonus and equity incentive programs, including the Named Executive Officers. Additionally, in 2006, the Company engaged Vedder, Price, Kaufman & Kammholz, P.C. to provide the Company with executive compensation market data and advice. The Company used the advice and data offered by these firms in structuring compensation packages for its Named Executive Officers.
2007 Executive Compensation Components
For the fiscal year ended December 31, 2007, the principal components of compensation for Named Executive Officers were:
•	base salary;

•	performance-based cash incentive compensation;

•	long-term equity incentive compensation;

•	401(k) Plan; and

•	perquisites and other personal benefits.
Base Salary
The Company provides Named Executive Officers and other employees with a base salary to compensate them for services rendered during the fiscal year. Base salary ranges for Named Executive Officers are determined for each executive based on his or her position and responsibility and by using market data.
During its review of base salaries for Named Executive Officers, the Compensation Committee primarily considered:
•	market data provided by members of the Compensation Committee and outside consultants;

•	internal review of the executive’s compensation, both individually and relative to other officers; and

•	individual performance of the Named Executive Officer.
Salary levels are typically considered annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility. Merit-based increases to salaries of Named Executive Officers are based on the Compensation Committee’s assessment of the individual’s performance.

Executive Cash and Equity Incentive Compensation
The Company provides cash and stock-based incentive compensation to its Named Executive Officers pursuant to Compensation Governance Guidelines approved by the Compensation Committee on February 27, 2006.
Performance-Based Cash Incentive Compensation
These Compensation Governance Guidelines provide for the calculation of annual cash incentive compensation, subject to Compensation Committee oversight and modification. The Compensation Governance Guidelines include various cash incentive levels based on the participant’s accountability and impact on Company operations, with target award opportunities that are established as a percentage of base salary. These targets range from 30% of base salary to 100% of base salary for the Company’s Named Executive Officers.
For fiscal 2007, 50% to 75% of each Named Executive Officers’ potential annual cash incentive compensation award was based upon achievement of corporate financial objectives. The remaining 25% to 50% of an executive’s incentive compensation award was based upon individual performance as measured through the Company’s performance evaluation process. Cash incentive compensation recommendations for Named Executive Officers are be supported by performance evaluations, which define the executive’s achievement against their specific annual objectives. The Company’s Chief Executive sets the individual performance goals for all Named Executive Officers other than the Chairman and himself. The Compensation Committee sets the individual performance goals for the Company’s Chief Executive Officer and Chairman. The Compensation Committee approves all cash incentive bonus payouts for Named Executive Officers.
Under the Company’s current Compensation Governance Guidelines, Named Executive Officers are not eligible for any annual cash incentive compensation unless the Company meets profitability goals approved by the Compensation Committee. However, the Company’s Chief Executive Officer may request approval of the Compensation Committee for discretionary individual cash incentive bonus awards for Named Executive Officers who exceed individual expectations in a year in which the Company does not meet profitability goals. For 2007, the Company’s Named Executive Officers were not granted any annual cash incentive bonuses.
Long-Term Equity Incentive Compensation
In September 2006, the stockholder-approved Technology Solutions Company 1996 Stock Incentive Plan (the “1996 Plan”) expired, leaving the Company with no ready mechanism to provide its key employees with stock-based compensation. In 2006, in anticipation of the expiration of the 1996 Plan, the Compensation Committee granted: (i) each independent member of the Board of Directors an option to purchase 10,000 shares of Company common stock at a strike price equal to the closing price of Company common stock on the grant date and (ii) certain of the Company’s Named Executive Officers RSU’s ranging from 14,000 to 16,875 per Named Executive Officer. These grants to Named Executive Officers, totaling 44,875 RSU’s, were intended to further align the interests of the Company’s executives with the interests of the Company and to encourage these key employees to focus on long-term Company performance at a time when no further option or stock grants were possible in the immediate future due to the expiration of the 1996 Plan.

Each of the above-referenced stock option grants will vest over a three-year period as follows: (i) one-third of the options granted will vest on the one-year anniversary of the option grant date and (ii) the remaining options granted will vest in equal monthly installments over the next 24 months, commencing on the last day of the calendar month immediately following the one-year anniversary of the option grant date.
Each of the above-referenced RSU grants will vest over a three-year period at a rate of one-third per year, subject to the following terms:
•	One-third will vest on the one-year anniversary of the grant date so long as the grantee has remained an employee through that date;

•
One-third will vest on the two-year anniversary of the grant date so long as: (i) the grantee has remained an employee through that date and (ii) the company earns positive net income, within the meaning of U.S. Generally Accepted Accounting Principles, for the most recent fiscal year prior to that date; and

•
One-third will vest on the three-year anniversary of the grant date so long as: (i) the grantee has remained an employee through that date and (ii) the company earns positive net income, within the meaning of U.S. Generally Accepted Accounting Principles, for the most recent fiscal year prior to that date.

RSU’s that do not vest because of the failure of a condition are forfeited by the grantee and all RSU’s vest upon a defined change of control of the Company. As of the date of this proxy, the Company has no mechanism by which additional RSU’s could be granted to current employees in the future.
Long-Term Equity Incentive Compensation – Inducement Stock Options
On November 9, 2006, the Board of Directors approved the Technology Solutions Company 2006 Employment Inducement Award Plan (the “Inducement Option Plan”). The Inducement Option Plan allows the Company to offer inducement stock options to prospective new employees to induce them to accept employment with the Company. In 2007, six new employees were awarded a total of 91,500 inducement stock options, with the largest single award of 40,000 inducement stock options being granted to the Company’s Chief Financial Officer, Timothy Rogers. The Compensation Committee approves all inducement stock option grants.
Inducement stock option grants are used for the following purposes:
•
to align the interests of the Company’s stockholders and the recipients of awards under the Inducement Option Plan by increasing the participation of such recipients in the Company’s growth and success;

•	to advance the interests of the Company by providing a material inducement for the best available employees to join the Company; and

•	to motivate such persons to act in the long-term best interests of the Company’s stockholders.

Options are awarded at the closing price of the Company’s Common Stock on the Nasdaq Global Market® on the date of the grant. The Compensation Committee has never granted inducement stock options with an exercise price that is less than the closing price of the Company’s Common Stock on the grant date or which are priced on a date other than the grant date.
Absent a provision in an option recipient’s employment agreement to the contrary, inducement stock options granted by the Compensation Committee vest at a rate of one-third on the first anniversary of the option grant date and the remaining options will vest in equal monthly installments over the next 24 months thereafter. Vesting and exercise rights cease upon termination of employment except in the case of death (subject to a one year limitation), disability or retirement. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents.
401(k) Plan
All Company employees, including the Named Executive Officers, are eligible to participate in the Company’s 401(k) plan. The 401(k) plan is a retirement savings plan pursuant to which all employees, including the Named Executive Officers, are able to contribute a portion of their annual salary up to a limit prescribed by the Internal Revenue Service on a before-tax basis. The Company will match each employee’s contribution up to 50% of the lesser of (i) the employee’s annual 401(k) contribution or (ii) the first 6% of the employee’s eligible compensation as adjusted for statutory limits. All employee contributions to the 401(k) Plan are fully-vested upon contribution. All Company matching funds are vested after three years of service with the Company.
Perquisites and Other Personal Benefits
The Company provides Named Executive Officers with de minimis perquisites, such as paid parking, that the Company and the Compensation Committee believe are reasonable and consistent with market practice and its overall compensation program. The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to Named Executive Officers.
Each Named Executive Officer has a written employment agreement. Each of these agreements provides for certain payments to be made by the Company and, in some cases, for stock option vesting acceleration in the event of the Named Executive Officer’s death, disability or termination. Some of these agreements provide for other de minimis perquisites. These employment agreement provisions differ among the Named Executive Officers and should be reviewed individually. All employment agreement provisions providing for such benefits or perquisites to Named Executive Officers are set forth in detail under the heading “Agreements with Executive Officers” on page 3.

The Company has entered into Change of Control and Severance Agreements with certain key employees, including some of the Named Executive Officers. These Change of Control and Severance Agreements are designed to promote stability and continuity of senior management. Information regarding applicable payments under such agreements for the Named Executive Officers is provided under the heading “Agreements with Executive Officers” on page 3.
Tax and Accounting Implications
Deductibility of Executive Compensation
As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that the Company may not deduct compensation of more than $1,000,000 that is paid to certain individuals. The Company believes that compensation paid under incentive compensation plans is generally fully deductible for federal income tax purposes. However, in certain situations, the Compensation Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for its executive officers. In this regard, for fiscal 2007, none of the Named Executive Officers received total compensation in excess of $1,000,000.
COMPENSATION COMMITTEE REPORT
The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement.
Kathryn A. DCamp, Compensation Committee Chairperson
Raymond P. Caldiero
Paula Kruger

The following table sets forth summary information concerning the compensation during the periods indicated of those executive officers of the Company for which such disclosure is required (collectively, the “Named Executive Officers”).
SUMMARY COMPENSATION TABLE

									Change in
									Pension
									Value and
								Non-	Nonquali-
								Equity	fied
								Incentive	Deferred	All
								Plan	Compen-	Other
					Stock		Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus		Awards		Awards	sation	Earnings	sation		Total
Position	Year	($)	($)		($)(1)		($)(2)	($)	($)	($)		($)
Carl F. Dill Jr.	2007	$126,923	$—		$44,269		$—	$—	$—	$—		$171,192
Chairman	2006	360,000	25,000		41,580		13,827	—	—	—		415,407
Milton G. Silva-Craig	2007	$376,442	$—		$—		$152,969	$—	$—	$194,253	(3	$723,664
President and CEO	2006	30,048	175,000		—		11,316	—	—			216,364
Timothy G. Rogers	2007	$54,615	$—		$—		$8,899	$—	$—	$—		$63,514
Senior Vice President, Chief Financial Officer and Secretary
Sandor Grosz	2007	$160,769	$88,000	(4)	$83,208	(5)	$—	$—	$—	$80,456	(6)	$412,433
Former Vice President and	2006	218,333	15,000		34,496		—	—	—	6,550		274,379
Chief Financial Officer
Philip J. Downey	2007	$153,154	$88,000	(7)	$83,068	(8)	$—	$—	$—	$87,013	(9)	$411,235
Former Vice President –	2006	218,333	15,000		34,496		—	—	—	6,550		274,379
General Counsel and Corporate Secretary

(1)
The amounts in this column represent the compensation cost of stock awards granted, which are calculated and expensed by the Company in accordance with Statement of Financial Accounting Standard No. 123(R) for the fiscal year ended December 31, 2007.

(2)
The amounts in this column represent the compensation cost of options granted, which are calculated and expensed by the Company in accordance with Statement of Financial Accounting Standard No. 123(R) for the fiscal year ended December 31, 2007.

(3)	“All Other Compensation” for Mr. Silva-Craig was pursuant to employment agreement and related to moving and closing costs incurred with his relocation to Chicago

(4)	Bonus for Mr. Grosz, which was earned pursuant to his Employment Agreement upon his termination, was paid in April 2008.

(5)	Pursuant to his Employment Agreement, all restricted stock units for Mr. Grosz vested upon his termination.

(6)
“All Other Compensation” for Mr. Grosz represents salary continuance of $60,077 paid to him pursuant to his Employment Agreement upon his termination of employment with the Company and accrued vacation pay of $20,379.

(7)	Bonus for Mr. Downey, which was earned pursuant to his Employment Agreement upon his termination, was paid in April 2008.

(8)	Pursuant to his Employment Agreement, all restricted stock units for Mr. Downey vested upon his termination.

(9)
“All Other Compensation” for Mr. Downey represents salary continuation of $67,692 paid to him pursuant to his Employment Agreement upon his termination of employment with the Company and accrued vacation pay of $19,321.

The following table sets forth summary information concerning grants of equity awards during the fiscal year for those Named Executive Officers of the Company for which such disclosure is required.
GRANTS OF PLAN-BASED AWARDS

								All	All Other
								Other	Option
								Stock	Awards:			Grant
								Awards:	Number			Date Fair
		Estimated Future Payouts			Estimated Future Payouts			Number	of		Exercise	Value of
		Under Non-Equity			Under Equity			of	Securities		or Base	Stock
		Incentive Plan Awards			Incentive Plan Awards			Shares	Under-		Price of	and
		Thresh-		Maxi-	Thresh-		Maxi-	of Stock	lying		Option	Option
	Grant	old	Target	mum	old	Target	mum	of Units	Options		Awards	Awards
Name	Date	($)	($)	($)	($)	($)	($)	(#)	(#)		($/Sh)	($)
Carl F. Dill Jr.
Milton G. Silva-Craig
Timothy G. Rogers	Sep.25, 2007								40,000	(1)	$4.92	$196,800
Sandor Grosz
Philip J. Downey

(1)	Consists of inducement stock options granted pursuant to the Company’s 2006 Employment Inducement Award Plan.

The following table sets forth summary information concerning the outstanding equity awards as of fiscal year end for those Named Executive Officers of the Company for which such disclosure is required.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
									Equity
									Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market or
			Equity					Awards:	Payout
			Incentive					Number	Value
			Plan					of	of
			Awards:				Market	Unearned	Unearned
	Number	Number	Number			Number	Value of	Shares,	Shares,
	of	of	of			of Shares	Shares of	Units or	Units or
	Securities	Securities	Securities			or Units	Units of	Other	Other
	Underlying	Underlying	Underlying			of Stock	Stock	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option		That	That Have	That	That Have
	Options	Options	Unearned	Exercise	Option	Have	Not	Have	Not
	(#)	(#)	Options	Price	Expiration	Not Vested	Vested(1)	Not Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Carl F. Dill, Jr	2,025			$35.80	Jul. 26, 2010
	5,000			$20.00	Aug. 1, 2013
Milton G. Silva-Craig	41,667	83,333		$6.67	Dec. 4, 2016	83,333	$234,166
Timothy G. Rogers		40,000		$4.92	Sep. 25, 2007	40,000	$112,400
Sandor Grosz
Philip J. Downey	3,025			$29.75	June 22, 2009
	500			$108.80	Sept. 10, 2009
	125			$39.80	Sept 10, 2009
	125			$19.40	Sept. 10, 2009
	2,000			$20.00	Sept. 10, 2009
	2,500			$22.40	Sept. 10, 2009

(1)	Based on closing market price of Company common stock on December 31, 2007 of $2.81.
The following table sets forth summary information concerning the exercise of options and the vesting of stock as of fiscal year end for those Named Executive Officers of the Company for which such disclosure is required.
OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
			Number of Shares
	Number of Shares	Value Realized	Acquired on	Value Realized
	Acquired on Exercise	on Exercise	Vesting	on Vesting
Name	(#)	($)	(#)	($)
Sandor Grosz	14,000	83,208
Philip J. Downey	14,000	83,068
Carl F. Dill, Jr.	5,625	44,269

Director Compensation
Annual compensation for those Directors who are not employees of the Company (“Outside Directors”) is $25,000, plus reimbursement of expenses incurred in attending meetings. The Chairman of the Board receives an additional annual payment of $25,000 and Board Committee Chairpersons receive additional annual payments of $3,000. Each Outside Director receives a meeting fee of $1,500 for a Board Meeting and $1,000 for a Committee Meeting.
Further, in accordance with Mr. Dill’s re-designation to Chairman, the Compensation Committee of the Board of Directors (the “Board”) of the Company approved, on September 12, 2007, the Chairman of the Board Bonus Compensation Plan (the “Chairman Plan”). Under the Chairman Plan, the Chairman of the Board will receive 5,625 units (the “Units”) on March 14, 2008 and March 13, 2009 (the “Award Date”). Depending on the Chairman’s performance, as determined by the Governance Committee when applying the performance criteria set forth by the Compensation Committee, the Chairman will be entitled to bonus compensation in an amount between zero dollars ($0.00) and up to the value of one hundred fifty percent (150%) of the Units multiplied by the closing stock price of the Company’s common stock on the Award Date.
In addition, each Outside Director appointed prior to 2007 holds stock options issued under the Technology Solutions Company 1993 Outside Directors Plan, as amended (the “1993 Plan”), and/or the Technology Solutions Company 1996 Stock Incentive Plan, as amended (the “1996 Plan”). In 2007, no such grants were made. Each stock option granted to an Outside Director under the 1996 Plan will become exercisable, depending on the time at which it was originally granted, either (i) in thirty-six equal monthly installments, commencing on the last day of the calendar month immediately following the month the option is granted or (ii) in one installment of one-third of the shares on the one-year anniversary of the option grant date followed by equal monthly installments of the remaining options over the following 24 months, commencing on the last day of the calendar month immediately following the one-year anniversary of the option grant date. Both the 1993 Plan and the 1996 Plan have now expired and no new options will be issued thereunder.

The following table sets forth summary information concerning the 2007 compensation of the Directors of the Company for which such disclosure is required.
DIRECTOR COMPENSATION

					Change in
					Pension
	Fees				Value and
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compen-	All Other
	Cash	Awards	Awards	Compensation	sation	Compensation	Total
Name	($)	($)	($)(1)	($)	Earnings	($)	($)
Elizabeth Alhand(2)
Raymond P. Caldiero	54,575		20,417				74,992
Kathryn A. DCamp	43,975						43,975
Carl F. Dill, Jr.	27,430						27,430
Paula Kruger	52,500		30,424				82,924
Timothy R. Zoph	41,430						41,430
Gerald Luterman (3)	19,500						19,500
John R. Purcell(4)	6,250						6,250

(1)
The amounts in this column represent the compensation cost of options granted, which are calculated and expensed by the Company in accordance with Statement of Financial Accounting Standard No. 123(R) for the fiscal year ended December 31, 2007.

(2)	Ms. Alhand was appointed to the Board of Directors on April 21, 2008

(3)	Mr. Luterman declined to stand for re-election as a Director at the Company’s 2007 Annual Meeting.

(4)	Mr. Purcell resigned as a Director, effective February 21, 2007
Compensation Committee Interlocks and Insider Participation
Ms DCamp, Ms Kruger, Mr. Caldiero and former Directors Luterman and Purcell served as members of the Compensation Committee of the Board of Directors in 2007. No current member of the Compensation Committee is or was an officer or employee of the Company or any of its subsidiaries. Furthermore, no member of the Compensation Committee has any relationship requiring disclosure under Item 404 of Regulation S-K. Finally, no executive officer of the Company served during 2007 as a director or a member of a compensation committee of any entity that had an executive officer serving as a Director of the Company or a member of the Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT
The following table sets forth information as of April 29, 2008 concerning the beneficial ownership of Common Stock for each director, named executive officer and all directors and executive officers as a group. Unless otherwise noted, the listed persons have sole voting and investment power with respect to the shares held in their names, subject to community property laws if applicable.

	Number	% of Total
	of	Outstanding
	Shares(1)	Shares(2)
Director
Elizabeth Alhand	0	*
Raymond P. Caldiero	15,689	*
Kathryn A. DCamp	0	*
Paula Kruger	8,414	*
Timothy R. Zoph	0	*

Named Executive Officers
Milton G. Silva-Craig	69,721	*
Timothy G. Rogers	0	*
Carl F. Dill, Jr.	19,650	*
Philip J. Downey	19,995	*
Sandor Grosz	10,628	*
All directors and named executive officers as a group (10 persons)	144,097	*

*	less than one percent

(1)
Includes shares that may be acquired under options which are currently exercisable or which will be exercisable within 60 days in the following amounts: Mr. Caldiero, 15,439 shares; Mr. Dill, 7,025 shares; Ms. Kruger 8,414; Mr. Silva-Craig 55,556; Mr. Downey 8,275 shares; and directors and Named Executive Officers as a group, 94,709 shares.

(2)
The percentage of outstanding shares beneficially owned by each person is calculated based on the 2,559,247 outstanding common shares as of April 29, 2008, plus the shares that such person has the right to acquire as of April 29, 2008 or within 60 days thereafter upon the exercise of conversion rights and options.

ADDITIONAL INFORMATION RELATING TO VOTING SECURITIES
The following table is based primarily on a review of reports on Schedule 13G and 13D filed with the SEC prior to April 29, 2008 and sets forth those holders of Common Stock known to the Company to beneficially own more than five percent of the Company’s Common Stock. As of April 29, 2008, there were 2,559,247 shares of the Company’s Common Stock outstanding.

Name and Address	Number of		Percent
of Beneficial Owner	Shares Owned		of Class
State of Wisconsin Investment Board P.O. Box 7842 Madison, WI 53707	387,150	(1)	15.1%

Lloyd I. Miller, III 4550 Gordon Drive Naples, FL 34102	364,883	(2)	14.3%

Dimensional Fund Advisors LP 1299 Ocean Avenue Santa Monica, CA 90401	159,158	(3)	6.2%

CCI Consulting, Inc. One IBM Plaza 330 North Wabash Ave. Suite 3100 Chicago , Illinois 60611	151,025	(4)	5.9%

Michael T. Tokarz 287 Bowman Purchase, NY 10577	145,667	(5)	5.7%

(1)
Based on the most recent report on Schedule 13G, filed on February 02, 2008, the State of Wisconsin Investment Board represented that it has sole voting power and sole dispositive power with respect to 387,150 shares.

(2)
Based on the most recent report on Schedule 13G, filed on February 12, 2008, Lloyd I. Miller, III represented that has he has sole voting power and dispositive power with respect to 147,778 shares as: (i) the manager of a limited liability company that is the general partner of a certain limited partnership, (ii) the trustee to a grantor retained annuity trust and (iii) an individual. Mr. Miller reporting person has shared voting and dispositive power with respect to 217,105 of the reported securities as an investment advisor to the trustee of a certain family trust.

(3)
Based on the most recent report on Schedule 13G, filed on February 6, 2008, the Dimensional Fund Advisors LP as investment manager to certain funds, which have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities held in their respective accounts. To the knowledge of Dimensional, the interest of any one such Fund does not exceed 5% of the class of securities. Dimensional disclaims beneficial ownership of all such securities.

(4)
Based on the most recent report on Schedule 13G, filed on May 5, 2006, CCI Consulting, Inc., formerly, Charter Consulting, Inc., represented that it has sole voting and dispositive power with respect to 151,025 shares.

(5)
Based on the most recent report on Schedule 13G, filed on February 9, 2006, Mr. Tokarz represented that he has sole voting power and dispositive power with respect to 143,942 shares and shared voting and dispositive power with respect to 1,725 shares.

SECURITIES AUTHORIZED FOR ISSUANCE
UNDER EQUITY COMPENSATION PLANS
The following table sets forth information as of December 31, 2007 concerning securities that are authorized under the Company’s equity compensation plans.

	Number of				Number of securities
	securities to be				remaining available for
	issued upon		Weighted-average		future issuance under
	exercise of		exercise price of		equity compensation
	outstanding		outstanding		plans (excluding
	options, warrants		options, warrants		securities reflected in
Plan Category	and rights		and rights		column (a))
Equity compensation plans approved by security holders	280,482	(1)	$20.51	(2)	None
Equity compensation plans not approved by security holders	267,209	(3)	$11.08		154,500

Total	547,691		$15.38		154,500

(1)	Consists of 223,899 options and 56,583 restricted stock units.

(2)	Represents weighted-average exercise price of options only.

(3)
Consists of 6,767 shares subject to options assumed by the Company in connection with its acquisition of Zamba Corporation and 9,942 shares subject to warrants assumed by the Company in connection with that acquisition.; 30,000 inducement options granted to certain senior employees of Charter Consulting, Inc. as an inducement to accept employment with the Company, following the Company’s acquisition of the management consulting business of Charter Consulting, Inc.; and 220,500 inducement options granted under the Company’s 2006 Employment Inducement Award Plan to certain individuals as an inducement to accept employment with the Company

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
In 2007, there were no transactions that required disclosure under Item 404(a) of Regulation S-K. The Company does not generally engage in transactions in which its senior executive officers or directors, any of their immediate family members or any of its 5% stockholders have a material interest. Any proposed transaction involving the above persons would be referred to the Company’s Board of Directors for consideration and approval by the disinterested Directors. Furthermore, the Company’s Code of Ethics, which sets forth standards applicable to all employees, officers and Directors of the Company, generally proscribes transactions that could result in a conflict of interest for the Company.
The Board of Directors has determined that, with the exception of the Company’s President and Chief Executive Officer, Mr. Silva-Craig, and the Company’s Chairman and former Acting Chief Executive Officer, Mr. Dill, each of its directors is an independent director under the Nasdaq Global Market® rules. Independent directors, therefore, represent a majority of the Board.

Technology Solutions Company
PART IV.
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

Technology Solutions Company
PART IV. (CONTINUED)
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)
Item 15(a)(3) Exhibits (Continued)

10.17	Separation Agreement with Michael R. Gorsage, filed as Exhibit 99.1 to TSC’s Current Report on Form 8-K dated December 5, 2005, is hereby incorporated by reference.

10.18	Employment Agreement with Carl F. Dill. Jr., filed as Exhibit 99.2 to TSC’s Current Report on Form 8-K dated December 5, 2005, is hereby incorporated by reference.

10.19	Employment Agreement with David B. Benjamin, filed as Exhibit 10.3 to TSC’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, is hereby incorporated by reference.

10.20	Employment Agreement with Milton G. Silva-Craig, filed as Exhibit 10.20 to TSC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, is hereby incorporated by reference

10.21	Chairman of the Board Bonus Compensation Plan with Carl F. Dill, Jr., filed as Exhibit 10.1 to TSC’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, is hereby incorporated by reference

10.22	Employment Agreement with Timothy G. Rogers, filed as Exhibit 10.2 to TSC’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, is hereby incorporated by reference

14	Code of Ethics, filed as Exhibit 14 to TSC’s Annual Report on Form 10-K for the year ended December 31, 2007, is hereby incorporated by reference.

21	Subsidiaries of the Company, filed as Exhibit 21 to TSC’s Annual Report on Form 10-K for the year ended December 31, 2007, is hereby incorporated by reference.

23.1	Consent of Grant Thornton LLP, filed as Exhibit 23.1 to TSC’s Annual Report on Form 10-K for the year ended December 31, 2007, is hereby incorporated by reference.

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.1 to TSC’s Annual Report on Form 10-K for the year ended December 31, 2007, is hereby incorporated by reference.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.2 to TSC’s Annual Report on Form 10-K for the year ended December 31, 2007, is hereby incorporated by reference.

31.3*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 32.1 to TSC’s Annual Report on Form 10-K for the year ended December 31, 2007, is hereby incorporated by reference.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 32.2 to TSC’s Annual Report on Form 10-K for the year ended December 31, 2007, is hereby incorporated by reference.

*	Filed herewith
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

April 29, 2008	TECHNOLOGY SOLUTIONS COMPANY
	By:	/s/ TIMOTHY G. ROGERS
Timothy G. Rogers
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacity and on the date indicated.

Signature	Title	Date

/s/ CARL F. DILL, JR.	Chairman and Director	April 29, 2008
Carl F. Dill, Jr.

/s/ MILTON G. SILVA-CRAIG	President, Chief Executive Officer and Director	April 29, 2008
Milton G. Silva-Craig	(Principal Executive Officer)

/s/ TIMOTHY G. ROGERS	Chief Financial Officer	April 29, 2008
Timothy G. Rogers	(Principal Financial and Accounting Officer)

/s/ ELIZABETH ALHAND	Director	April 29, 2008
Elizabeth Alhand

/s/ RAYMOND P. CALDIERO	Director	April 29, 2008
Raymond P. Caldiero

/s/ KATHRYN A. DCAMP	Director	April 29, 2008
Kathryn A. DCamp

/s/ PAULA KRUGER	Director	April 29, 2008
Paula Kruger

/s/ TIMOTHY R. ZOPH	Director	April 29, 2008
Timothy R. Zoph

EXHIBIT INDEX

Exhibit
Number	Description

31.3*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith