Form 10-Q
period 2008-03-31
TECHNOLOGY SOLUTIONS COMPANY
filed 2008-05-15
CIK 877645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
Commission file number 0-19433
Technology Solutions Company
(Exact name of registrant as specified in its charter)
Incorporated in the State of Delaware
IRS Employer Identification No. 36-3584201
55 East Monroe Street, Suite 2600
Chicago, Illinois 60603
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (312) 228-4500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer , an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No
As of May 15, 2008 there were outstanding 2,565,866 shares of TSC Common Stock, par value $0.01.

TECHNOLOGY SOLUTIONS COMPANY
Index to Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,621	$1,799
Short-term investments	7,936	9,169
Receivables, less allowance for doubtful receivables of $10	4,453	3,513
Other current assets	343	242

Total current assets	14,353	14,723
COMPUTERS, FURNITURE AND EQUIPMENT, NET	203	193
INTANGIBLE ASSETS, NET	363	518

Total assets	$14,919	$15,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,252	$1,539
Accrued compensation and related costs	1,772	2,645
Other current liabilities	785	1,078

Total current liabilities	4,809	5,262

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; shares authorized — 10,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized — 20,000,000; shares issued — 2,677,452; 2,565,866 and 2,559,247 shares outstanding, respectively	27	27
Capital in excess of par value	128,927	129,100
Accumulated deficit	(115,685)	(115,816)
Treasury stock, at cost, 111,586 and 118,205 shares, respectively	(3,162)	(3,349)
Accumulated other comprehensive income:
Unrealized (loss) on short-term investments	(207)	—
Cumulative translation adjustment	210	210

Total stockholders’ equity	10,110	10,172

Total liabilities and stockholders’ equity	$14,919	$15,434

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the
	Three Months Ended
	March 31,
	2008	2007
	(unaudited)	(unaudited)
REVENUES:
Revenues before reimbursements	$5,908	$6,337
Reimbursements	899	937

Total Revenues	6,807	7,274

COSTS AND EXPENSES:
Project personnel	3,643	4,844
Other project expenses	816	1,436
Reimbursable expenses	899	937

Cost of Services	5,358	7,217
Management and administrative support	1,297	3,095
Intangible asset amortization	49	58
Intangible asset impairment	106	143

Total Costs and Expenses	6,810	10,513

OPERATING (LOSS)	(3)	(3,239)

OTHER INCOME:
Net investment income	134	200

INCOME/(LOSS) BEFORE INCOME TAXES	131	(3,039)

INCOME TAX PROVISION	—	—

NET INCOME/(LOSS)	$131	$(3,039)

BASIC NET INCOME(LOSS) PER COMMON SHARE	$0.05	$(1.21)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,561	2,514

DILUTED NET INCOME/(LOSS) PER COMMON SHARE	$0.05	$(1.21)

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,654	2,514

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the
	Three Months Ended
	March 31,
	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$131	$(3,039)
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Intangible asset impairment	106	143

Depreciation and amortization	73	75

Non-cash stock compensation	27	152

Changes in assets and liabilities:
Receivables	(940)	2,073
Loan receivable	—	3,400
Other current assets	(101)	467
Accounts payable	713	(565)
Accrued compensation and related costs	(873)	(519)
Restructuring accruals	—	(107)
Other current liabilities	(293)	(449)

Net cash (used in) provided by operating activities	(1,157)	1,631

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from short-term investments	1,123	—
Purchases of short-term investments	(97)	(116)
Capital expenditures	(34)	—

Net cash (used in) provided by investing activities	992	(116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of employee payroll taxes in lieu of shares for vested restricted stock units	(13)	(99)

Net cash used in financing activities	(13)	(99)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(178)	1,416

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,799	6,924

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,621	$8,340

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(In thousands, except share and per share data)
NOTE 1 — BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Technology Solutions Company and its subsidiaries (“TSC” or the “Company”). The consolidated balance sheet as of March 31, 2008, the consolidated statements of operations for the three months ended March 31, 2008 and 2007 and the consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 have been prepared by the Company without an audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2008 and for all periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2008.
NOTE 2 — THE COMPANY
TSC is a leading business solutions provider that partners with clients to expose and leverage opportunities that create, measure and sustain the delivery of value to their customers. TSC serves the healthcare, financial services and manufacturing industries. TSC’s clients are primarily located throughout the United States.
Technology Solutions Company (TSC) is a leading business solutions provider that partners with clients to expose and leverage opportunities that create, measure, and sustain the delivery of value to their customers. TSC serves the healthcare and manufacturing industries.
NOTE 3 — NEW ACCOUNTING STANDARDS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides a single definition of fair value, together with a framework for measuring fair value. Accordingly, for some entities, the application of SFAS 157 may change current practice. SFAS 157 was adopted on January 1, 2008. The adoption of SFAS 157 did not impact the financial statements for the Company.In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). FAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a significant impact on the financial statements for the Company.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 “Share-Based Payment” (SAB 110). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. The adoption of SAB 110 did not have a significant impact on the financial statements for the Company.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. FAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting FAS 141R on our consolidated results of operations and financial condition and plan to apply FAS 141R prospectively in 2009.
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
Due to the event as described above, TSC with counsel of its auditors, re-evaluated the nature of the investment and determined that the investment should be reclassified as a short-term investment rather than as a cash equivalent in the 2007 consolidated financial statements.
We have been advised by the Fund manager that their intent is to make an orderly liquidation of the Fund with the goal of preserving and distributing the original investment values to the fund investees. During the first quarter of 2008, we received $1,123 of distributions and have been informed we can expect to receive an additional 30% to 40% of our original carrying value of our investment as of December 10, 2007, prior to the end of 2008. In addition, it is the Fund’s intention to pay out all remaining balances in the Fund once the balance goes below $1 million. With the expected distribution prior to the end of the year, it is anticipated our balance will fall below $1 million and thus we will be paid out prior to the end of 2008.

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
On December 31, 2007, we entered into an unsecured credit facility with Blue Ridge Investments, L.L.C., an affiliate of BOA (the “Blue Ridge facility”), to allow the Company to separately borrow up to the current balance remaining in the Fund, which currently is approximately $2,173. We have not borrowed any funds under the Blue Ridge facility that provides for multiple draw downs from time to time until maturity, which shall be the later of the day following the redemption of all of our shares of the Fund and December 31, 2008. The outstanding balance under the facility may not (subject to limited exceptions) exceed our account value in the Fund, and distributions from the Fund must be applied to reduce the outstanding principal balance under the facility. Amounts borrowed bear interest at the one-month LIBOR rate plus 0.35% per annum, fluctuating daily.
This Form 10-Q reflects a correction to certain prior year amounts which were classified as cash equivalents. The prior year financial statements included an investment in a AAA rated mutual fund, with underlying investments in securities with an average maturity of approximately 3 years and an average duration of approximately 1.8 years as a cash equivalent. Pursuant to our accounting and reporting policies for cash and cash equivalents, these investments should have been classified as short term investments in our consolidated balance sheet. Accordingly, we have revised our current and previous disclosures to reclassify the investment from cash equivalents to short-term, available-for-sale, investments.
The impact of the revision on TSC’s Consolidated Statement of Cash Flows for the quarter ended March 31, 2007 is set forth below. The revision had no impact on net cash used in operating or financing activities, the details of which were therefore condensed in the below presentation.

	As Originally Filed		As Revised
	March 31, 2007	Revision	March 31, 2007
Net Loss	$(3,039)	$—	$(3,039)
Net Cash used in operating activities	1,631	—	1,631
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	—	(116)	(116)

Net Cash used in investing activities	—	(116)	(116)
Net Cash used in financing activities	—	—	—
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(99)	—	(99)
DECREASE IN CASH AND CASH EQUIVALENTS	1,532	(116)	1,416

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,510	(6,586)	6,924

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,042	$(6,702)	$8,340

NOTE 5 — INCOME TAXES
On January 1, 2007, the Company adopted the provisions of the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes"(“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company previously recorded a full valuation allowance against its entire net deferred tax asset and continues to provide a full valuation allowance for all tax benefits generated. The implementation of FIN 48 did not result in a change to these net deferred tax assets.
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
NOTE 6 — STOCK-BASED COMPENSATION
Stock based compensation expense of $27 for the three months ended March 31, 2008 consisted of (a) $32 related to the vesting of restricted stock units in connection with the departure of certain executive officers; (b) $(81) of expense for the reversal of costs previously recorded for several executives who were terminated during the quarter and whose options were forfeited as a result of their termination; and (c) $76 of expense for options for current option holders.
NOTE 7 — CAPITAL STOCK
During the three months ended March 31, 2008, the Company issued 6,619 shares from Treasury Stock related to the vesting of restricted stock units.
The Company has a stock repurchase program, which allows for share repurchases of up to 576,266 shares of outstanding Company common stock (the “Repurchase Program”). During the three months ended March 31, 2008 and 2007, the Company did not repurchase any shares. The Company has repurchased an aggregate total of 341,906 shares since the inception of this Repurchase Program in September 2000. As of March 31, 2008, there were 234,360 shares available to be repurchased under the Repurchase Program.
The timing and size of any future stock repurchases are subject to market conditions, stock prices, the Company’s cash position and other cash requirements.

NOTE 8 — INCOME (LOSS) PER COMMON SHARE
The Company discloses basic and diluted income/(loss) per share in the consolidated statements of operations under the provisions of SFAS No. 128, “Earnings Per Share.” Diluted income/(loss) per common share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during each period presented, plus the dilutive effect of common equivalent shares arising from the assumed exercise of stock options using the treasury stock method. Common equivalent shares of 189,203 were not included in the diluted income/(loss) per share calculation as they were antidilutive for the three months ended March 31, 2007. Basic income/(loss) per common share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during each period presented.
Reconciliation of basic and diluted loss per share for the three months ended:

	March 31, 2008			March 31, 2007
			Per			Per
	Net	Shares	Common	Net	Shares	Common
	Income	(In Thousands)	Share	Loss	(In Thousands)	Share
Basic income/(loss) per share	$131	2,561	$0.05	$(3,039)	2,514	$(1.21)
Effect of common equivalent shares	—	93	—	—	—	—

Diluted income/(loss) per share	$131	2,654	$0.05	$(3,039)	2,514	$(1.21)

NOTE 9 — INTANGIBLE ASSETS, NET
The changes in the carrying amount of net intangible assets for the three months ended March 31, 2008, were as follows:

		Non-
	Customer	compete	Other	Trade
	Related	Agreements	Agreements	Name	Total
Balance as of Dec. 31, 2007	$155	$46	$48	$269	$518

Amortization	(32)	(14)	(3)	—	(49)
Impairment loss	—	—	—	(106)	(106)

Balance as of Mar. 31, 2008	$123	$32	$45	$163	$363

The Company’s intangible assets are reviewed at least annually for impairment or if an event occurs or circumstances change that may reduce the fair value of the acquisition below its book value in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Charter Consulting, Inc. (“Charter”)” trade name, with a carrying amount of $269, has an indefinite life. As part of a valuation of the Company, it was determined that the trademark has been impaired and a charge for $106 was taken in the quarter ended March 31, 2008.
The Company recorded a $143 impairment charge during the quarter ended March 31, 2007 related to the intangible asset resulting from the March 15, 2006 acquisition of the consulting assets of Charter. This impairment arose as a result of the termination of certain Charter employees.

NOTE 10 — SUBSEQUENT EVENT
On May 5, 2008, with an effective date of April 30, 2008, TSC and EnteGreat Solutions, LLC (“EnteGreat”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company agreed to sell and EnteGreat agreed to acquire substantially all of the assets and assume certain liabilities of the Company’s SAP practice (the “Practice”) together with certain other assets, liabilities, properties and rights of the Company relating to its SAP services business. Under the terms of the Purchase Agreement, (a) EnteGreat will pay the Company $5.1 million, subject to a post-closing adjustment based on the Practice’s net working capital as of the closing date, (b) EnteGreat will assume specified liabilities of the Practice and certain obligations under assigned contracts and intellectual property, (c) EnteGreat will assume the Practice’s net working capital of $2.1 million, (d) EnteGreat will provide the Company a promissory note, effective April 30, 2008, in the amount of $750,000 at the then applicable federal rate of interest to be repaid in two installments (with the first payment to be made six months after the effective date, and the second payment to be made on the first business day prior to the anniversary of the Purchase Agreement), and (e) the parties will enter into a Transition Services Agreement for a period of up to 120 days, to facilitate the operational transition of the Practice from the Company to EnteGreat.
The below pro-forma consolidated balance sheet as of March 31, 2008 presents our historical amounts adjusted for the effects of the sale of the SAP Practice, as if it had occurred on March 31, 2008. The below pro-forma consolidated statements of operations are a summary of the Company’s operating results, excluding the SAP Practice on a stand alone basis. The below pro-forma financial statements are provided for information purposes only and do not purport to be indicative of results which may be expected to occur in the future or which would have been actually obtained had the sale of the Practice been completed on March 31, 2008.

	Pro-forma Balance Sheet - Post Sale of SAP Practice
	Pre-Transaction		Post-Transaction
	As reported	Transaction	Pro-forma
	March 31, 2008	Adjustments	March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash and short-term investments	$9,557	$4,150	$13,707
Promissory Note from EnteGreat	—	750	750
Other current assets	4,796	(2,661)	2,135
Fixed assets and intangible assets, net	566	—	566

TOTAL ASSETS	$14,919	$2,239	$17,158

Accounts payable	$2,252	$(569)	$1,683
Accrued compensation	1,772	324	2,096
Other current liabilities	785	—	785
Transactions liabilities	—	215	215

Total shareholder equity	10,110	2,269	12,379

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$14,919	$2,239	$17,158

	Year Ended December 31, 2007			Quarter ended March 31, 2008
	SAP Practice	Exogen/Corp	As Reported	SAP Practice	Exogen/Corp	As Reported
	(unaudited)	(unaudited)	(Audited)	(unaudited)	(unaudited)	(unaudited)

Revenues before reimbursable expenses	$12,859	$10,388	$23,247	$3,673	$2,235	$5,908
Reimbursable expenses	1,939	1,200	3,139	552	347	899

TOTAL REVENUES	14,798	11,588	26,386	4,225	2,582	6,807

Cost of Services	14,969	9,244	24,213	3,502	1,856	5,358
Management and administrative support	1,051	9,538	10,589	538	759	1,297
Intangible assets amortization	—	205	205	—	49	49
Intangible assets impairment — one-time, non-recurring	—	143	143	—	106	106

TOTAL COSTS AND EXPENSES	$16,020	$19,130	$35,150	$4,040	$2,770	$6,810

OPERATING (LOSS) — Company reflecting SAP Practice on a stand-alone basis	$(1,222)	$(7,542)	$(8,764)	185	$(188)	$(3)

INVESTMENT INCOME	—	469	469	—	134	134

NET (LOSS) — Company reflecting SAP Practice on a stand-alone basis	$(1,222)	$(7,073)	$(8,295)	$185	$(54)	$131

The above information concerning the sale of the Practice should be read in conjunction with the information thereto included in the Company’s Report on Form 8-K for the sale of the Practice filed with the United States Securities and Exchange Commission (“SEC”) on May 9, 2008.

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
In December 2006, Milton G. Silva-Craig was appointed our President and Chief Executive Officer and a Director of the Company. Through his leadership and after a strategic review, we are focusing on providing business solutions — products and services — to the targeted industries we serve. Our business is now focused on the mid-size business, providing business solutions that identify, measure and realize value for our customers. In addition, we are investing in the packaging of our service offerings as well as the development of new product offerings to complement these services.
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
Other Project Expenses
Other project expenses consist of the cost for subcontractors hired for use on our client projects and billed to our clients; employee termination costs; and non-reimbursable expenses incurred for client projects, business development and certain product development efforts. Non-reimbursable expenses include recruiting fees, certain selling expenses and personnel training.
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

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
During the quarter ended March 31, 2008, we recorded a $106 impairment charge related to the trademarks acquired as part of the Charter Consulting, Inc. (“Charter”) acquisition. The impairment arose as a result of the valuation of the trademarks that were made during the quarter. During the quarter ended March 31, 2007, we recorded a $143 impairment charge related to the intangible asset resulting from the March 15, 2006 acquisition of the consulting assets of Charter. The impairment arose as a result of the termination of certain Charter employees.
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
THREE MONTHS ENDED MARCH 31, 2008 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2007
Revenues
Consolidated revenues were $6.8 million for the three months ended March 31, 2008, a decrease of 6 percent from the same period in 2007. Revenues before reimbursements of $5.9 million decreased 7 percent from the $6.3 million reported in the first quarter of 2007.
During the three months ended March 31, 2008, three clients each accounted for more than 10 percent each of our revenues before reimbursements (Bucyrus — 19 percent, Electro-Motive Diesel, Inc. (“EMD”) — 17 percent and GT Solar — 12 percent). The cancellation or significant reduction in the use of services by these major clients could have a material adverse effect on our results of operations. During the three months ended March 31, 2007, one client accounted for more than 10 percent of revenues before reimbursements (EMD — 29 percent). For our client EMD, in the fourth quarter of 2006, we completed the major component of a systems installation and, as a result, the scope of our services have been reduced. In addition, our extended support services, which bill at a lower rate than our system installation services, have become a larger portion of the services we provide to this client. In terms of client concentration, during the three months ended March 31, 2008, our top three and top five clients accounted for 49 percent and 64 percent of revenues before reimbursements, respectively, compared to 46 percent and 60 percent for these same categories for the three months ended March 31, 2007. Accordingly, as a result of this client concentration, changes in spending by our significant clients as well as our ability to replace these clients or projects when completed may result in fluctuations in revenue and profitability.

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Costs and Expenses
Project personnel costs were $3.6 million for the three months ended March 31, 2008, a decrease of 25 percent from the same period in the prior year. The decrease was due, primarily, to the reduction in headcount for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, as we have continued to align our headcount to our revenue base. Utilization increased to 70 percent in the first quarter of 2008 compared to 62 percent in the first quarter of 2007, primarily due to the headcount reductions made throughout 2007. In addition, our average billing rate was $160 for the first quarter of 2008 compared to $143 for the first quarter of 2007. Other project expenses were $0.8 million for the three months ended March 31, 2008, a decrease of 43 percent from the same period in the prior year. Subcontractor costs, a major component of other project expenses, declined due to the completion of several projects for engaged subcontractors for certain specialized skills.
Project personnel costs and other project expenses combined as a percentage of revenues before reimbursements decreased to 75% in the first quarter of 2008 from 99% in the first quarter of 2007, as both the use of subcontractors and our headcount declined.
Gross margin, defined as cost of service divided by total revenues, was 21 percent for the first quarter of 2008, compared to 1 percent in the first quarter of 2007, due to the double digit percentage declines in project personnel costs and other project expenses realized in the first quarter of 2008.
Management and administrative support costs of $1.3 million for the first quarter of 2008 declined by $1.8 million or 58 percent from the $3.1 million incurred during the first quarter of 2007. The decline is due primarily to headcount cuts made throughout 2007.
Intangible asset amortization was $0.1 million for the three months ended March 31, 2008 equal to the amount for the first quarter of 2007. In addition, we took a $0.1 impairment charge in the first quarter of 2008 due to the decline in valuation for certain of the Company’s trademarks. In the first quarter of 2007, the Company took an impairment charge of $0.1 due to the termination of certain employees related to the acquisition of Charter.
Operating Loss
Consolidated operating loss was breakeven for the three months ended March 31, 2008, an improvement of $3.2 million over the $3.2 million loss incurred in the first quarter of 2007, primarily due to the increases in gross margin realized and reductions in management and administrative support costs as previously discussed.

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Other Income
Other income for the three months ended March 31, 2008 was $0.1 million as compared to $0.2 million for the same period in the prior year. This decrease was due mostly to our decreasing cash balance and the resulting decrease in investment income.
Income Tax Provision
We did not recognize an income tax benefit for the three months ended March 31, 2008 or 2007 since we have a full valuation allowance against our deferred taxes and we continue to provide a full valuation allowance for all tax benefits generated.
Shares Outstanding
Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding increased to 2,561,000 from 2,514,000.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $1.2 million for the three months ended March 31, 2008 compared to a cash provided by operations of $1.6 million for the three months ended March 31, 2007, a decline of $2.8 million. The net cash provided by operating activities for first quarter of 2007 included the collection of a loan receivable in the amount of $3.4 million. If that amount is excluded, as it was a one-time collection, cash used in operating activities for the first quarter of 2008, actually improved by $0.6 million over the first quarter of 2007. The increase was due mainly to the net income realized during the first quarter of 2008 and the continued timely collection of accounts receivable, offset partially by expected and planned seasonality payments made during the first quarter. Days sales outstanding increased by one day to 55 days from 54 days at December 31, 2007 and decreased by 14 days from the 69 days realized at March 31, 2007.
Cash provided by investing activities for the three months ended March 31, 2008 of $1.0 million primarily represented the transfer of cash from our short-term investment accounts into our cash account. Net cash used in investing activities for the first quarter of 2007 was $0.1 million, which was the reinvestment of interest income earned during the quarter..
Cash used in financing activities of less than $0.1 million during the three months ended March 31, 2008 and $0.1 million for quarter ended March 31, 2007, primarily represented payments of employee income tax related withholding obligations, in lieu of shares, for restricted stock units that were issued during the periods.

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Cash, cash equivalents and short-term investments at March 31, 2008 were $9.6 million. Our investment policy is to maintain most of our free cash into highly liquid, large money market- type funds. This policy exposes us to short-term interest rate fluctuations. This Form 10-Q reflects a correction to certain prior year amounts which were classified as cash equivalents. The prior year financial statements included an investment in an AAA rated mutual fund, with underlying investments in securities with an average maturity of approximately 3 years and an average duration of approximately 1.8 years as a cash equivalent. Pursuant to our accounting and reporting policies for cash and cash equivalents, these investments should have been classified as short term investments in our consolidated balance sheet. Accordingly, we have revised our current and previous disclosures to reclassify the investment from cash equivalents to short-term, held-for-sale, investments. See Note 4 in the consolidated financial statements included herein.
A primary source of liquidity for the Company is our existing cash, cash equivalents and short-term investment balances. If we are not successful in continuing to increase revenues and controlling costs, it could become necessary to raise additional capital to offset losses from operations. There can be no assurance that we will be able to obtain any financing or that, if we were to be successful in finding financing, it would be on favorable terms.
Operating results and liquidity, including our ability to raise additional capital if necessary, may be materially and adversely affected by lower demand for the Company’s services. In addition, a number of other factors, including general economic conditions, technological changes, competition and other factors affecting the information technology and consulting industry generally, and the suspension or cancellation of a large project could have an adverse effect on future results and liquidity. The aforementioned factors, as well as other factors, are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under Part I, Item 1A - Risk Factors and this Quarterly Report on Form 10-Q for the period ended March 31, 2008 under Part II, Item 1A — Risk Factors.
NEW ACCOUNTING STANDARDS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides a single definition of fair value, together with a framework for measuring fair value. Accordingly, for some entities, the application of SFAS 157 may change current practice. SFAS 157 was adopted on January 1, 2008. The adoption of SFAS 157 did not impact the financial statements for the Company.In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). FAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a significant impact on the financial statements for the Company.

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 “Share-Based Payment” (SAB 110). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. The adoption of SAB 110 did not have a significant impact on the financial statements for the Company.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. FAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting FAS 141R on our consolidated results of operations and financial condition and plan to adopt it as required in the first quarter of fiscal 2009
ASSUMPTIONS UNDERLYING CERTAIN FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
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

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
the potential loss of significant clients; our ability to attract new clients and sell additional work to existing clients; our ability to attract and retain employees; the rapidly changing nature of information technology services, including our ability to keep pace with technological and market changes and our ability to refine and add to existing service offerings; the lack of shareholder approved stock options available for grants by the Company to retain existing employees; s; and changing business, economic or market conditions and changes in competitive and other factors, all as more fully described herein and in our Annual Report on Form 10-K for the year ended December 31, 2007 under Risk Factors and elsewhere from time to time in our filings with the SEC, press releases and other communications. Such forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Our actual results may vary materially.

TECHNOLOGY SOLUTIONS COMPANY
PART I. FINANCIAL INFORMATION
(Continued)
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
TSC is exposed to interest rate fluctuations. Changes in interest rates affect interest income and expense on short-term investments. The Company’s short-term investments are primarily invested in overnight money market type accounts. Average interest rates were approximately 3.7 percent during the three months ended March 31, 2008 compared to 5.2 percent during the same period in the prior year. Based on the short-term investments balance as of March 31, 2008 and 2007, a hypothetical 1.00 percent increase in interest rates would have resulted in approximately $20 thousand and $23 thousand in additional net investment income during each of the quarters ended March 31, 2008 and 2007, respectively.
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
ITEM 4—CONTROLS AND PROCEDURES.
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
ITEM 4T—CONTROLS AND PROCEDURES.
Not applicable.

TECHNOLOGY SOLUTIONS COMPANY
PART II. OTHER INFORMATION
ITEM 1—LEGAL PROCEEDINGS.
There are no material changes to the Legal Proceedings described under the title “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 1A—RISK FACTORS.
There are no material changes to the Risk Factors described under the title “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) STOCK REPURCHASES

			(c) Total number	(d) Maximum number of
			of shares	shares (or approximate
	(a) Total		purchased as part	dollar value of shares)
	number	(b) Average	of publicly	that may yet be
	of shares	price paid per	announced plans or	purchased under the
Period	purchased	share	programs	plans or programs

January 1, 2008 – January 31, 2008	0	$—	0	234,360

February 1, 2008 – February 29, 2008	0	$—	0	234,360

March 1, 2008 – March 31, 2008	0	$—	0	234,360

Total	0	$—	0	234,360

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

TECHNOLOGY SOLUTIONS COMPANY
PART II. OTHER INFORMATION — (Continued)
ITEM 3—DEFAULT UPON SENIOR SECURITIES.
None.
ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
ITEM 5—OTHER INFORMATION.
None.
ITEM 6—EXHIBITS.

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

TECHNOLOGY SOLUTIONS COMPANY
Date: May 15, 2008	By:	/s/ TIMOTHY G. ROGERS
Timothy G. Rogers
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit #	Description of Document

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith