Form 10-Q
period 2008-06-30
TECHNOLOGY SOLUTIONS COMPANY
filed 2008-08-14
CIK 877645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
Commission file number 0-19433
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
As of August 14, 2008 there were outstanding 2,565,866 shares of TSC Common Stock, par value $0.01.

TECHNOLOGY SOLUTIONS COMPANY
Index to Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,047	$1,799
Short-term investments	7,415	9,169
Receivables, less allowance for doubtful receivables of $10	1,224	3,513
Note receivable	750	—
Software development costs	92	—
Other current assets	370	242

Total current assets	13,898	14,723
COMPUTERS, FURNITURE AND EQUIPMENT, NET	208	193
INTANGIBLE ASSETS, NET	313	518

Total assets	$14,419	$15,434

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,560	$1,539
Accrued compensation and related costs	1,077	2,645
Other current liabilities	293	1,078

Total current liabilities	2,930	5,262
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; shares authorized — 10,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized — 20,000,000; shares issued — 2,677,452; 2,565,866 and 2,559,247 shares outstanding, respectively	27	27
Capital in excess of par value	129,070	129,100
Accumulated deficit	(114,178)	(115,816)
Treasury stock, at cost, 111,586 and 118,205 shares, respectively	(3,162)	(3,349)
Accumulated other comprehensive income:
Unrealized (loss) on short-term investments	(268)	—
Cumulative translation adjustment	—	210

Total stockholders’ equity	11,489	10,172

Total liabilities and stockholders’ equity	$14,419	$15,434

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
CONTINUING OPERATIONS
REVENUES:
Revenues before reimbursements	$2,014	$2,875	$4,249	$5,707
Reimbursements	260	345	607	743

Total Revenues	2,274	3,220	4,856	6,450

COSTS AND EXPENSES:
Project personnel	1,489	1,815	2,829	4,191
Other project expenses	401	529	570	1,118
Reimbursable expenses	260	345	607	743

Cost of Services	2,150	2,689	4,006	6,052
Management and administrative support	442	3,294	1,201	6,098
Intangible asset amortization	49	49	98	107
Intangible asset impairment	—	—	106	143

Total Costs and Expenses	2,641	6,032	5,411	12,400

OPERATING LOSS FROM CONTINUING OPERATIONS	(367)	(2,812)	(555)	(5,950)

OTHER INCOME:
Net investment income	88	120	223	320

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(279)	(2,692)	(332)	(5,630)

INCOME TAX PROVISION	—	—	—	—

NET LOSS FROM CONTINUING OPERATIONS	(279)	(2,692)	(332)	(5,630)

DISCONTINUED OPERATIONS
Net income (loss) from discontinued operations, includes gain on sale of SAP Practice	1,786	2	1,971	(99)

NET INCOME (LOSS)	$1,507	$(2,690)	$1,639	$(5,729)

BASIC INCOME (LOSS) PER SHARE:
Income (loss) from Continuing Operations	$(0.11)	$(1.06)	$(0.13)	$(2.23)
Income (loss) from Discontinued Operations	$0.70	$(0.00)	$0.77	$(0.04)
Net income (loss)	$0.59	$(1.06)	$0.64	$(2.27)

WEIGHTED AVERAGE SHARES — BASIC	2,566	2,542	2,564	2,528

DILUTED INCOME (LOSS) PER SHARE (1):
Income (loss) from Continuing Operations	$(0.11)	$(1.06)	$(0.13)	$(2.23)
Income (loss) from Discontinued Operations	$0.68	$(0.00)	$0.75	$(0.04)
Net income (loss)	$0.58	$(1.06)	$0.62	$(2.27)

WEIGHTED AVERAGE SHARES — DILUTED	2,608	2,542	2,629	2,528

(1)	Dilutive securities are excluded from the diluted earnings per share calculation in loss periods due to their anti-dilutive effect
The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the
	Six Months Ended
	June 30,
	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,639	$(5,729)

Adjustments to reconcile net income/(loss) to net cash from operating activities:

Intangible asset impairment	106	143

Depreciation and amortization	148	129

Cumulative translation adjustment	(210)	—

Non-cash stock compensation	169	390
Gain from sale of SAP Practice	(1,526)

Changes in assets and liabilities:
Receivables	(303)	2,514
Loan receivable	—	3,400
Other current assets	(289)	107
Accounts payable	344	(920)
Accrued compensation and related costs	(1,009)	(192)
Restructuring accruals	—	(222)
Other current liabilities	(785)	(615)

Net cash used in operating activities	(1,716)	(995)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of SAP Practice, net of transactions fees	$3,305	—
Proceeds from short-term investments	1,581	—
Note receivable from sale of SAP Practice	(750)	—
Purchases of short-term investments	(95)	(147)
Capital expenditures	(64)	(88)

Net cash provided by (used in) investing activities	3,977	(235)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of employee payroll taxes in lieu of shares for vested restricted stock units	(13)	(115)

Net cash used in financing activities	(13)	(115)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,248	(1,345)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,799	6,924

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,047	$5,579

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(In thousands, except share and per share data)
NOTE 1 — BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Technology Solutions Company and its subsidiaries (“TSC” or the “Company”). The consolidated balance sheet as of June 30, 2008, the consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 and the consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 have been prepared by the Company without an audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2008 and for all periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2008.
NOTE 2 — THE COMPANY
TSC is a leading business solutions provider that partners with clients to expose and leverage opportunities that create, measure, and sustain the delivery of value to their customers. TSC serves the healthcare and manufacturing industries. TSC’s clients are primarily located throughout the United States.
NOTE 3 — NEW ACCOUNTING STANDARDS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides a single definition of fair value, together with a framework for measuring fair value. Accordingly, for some entities, the application of SFAS 157 may change current practice. SFAS 157 was adopted on January 1, 2008. The adoption of SFAS 157 did not impact the financial statements for the Company.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a significant impact on the financial statements for the Company.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 “Share-Based Payment” (“SAB 110”). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. The adoption of SAB 110 did not have a significant impact on the financial statements for the Company.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date. FAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting FAS 141R on our consolidated results of operations and financial condition and plan to apply FAS 141R prospectively in 2009.
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
We have been advised by the Fund manager that their intent is to make an orderly liquidation of the Fund with the goal of preserving and distributing the original investment values to the fund investees. For the six months ending June 30, 2008, we have received $1,613 of distributions and have been informed that we can expect to receive an additional 10%, or approximately $368, of our original carrying value of our investment as of December 10, 2007, by October 1, 2008 and an additional 20%, or $737, prior to December 17, 2008. We have been advised that it is the Fund’s intention to pay out all remaining balances in the Fund once the balance goes below $1 million. With the expected distributions mentioned, it is anticipated our outstanding balance will fall below $1 million and thus we will be paid out prior to the end of 2008.

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
On December 31, 2007, we entered into an unsecured credit facility with Blue Ridge Investments, L.L.C., an affiliate of BOA (the “Blue Ridge facility”), to allow the Company to separately borrow up to the current balance remaining in the Fund, which currently is approximately $1,714, should the need arise. We have not borrowed any funds under the Blue Ridge facility that provides for multiple draw downs from time to time until maturity, which shall be the later of the day following the redemption of all of our shares of the Fund and December 31, 2008. The outstanding balance under the facility may not (subject to limited exceptions) exceed our account value in the Fund, and distributions from the Fund must be applied to reduce the outstanding principal balance under the facility. Amounts borrowed bear interest at the one-month LIBOR rate plus 0.35% per annum, fluctuating daily.
Due to the reclassification, this Form 10-Q reflects a correction to certain prior year amounts which were classified as cash equivalents. The prior year financial statements included an investment in a AAA rated mutual fund, with underlying investments in securities with an average maturity of approximately 3 years and an average duration of approximately 1.8 years as a cash equivalent. Pursuant to our accounting and reporting policies for cash and cash equivalents, these investments should have been classified as short term investments in our consolidated balance sheet. Accordingly, we have revised our current and previous disclosures to reclassify the investment from cash equivalents to short-term, available-for-sale, investments.
The impact of the revision on TSC’s Consolidated Statement of Cash Flows for the quarter ended June 30, 2007 is set forth below. The revision had no impact on net cash used in operating or financing activities, the details of which were therefore condensed in the below presentation.

	As Originally Filed		As Revised
	June 30, 2007	Revision	June 30, 2007
Net Loss	$(5,729)	$—	$(5,729)

Net Cash used in operating activities	(995)	—	(995)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	—	(147)	(147)
Capital expenditures	(88)	—	(88)

Net Cash used in investing activities	(88)	(147)	(235)
Net Cash used in financing activities	(115)	—	(115)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—
DECREASE IN CASH AND CASH EQUIVALENTS	(1,198)	(147)	(1,345)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,510	(6,586)	6,924

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,312	$(6,733)	$5,579

NOTE 5 — SOFTWARE DEVELOPMENT COSTS
TSC accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Research and development costs related to software development are expenses as incurred. Upon the establishment of technological feasibility, related software development costs are capitalized. Technological feasibility was reached during the three months ending June 30, 2008 for the Company’s Blue Ocean products at which point the Company capitalized $92 of such costs. General release has not occurred for the product and as such, the $92 capitalized represents the unamortized costs.
NOTE 6 — INCOME TAXES
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
The Company or one of its subsidiaries files income tax returns in the U.S. Federal and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before 2003 and its subsidiaries are no longer subject to non-U.S. income tax examinations for years before 2000.
The Company has not incurred any interest expense or penalties on income tax matters in recent years. If any interest expense or penalties were incurred, the Company would include them in operating expenses.
NOTE 7 — STOCK-BASED COMPENSATION
Stock based compensation expense of $169 for the six months ended June 30, 2008 consisted of (a) $100 related to the vesting of restricted stock units in connection with the departure of certain executive officers; (b) $(82) of expense for the reversal of costs previously recorded for several executives who were terminated during the year and whose options were forfeited as a result of their termination; and (c) $151 of expense for options for current option holders.
NOTE 8 — CAPITAL STOCK
During the six months ended June 30, 2008, the Company issued 6,619 shares from Treasury Stock related to the vesting of restricted stock units.

The Company has a stock repurchase program, which allows for share repurchases of up to 576,266 shares of outstanding Company common stock (the “Repurchase Program”). During the six months ended June 30, 2008 and 2007, the Company did not repurchase any shares. The Company has repurchased an aggregate total of 341,906 shares since the inception of this Repurchase Program in September 2000. As of June 30, 2008, there were 234,360 shares available to be repurchased under the Repurchase Program.
The timing and size of any future stock repurchases are subject to market conditions, stock prices, the Company’s cash position and other cash requirements.
NOTE 9 — INCOME (LOSS) PER COMMON SHARE
The Company discloses basic and diluted income/(loss) per share in the consolidated statements of operations under the provisions of SFAS No. 128, “Earnings Per Share.” Diluted income/(loss) per common share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during each period presented, plus the dilutive effect of common equivalent shares arising from the assumed exercise of stock options using the treasury stock method. Common equivalent shares of 144,617 and 172,731 were not included in the diluted income/(loss) per share calculation as they were antidilutive for the three and six months ended June 30, 2007, respectively. Basic income/(loss) per common share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during each period presented.
Reconciliation of basic and diluted loss per share for the three months ended:

	June 30, 2008			June 30, 2007
		Shares	Per		Shares	Per
	Net	(In	Common	Net	(In	Common
	Income	Thousands)	Share	Loss	Thousands)	Share
Basic income/(loss) per share	$1,507	2,566	$0.59	$(2,690)	2,542	$(1.06)
Effect of common equivalent shares	—	42	(0.01)	—	—	—

Diluted income/(loss) per share	$1,507	2,608	$0.58	$(2,690)	2,542	$(1.06)

Reconciliation of basic and diluted loss per share for the six months ended:

	June 30, 2008			June 30, 2007
		Shares	Per		Shares	Per
	Net	(In	Common	Net	(In	Common
	Income	Thousands)	Share	Loss	Thousands)	Share
Basic income/(loss) per share	$1,639	2,564	$0.64	$(5,729)	2,528	$(2.27)

Effect of common equivalent shares	—	65	(0.02)	—	—	—

Diluted income/(loss) per share	$1,639	2,629	$0.62	$(5,729)	2,528	$(2.27)

NOTE 10 — INTANGIBLE ASSETS, NET
The changes in the carrying amount of net intangible assets for the six months ended June 30, 2008, were as follows:

		Non-
	Customer	compete	Other	Trade-
	Related	Agreements	Agreements	marks	Total

Balance as of Dec. 31, 2007	$155	$46	$48	$269	$518

Amortization	(63)	(29)	(7)	—	(99)
Impairment loss	—	—	—	(106)	(106)

Balance as of Jun. 30, 2008	$92	$17	$41	$163	$313

The Company’s intangible assets are reviewed at least annually for impairment or if an event occurs or circumstances change that may reduce the fair value of the acquisition below its book value in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Charter Consulting, Inc. (“Charter”)” trade name, with a carrying amount of $269, at the time of the acquisition was determined to have an indefinite life. As part of a valuation of the Company, it was determined that the trademark has been partially impaired and a charge for $106 was taken in the six months ending June 30, 2008.
The Company recorded a $143 impairment charge during the quarter ended March 31, 2007 related to the intangible asset resulting from the March 15, 2006 acquisition of the consulting assets of Charter. This impairment arose as a result of the termination of certain Charter employees.
NOTE 11 — CUMULATIVE TRANSLATION ADJUSTMENT
During the second quarter of 2008, in connection with the substantially complete liquidation of its foreign subsidiaries, the Company recognized $210 into income of cumulative translation adjustments previously recorded in stockholders equity. The amount was included as a reduction of management and administrative support in the consolidated statement of operations.
NOTE 12 — SALE OF SAP PRACTICE
During the second quarter of 2008, the Company sold its SAP Practice (the “Practice”) in order to further its focus on the healthcare market. The sale closed on May 5, 2008, with an effective date of April 30, 2008. TSC agreed to sell substantially all of the assets and assume certain liabilities of the Practice together with certain other assets, liabilities, properties and rights of the Company relating to its SAP services business to EnteGreat Solutions LLC (“EnteGreat”). Under the terms of the purchase agreement, the Company received $4,150 of cash and a $750 promissory note, due in two installments (with the first payment to be made November 30, 2008 and the second payment to be made on April 30, 2009).
In conjunction with the sale, the Company, during the quarter ended June 30, 2008, recorded a gain, net of related transactions fee and expenses, of $1,526 in the consolidated statement of operations.

Below is a summary of the net assets sold with the amounts as of December 31, 2007 and as of April 30, 2008, the effective date of the sale:

	As of 4/30/08	As of 12/31/07

Accounts receivable	$2,592	$2,352
Other current assets	69	31

Total assets	$2,661	$2,383

Accounts payable	323	344
Accrued compensation	559	343

Total liabilities	$882	$687

Value of net assets sold	$1,779	$1,696

TECHNOLOGY SOLUTIONS COMPANY
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
OVERVIEW
Technology Solutions Company (“TSC” or the “Company”) is a software and services firm providing business solutions to targeted industries, including Healthcare and Manufacturing. TSC’s business solutions enable organizations to create, deliver, visualize and sustain customer value.
TSC delivers industry leading solutions and rapid results by leveraging seasoned teams, deep industry expertise and best practice know-how, combined with unique intellectual property and technology implementation skills. TSC maintains high client satisfaction levels and long term relationships based on our collaborative approach and Quality Assurance program.
In December 2006, Milton G. Silva-Craig was appointed our President and Chief Executive Officer and a Director of the Company. Through his leadership and after a strategic review, we are focusing on providing business solutions — software and services — to the targeted industries we serve. TSC is now focused on the mid-size business, providing solutions that identify, measure, visualize and realize value for our customers. In addition, we are investing in the packaging of our service offerings as well as the development of new product offerings to complement these services.
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
Revenue Recognition
The Company derives revenues from information technology and business consulting services. Our services are contracted on either a time and materials or a fixed price basis. For our time and materials contracts, we recognize revenues as work are performed, primarily based on hourly billing rates. For our fixed price contracts, we recognize revenues based on services performed with performance generally assessed on the ratio of hours incurred to date compared to the total estimated hours over the entire life of the contract. Revenues are subject to revision as the contract progresses to completion. Any revisions in the estimate are charged or credited to operations in the period in which the facts that give rise to the revision become known. Contracts are performed in phases. Losses on contracts, if any, are reserved in full when determined. Contract losses are determined by the amount by which the estimated cost of the contract exceeds the estimated total revenues that will be generated by the contract. Extended support revenues are recognized as services are rendered.
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
THREE MONTHS ENDED JUNE 30, 2008 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2007
Revenues
Consolidated revenues were $2.3 million from continuing operations for the three months ended June 30, 2008, a decrease of $0.9 million, or 29 percent, from the $3.2 million from continuing operations recorded for the same period in 2007. Revenues before reimbursements from continuing operations of $2.0 million decreased $0.9 million, or 30 percent, from the $2.9 million from continuing operations reported in the second quarter of 2007. The decline in revenue for the quarter was due in part to the deferral of certain projects for our clients into future quarters as well as a general reduction in the revenue from one major customer.
During the three months ended June 30, 2008, three clients each accounted for more than 10 percent each of our revenues before reimbursements (Independent Health — 34 percent, McKesson — 17 percent and Owens Corning — 12 percent). The cancellation or significant reduction in the use of services by these major clients could have a material adverse effect on our results of operations. During the three months ended June 30, 2007, four clients accounted for more than 10 percent of revenues before reimbursements. (Tenet — 32 percent, Motorola — 12 percent, AEGON — 11 percent and Homesite — 10 percent). In terms of client concentration, during the three months ended June 30, 2008, our top three and top five clients accounted for 63 percent and 78 percent of revenues before reimbursements, respectively, compared to 55 percent and 74 percent for these same categories for the three months ended June 30, 2007. Accordingly, as a result of this client concentration, changes in spending by our significant clients as well as our ability to replace these clients or projects when completed may result in fluctuations in revenue and profitability.

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Costs and Expenses
Project personnel costs were $1.5 million for the three months ended June 30, 2008, a decrease of $0.3 million, or 18 percent, from the same period in the prior year. The decrease was due, primarily, to the reduction in headcount as we have continued to align our headcount to our revenue base. Utilization increased to 73 percent in the second quarter of 2008 compared to 67 percent in the second quarter of 2007, due again to the alignment of headcount to the revenue base. Our average billing rate was $165 for the second quarter of 2008 compared to $167 for the second quarter of 2007. Other project expenses were $0.4 million for the three months ended June 30, 2008, a decrease of $0.1 million from the same period in the prior year.
Project personnel costs and other project expenses combined as a percentage of revenues before reimbursements increased to 94% in the second quarter of 2008 from 82% in the second quarter of 2007, due in part to the cost associated with subcontractors, which is recorded as part of other project expenses, used on a project during the second quarter of 2008.
Gross margin, defined as total revenue less cost of service divided by total revenues, was 5 percent for the second quarter of 2008, compared to 16 percent in the second quarter of 2007, as other project expenses in the second quarter of 2008 have increased as a percentage of revenue due to the increased use of subcontractors on a specific project due to their specialized skill set, needed on the project
Management and administrative support costs of $0.4 million for the second quarter of 2008 declined by $2.9 million or 87 percent from the $3.3 million incurred during the second quarter of 2007. The decline is due in part to headcount cuts made throughout 2007. Another portion of the decline is due to the reversal of the Company’s foreign currency translation adjustment, previously recorded on the balance sheet, after it was determined in the second quarter upon a review of the Company’s foreign operations that all foreign operations had ceased. As a result, the translation adjustment for $0.2 million was reversed against management and administrative support during the quarter.
Intangible asset amortization was $0.1 million for the three months ended June 30, 2008 equal to the amount for the second quarter of 2007.
Operating Loss from Continuing Operations
Consolidated operating loss from continuing operations was $0.4 million for the three months ended June 30, 2008, an improvement of $2.4 million over the $2.8 million loss incurred in the second quarter of 2007, primarily due to the declines realized in management and administrative support costs realized in the quarter.
Other Income
Other income for the three months ended June 30, 2008 was $0.1 million, equal to the amount for the same period in the prior year.

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Income Tax Provision
We did not recognize an income tax benefit for the three months ended June 30, 2008 or 2007 since we have a full valuation allowance against our deferred taxes and we continue to provide a full valuation allowance for all tax benefits generated.
Discontinued Operations
During the quarter, the Company disposed of its SAP Practice. $1.8 million was realized both from the gain on the sale of the Practice and its results for the month when the Company still owned the assets. The $1.8 million represented an increase of $1.8 million from the breakeven amount realized for SAP Practice for the second quarter of 2007.
Net Income
Net income for the quarter of $1.5 million increased by $4.2 million from the loss of $2.7 million realized during the second quarter ended June 30, 2007, primarily from the $1.5 million gain realized from the sale of the SAP Practice during the quarter ended June 30, 2008.
Shares Outstanding
Weighted average number of basic shares outstanding increased by 24 thousand shares to 2,565,866 from 2,541,908, while the weighted average number of diluted shares outstanding increased by 66 thousand shares to 2,608,162 from 2,541,908.
SIX MONTHS ENDED JUNE 30, 2008 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2007
Revenues
Consolidated revenues from continuing operations were $4.9 million for the six months ended June 30, 2008, a decrease of $1.6 million, or 25 percent, from the $6.5 million from continuing operations amount for the same period in 2007. Revenues before reimbursements from continuing operations of $4.2 million decreased $1.5 million, or 26 percent, from the $5.7 million from continuing operations as reported for the six months ended June 30, 2007, due in part to the decline in revenue realized from several larger clients during the first six months of 2008 compared to the same six months period in 2007
During the six months ended June 30, 2008, four clients each accounted for more than 10 percent each of our revenues before reimbursements (Independent Health — 28 percent, McKesson — 15 percent, Tenet — 12 percent and Kimberly Clark — 12 percent). The cancellation or significant reduction in the use of services by these major clients could have a material adverse effect on our results of operations. During the six months ended June 30, 2007, three clients accounted for more than 10 percent of revenues before reimbursements (Tenet — 25 percent, AEGON — 13 percent and Motorola — 11 percent). In terms of client concentration, during the six months ended June 30, 2008, our top three and top five clients accounted for 55 percent and 75 percent of revenues before reimbursements, respectively, compared to 49 percent and 63 percent for these same categories for the six months ended June 30, 2007. Accordingly, as a result of this client concentration, changes in spending by our significant clients as well as our ability to replace these clients or projects when completed may result in fluctuations in revenue and profitability.

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Costs and Expenses
Project personnel costs were $2.8 million for the six months ended June 30, 2008, a decrease of $1.4 million, or 33 percent, from the $4.2 million realized for the same period in 2007. The decrease was due, primarily, to the reduction in headcount for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, as we have continued to align our headcount to our revenue base. Utilization increased to 74 percent for the six months ended June 30, 2008 compared to 62 percent for the six months ended June 30, 2007, primarily due to the headcount reductions made throughout 2007. In addition, our average billing rate rose to $164 for the first six months of 2008, an increase of $18 per billable hour, or 12 percent, from the average billing rate of $146 for the first six months of 2007. Other project expenses were $0.6 million for the six months ended June 30, 2008, a decline of $0.5 million, or 49 percent, from the $1.1 million realized in the same period for 2007. The decline was due in part to the reduction in revenue realized in 2008 compared to 2007.
Project personnel costs and other project expenses combined as a percentage of revenues before reimbursements decreased to 82% in the first six months of 2008 from 93% in the first six months of 2007, primarily due to the better management of the headcount numbers in 2008 over the same period in 2007.
Gross margin, defined as total revenue less cost of service divided by total revenues, was 18 percent for the first six months of 2008, compared to 6 percent in the six months quarter of 2007, due to declines in both project personnel costs and other project expenses realized in the first six months of 2008.
Management and administrative support costs of $1.2 million for the first six months of 2008 declined by $4.9 million or 80 percent from the $6.1 million incurred during the first six months of 2007. The decline is due primarily to headcount cuts made throughout 2007.
Intangible asset amortization and impairment was $0.2 million for the six months ended June 30, 2008 $0.1 million less than the $0.3 million for the six months ended June 30, 2007. A $0.1 million impairment charge was taken during the first quarter for each year respectively.
Operating Loss from Continuing Operations
Consolidated operating loss from continuing operations was $0.6 million for the six months ended June 30, 2008, an improvement of $5.4 million over the $6.0 million loss incurred in the first six months of 2007, primarily due to the increases in gross margin realized and reductions in management and administrative support costs as previously discussed.
Other Income
Other income for the six months ended June 30, 2008 was $0.2 million as compared to $0.3 million for the same period in the prior year.

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Income Tax Provision
We did not recognize an income tax benefit for the six months ended June 30, 2008 or 2007 since we have a full valuation allowance against our deferred taxes and we continue to provide a full valuation allowance for all tax benefits generated.
Discontinued Operations
Results from discontinued operations for the six months ended June 30, 2008, of $2.0 million, increased by $2.1 million from the loss of $0.1 million from discontinued operations realized in the first six months of 2007. The large gain is due mostly to the recognition of the $1.5 million gain from the sale of the SAP Practice during the second quarter of 2008.
Net Income
Net income of $1.6 million, increased by $7.3 million from the net loss of $5.7 million realized for the first six months of 2007. The large increase is due in part to the recognition of the $1.5 million gain from sale of the SAP Practice in the second quarter of 2008, as well as the overall improvement in the financial results, as noted previously for the Company for the first six months of 2008 compared to the performance for the first six months of 2007.
Shares Outstanding
Weighted average number of basic shares outstanding increased from 2,527,621 to 2,563,994 and weighted average number of diluted shares outstanding increased to 2,629,250 from 2,527,621.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities, absent any impact from the sale of the SAP Practice, was $1.7 million for the six months ended June 30, 2008, compared to a use of cash of $1.0 million for the same period in 2007. The 2007 amount included the collection of a note receivable for $3.4 million in the first quarter of 2007. If that one time amount is excluded, cash use from operations for the six months of 2007 would have been $4.4 million and the cash used from operations would have improved by $2.7 million, representing the reduction in the net loss from operations that has occurred in 2008, offset somewhat by the seasonality payments made by the Company in the first quarter of 2008.
Cash provided by investing activities of $4.0 million, represents an increase of $4.2 million from the use amount realized in the first six months of 2007. The large increase is due mainly to the recognition of the proceeds from the sale of the SAP Practice as well to the transfers of cash from the short-term investment accounts that occurred during the first six months of 2008.

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Cash used in financing activities of less than $0.1 million during the six months ended June 30, 2008 and $0.1 million for six months ended June 30, 2007, primarily represented payments of employee income tax related withholding obligations, in lieu of shares, for restricted stock units that were issued during the periods, respectively.
Cash flow amounts for discontinued operations for the six months ended June 30, 2008 and 2007 are included in the statement of cash flows. Prior to its sale in April, the SAP Practice generated $0.4 million of positive cash flow through April 30, 2008. For the six month period ended June 30, 2007, cash flow used by discontinued operations totaled $0.3 million. The sale of the SAP Practice will not, in management’s opinion, have a significant impact on cash flow for the Company.
The balance of cash, cash equivalents and short-term investments, inclusive of the promissory note due from EnteGreat, for June 30, 2008 was $12.2 million, representing a decrease of $0.1 million from the combined balance at June 30, 2007. Our investment policy is to maintain most of our free cash into highly liquid, large money market- type funds. This policy exposes us to short-term interest rate fluctuations. This Form 10-Q reflects a correction to certain prior year amounts which were classified as cash equivalents. The prior year financial statements included an investment in an AAA rated mutual fund, with underlying investments in securities with an average maturity of approximately 3 years and an average duration of approximately 1.8 years as a cash equivalent. Pursuant to our accounting and reporting policies for cash and cash equivalents, these investments should have been classified as short term investments in our consolidated balance sheet. Accordingly, we have revised our current and previous disclosures to reclassify the investment from cash equivalents to short-term, held-for-sale, investments. See Note 4 in the consolidated financial statements included herein.
A primary source of liquidity for the Company is our existing cash, cash equivalents and short-term investment balances. If we are not successful in increasing our services and product revenues and controlling our operating costs, it could become necessary to raise additional capital to finance further investment and operations. There can be no assurance that we will be able to obtain any financing or that, if we were to be successful in finding financing, it would be on favorable terms.
Operating results and liquidity, including our ability to raise additional capital if necessary, may be materially and adversely affected by lower demand for the Company’s services. In addition, a number of other factors, including general economic conditions, technological changes, competition and other factors affecting the information technology and consulting industry generally, and the suspension or cancellation of a large project could have an adverse effect on future results and liquidity. The aforementioned factors, as well as other factors, are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under Part I, Item 1A - Risk Factors and this Quarterly Report on Form 10-Q for the period ended June 30, 2008 under Part II, Item 1A — Risk Factors.

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
NEW ACCOUNTING STANDARDS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides a single definition of fair value, together with a framework for measuring fair value. Accordingly, for some entities, the application of SFAS 157 may change current practice. SFAS 157 was adopted on January 1, 2008. The adoption of SFAS 157 did not impact the financial statements for the Company.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a significant impact on the financial statements for the Company.
In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 “Share-Based Payment” (“SAB 110”). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. The adoption of SAB 110 did not have a significant impact on the financial statements for the Company.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. FAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting FAS 141R on our consolidated results of operations and financial condition and plan to adopt it as required in the first quarter of fiscal 2009.

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
ASSUMPTIONS UNDERLYING CERTAIN FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This Form 10-Q contains certain forward-looking statements concerning our financial position, results of operations, cash flows, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions. These forward-looking statements involve significant risks and uncertainties. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form 10-Q include, among others, our ability to manage decreased revenue levels; our need to attract new business and increase revenues; our recent general trend of a declining cash position; our ability to manage costs and headcount relative to expected revenues; our ability to achieve proper utilization rates or charge acceptable rates for our services could adversely affect our ability to successfully introduce new service offerings; our dependence on a limited number of clients for a large portion of our revenue; the potential loss of significant clients; our ability to attract new clients and sell additional work to existing clients; our ability to attract and retain employees; the rapidly changing nature of information technology services, including our ability to keep pace with technological and market changes and our ability to refine and add to existing service offerings; the lack of shareholder approved stock options available for grants by the Company to retain existing employees;; and changing business, economic or market conditions and changes in competitive and other factors, all as more fully described herein and in our Annual Report on Form 10-K for the year ended December 31, 2007 under Risk Factors and elsewhere from time to time in our filings with the SEC, press releases and other communications. Such forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Our actual results may vary materially.

TECHNOLOGY SOLUTIONS COMPANY
PART I. FINANCIAL INFORMATION
(Continued)
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
TSC is exposed to interest rate fluctuations. Changes in interest rates affect interest income and expense on short-term investments. The Company’s short-term investments are primarily invested in overnight money market type accounts. Average interest rates were approximately 3.5 percent during the six months ended June 30, 2008 compared to 5.2 percent during the same period in the prior year. Based on the short-term investments balance as of June 30, 2008 and 2007, a hypothetical 1.00 percent increase in interest rates would have resulted in approximately $29 thousand and $31 thousand in additional net investment income during each of the periods ended June 30, 2008 and 2007, respectively.
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
ITEM 4T—CONTROLS AND PROCEDURES.
Not applicable.

TECHNOLOGY SOLUTIONS COMPANY
PART II. OTHER INFORMATION
ITEM 1—LEGAL PROCEEDINGS.
Other than as set forth below, there are no material changes to the Legal Proceedings described under the title “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2007.
On July 31, 2008, Exogen Solutions LLC, a subsidiary of the Company, was named in a lawsuit filed by Smith & Nephew, Inc., in the U.S. District Court for the Northern District of Illinois alleging trademark infringement, unfair competition, dilution and similar claims under the U.S. Trademark Act of 1946, the Uniform Deceptive Trade Practices Act, the Consumer Fraud and Deceptive Business Practices Act and the Trademark Registration and Protection Act. The lawsuit alleges likelihood of confusion with Smith & Nephew’s federal trademark registrations for marks consisting of or including the designation “EXOGEN” for a line of medical devices for accelerating muscular and skeletal tissue healing. Smith & Nephew is seeking permanent injuctive relief, trebled damages, punitive damages, attorney’s fees, costs and prejudgment interest. The Company believes that the lawsuit lacks merit, however, the Company is considering all available options and currently intends to enter into discussions with Smith & Nephew to review all available options to resolve the matter promptly and cost-effectively. The Company does not believe that it will incur any material loss or expense with respect to this lawsuit. Pending the outcome of these discussions, the Company intends to postpone the filing of a Restated Certificate of Incorporation of the Company that would change the Company’s name from Technology Solutions Company to Exogen Healthcare, Inc.
ITEM 1A—RISK FACTORS.
There are no material changes to the Risk Factors described under the title “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) STOCK REPURCHASES

			(c) Total number	(d) Maximum number of
			of shares	shares (or approximate
	(a) Total		purchased as part	dollar value of shares)
	number	(b) Average	of publicly	that may yet be
	of shares	price paid per	announced plans	purchased under the
Period	purchased	share	or programs	plans or programs

April 1, 2008 – April 30, 2008	0	$—	0	234,360

May 1, 2008 – May 31, 2008	0	$—	0	234,360

June 1, 2008 – June 30, 2008	0	$—	0	234,360

Total	0	$—	0	234,360

TECHNOLOGY SOLUTIONS COMPANY
PART II. OTHER INFORMATION — (Continued)
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

TECHNOLOGY SOLUTIONS COMPANY
Date: August 14, 2008	By:	/s/ TIMOTHY G. ROGERS
Timothy G. Rogers
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit #	Description of Document

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith