Form 10-Q
period 2008-09-30
TECHNOLOGY SOLUTIONS COMPANY
filed 2008-11-13
CIK 877645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
Commission file number 0-19433
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 13, 2008 there were outstanding 2,565,866 shares of TSC Common Stock, par value $0.01.

TECHNOLOGY SOLUTIONS COMPANY
Index to Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,266	$1,799
Short-term investments	6,748	9,169
Receivables, less allowance for doubtful receivables of $10	967	3,513
Note receivable	750	—
Software development costs	568	—
Other current assets	416	242

Total current assets	11,715	14,723
COMPUTERS, FURNITURE AND EQUIPMENT, NET	197	193
INTANGIBLE ASSETS, NET	264	518

Total assets	$12,176	$15,434

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,003	$1,539
Accrued compensation and related costs	535	2,645
Other current liabilities	136	1,078

Total current liabilities	1,674	5,262
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; shares authorized — 10,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized — 20,000,000; shares issued — 2,677,452; 2,565,866 and 2,559,247 shares outstanding, respectively	27	27
Capital in excess of par value	129,145	129,100
Accumulated deficit	(115,078)	(115,816)
Treasury stock, at cost, 111,586 and 118,205 shares, respectively	(3,162)	(3,349)
Accumulated other comprehensive income:
Unrealized (loss) on short-term investments	(428)	—
Cumulative translation adjustment	—	210

Total stockholders’ equity	10,502	10,172

Total liabilities and stockholders’ equity	$12,176	$15,434

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
CONTINUING OPERATIONS
REVENUES:
Revenues before reimbursements	$1,418	$2,482	$5,667	$8,189
Reimbursements	224	259	831	1,002

Total Revenues	1,642	2,741	6,498	9,191

COSTS AND EXPENSES:
Project personnel	1,080	1,962	3,909	6,153
Other project expenses	373	271	943	1,389
Reimbursable expenses	224	259	831	1,002

Cost of Services	1,677	2,492	5,683	8,544
Management and administrative support	870	2,446	2,071	8,544
Intangible asset amortization	49	49	147	156
Intangible asset impairment	—	—	106	143

Total Costs and Expenses	2,596	4,987	8,007	17,387

OPERATING LOSS FROM CONTINUING OPERATIONS	(954)	(2,246)	(1,509)	(8,196)

OTHER INCOME:
Net investment income	67	126	290	446

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(887)	(2,120)	(1,219)	(7,750)

INCOME TAX PROVISION	—	—	—	—

NET LOSS FROM CONTINUING OPERATIONS	(887)	(2,120)	(1,219)	(7,750)

DISCONTINUED OPERATIONS
Net income (loss) from discontinued operations, includes gain on sale of SAP Practice	(14)	(146)	1 ,957	(245)

NET INCOME (LOSS)	$(901)	$(2,266)	$738	$(7,995)

BASIC INCOME (LOSS) PER SHARE:

Income (loss) from Continuing Operations	$(0.35)	$(0.83)	$(0.47)	$(3.06)
Income (loss) from Discontinued Operations	0.00	(0.06)	0.76	(0.09)
Net income (loss)	(0.35)	(0.89)	0.29	(3.15)

WEIGHTED AVERAGE SHARES — BASIC	2,566	2,548	2,564	2,534

DILUTED INCOME (LOSS) PER SHARE (1):
Income (loss) from Continuing Operations	$(0.35)	$(0.83)	$(0.46)	$(3.06)
Income (loss) from Discontinued Operations	0.00	(0.06)	0.74	(0.09)
Net income (loss)	(0.35)	(0.89)	0.28	(3.15)

WEIGHTED AVERAGE SHARES — DILUTED	2,566	2,548	2,661	2,534

(1)	Dilutive securities are excluded from the diluted earnings per share calculation in loss periods due to their anti-dilutive effect
The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the
	Nine Months Ended
	June 30,
	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$738	$(7,995)
Adjustments to reconcile net income/(loss) to net cash from operating activities:

Intangible asset impairment	106	143
Depreciation and amortization	227	190
Cumulative translation adjustment	(210)	—
Non-cash stock compensation	244	446
Gain from sale of SAP Practice	(1,526)	—
Changes in assets and liabilities:
Receivables	(46)	2,729
Loan receivable	—	3,400
Software development costs	(568)	—
Other current assets	(243)	254
Accounts payable	(213)	(451)
Accrued compensation and related costs	(1,551)	111
Restructuring accruals	—	(270)
Other current liabilities	(943)	(990)

Net cash used in operating activities	(3,985)	(2,433)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of SAP Practice, net of transaction fees	3,305	—
Proceeds from short-term investments	2,104	1,000
Note receivable from sale of SAP Practice	(750)	—
Purchases of short-term investments	(111)	(210)
Capital expenditures	(83)	(187)

Net cash provided by investing activities	4,465	603

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of employee payroll taxes in lieu of shares for vested restricted stock units	(13)	(148)

Net cash used in financing activities	(13)	(148)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	467	(1,978)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,799	6,924

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,266	$4,946

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

TECHNOLOGY SOLUTIONS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
(In thousands, except share and per share data)
NOTE 1 — BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Technology Solutions Company and its subsidiaries (“TSC” or the “Company”). The consolidated balance sheet as of September 30, 2008, the consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 and the consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 have been prepared by the Company without an audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2008 and for all periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2008.
NOTE 2 — THE COMPANY
TSC is a software and services firm providing business solutions to targeted industries, including healthcare and manufacturing. TSC’s business solutions enable organizations to create, deliver and sustain customer value. TSC’s clients are primarily located throughout the United States.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permit entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a significant impact on the financial statements for the Company.
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
NOTE 4 — SHORT-TERM INVESTMENTS AND PRIOR YEARS REVISIONS
On December 10, 2007, TSC was notified by Bank of America (“BOA”), that the Columbia Strategic Cash Fund, BOA’s largest, privately-placed, enhanced cash fund (“Fund”) would be closed and liquidated. In addition, the Company was advised that: (1) cash redemptions were temporarily suspended, although redemptions could be filled through a pro-rata distribution of the underlying securities, consisting principally of high-quality corporate debt, mortgage-backed securities and asset-backed securities; (2) the Fund’s valuation would be based on the market value of the underlying securities, whereas historically the Fund’s valuation was based on amortized cost; and (3) interest would continue to accrue. TSC had previously classified the investment in the Fund as a cash equivalent due to the characteristics of the Fund being highly liquid, and transactions between the Fund and the bank operating account being settled the same day.
Due to the event as described above, TSC re-evaluated the nature of the investment and determined that the investment should be reclassified as a short-term investment rather than as a cash equivalent in the 2007 consolidated financial statements.
The Company has been advised by the Fund manager of their intent to make an orderly liquidation of the Fund with the goal of preserving and distributing the original investment values to the fund investees. For the nine months ending September 30, 2008, TSC had received $2,135 of distributions. On October 30, 2008, TSC received the final distribution from the fund and have closed the account.
On December 31, 2007, the Company entered into an unsecured credit facility with Blue Ridge Investments, L.L.C., an affiliate of BOA (the “Blue Ridge facility”), to allow the Company to separately borrow up to the current balance remaining in the Fund should the need had arisen. As of October 30, 2008, with collection of the final distribution from the fund, the Blue Ridge facility has been cancelled.
Due to the reclassification, this Quarterly Report on Form 10-Q reflects a correction to certain prior year amounts which were classified as cash equivalents. The prior year financial statements included an investment in an AAA rated mutual fund, with underlying investments in securities with an average maturity of approximately 3 years and an average duration of approximately 1.8 years as a cash equivalent. Pursuant to the Company’s accounting and reporting policies for cash and cash equivalents, these investments should have been classified as short-term investments in the consolidated balance sheet. Accordingly, the Company has revised the current and previous disclosures to reclassify the investment from cash equivalents to short-term, available-for-sale, investments.

The impact of the revision on TSC’s Consolidated Statement of Cash Flows for the nine months ended September 30, 2007 is set forth below. The revision had no impact on net cash used in operating or financing activities, the details of which were therefore condensed in the below presentation.

	As Originally Filed		As Revised
	September 30, 2007	Revision	September 30, 2007
Net Loss	$(7,995)	$—	$(7,995)

Net Cash used in operating activities	(2,433)	—	(2,433)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from short-term investments	—	1,000	1,000
Purchases of short-term investments	—	(210)	(210)
Capital expenditures	(187)	—	(187)

Net Cash used in investing activities	(187)	790	603
Net Cash used in financing activities	(148)	—	(148)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—
DECREASE IN CASH AND CASH EQUIVALENTS	(2,768)	790	(1,978)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,510	(6,586)	6,924

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,742	$(5,796)	$4,946

NOTE 5 — SOFTWARE DEVELOPMENT COSTS
TSC accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Research and development costs related to software development are expensed as incurred. Upon the establishment of technological feasibility, related software development costs are capitalized.
BLUE OCEAN©
Technological feasibility was reached during the second quarter of 2008 for Blue Ocean, which is the Company’s software solution that delivers real-time, actionable information to staff, clinicians, administrators, and C-level executives at point-of-need. Beginning in the second quarter of 2008 and through the end of the September 30, 2008, the Company has capitalized $431 of such costs. General release has not occurred for Blue Ocean and as such, the $431 capitalized represents the unamortized costs.

RENDER©
Technological feasibility was reached during the third quarter of 2008 for Render, which is the Company’s patent pending software application designed to make the customer value discovery process and measurement easy and deployable on a larger scale. Beginning in the third quarter, the Company capitalized $137 of such costs. General release has not occurred for the product and as such, the $137 capitalized represents the unamortized costs.
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
The Company or one of its subsidiaries files income tax returns in the U.S. Federal and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before 2004 and its subsidiaries are no longer subject to non-U.S. income tax examinations for years before 2001.
The Company has not incurred any interest expense or penalties on income tax matters in recent years. If any interest expense or penalties were incurred, the Company would include them in operating expenses.
NOTE 7 — STOCK-BASED COMPENSATION
Stock based compensation expense of $244 for the nine months ended September 30, 2008 consisted of: (a) $100 expense related to the vesting of restricted stock units in connection with the departure of certain executive officers; (b) $82 of reduction in expense for the reversal of costs previously recorded for several executives who were terminated during the year and whose options were forfeited as a result of their termination; and (c) $226 of expense for options for current option holders.
NOTE 8 — CAPITAL STOCK
During the nine months ended September 30, 2008, the Company issued 6,619 shares from Treasury Stock related to the vesting of restricted stock units.
The Company has a stock repurchase program, which allows for share repurchases of up to 576,266 shares of outstanding Company common stock (the “Repurchase Program”). During the nine months ended September 30, 2008 and 2007, the Company did not repurchase any shares. The Company has repurchased an aggregate total of 341,906 shares since the inception of this Repurchase Program in September 2000. As of September 30, 2008, there were 234,360 shares available to be repurchased under the Repurchase Program.

The timing and size of any future stock repurchases are subject to market conditions, stock prices, the Company’s cash position and other cash requirements.
NOTE 9 — INCOME (LOSS) PER COMMON SHARE
The Company discloses basic and diluted income/(loss) per share in the consolidated statements of operations under the provisions of SFAS No. 128, “Earnings Per Share.” Diluted income/(loss) per common share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during each period presented, plus the dilutive effect of common equivalent shares arising from the assumed exercise of stock options using the treasury stock method. Common equivalent shares of 87,828 was not included in the income/(loss) per share calculation as they were antidilutive for the three months ended September 30, 2008. Common equivalent shares of 88,203 and 124,228 were not included in the diluted income/(loss) per share calculation as they were antidilutive for the three and nine months ended September 30, 2007, respectively. Basic income/(loss) per common share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during each period presented.
Reconciliation of basic and diluted loss per share for the three months ended:

	September 30, 2008			September 30, 2007
	Net	Shares	Per	Net	Shares	Per
	Income	(In Thousands)	Common Share	Loss	(In Thousands)	Common Share
Basic income/(loss) per share	$(901)	2,566	$(0.35)	$(2,266)	2,548	$(0.89)
Effect of common equivalent shares	—	—	—	—	—	—

Diluted income/(loss) per share	$(901)	2,566	$(0.35)	$(2,266)	2,548	$(0.89)

Reconciliation of basic and diluted income/(loss) per share for the nine months ended:

	September 30, 2008			September 30, 2007
	Net	Shares	Per	Net	Shares	Per
	Income	(In Thousands)	Common Share	Loss	(In Thousands)	Common Share
Basic income/(loss) per share	$738	2,564	$0.29	$(7,995)	2,534	$(3.15)
Effect of common equivalent shares	—	97	(0.01)	—	—	—

Diluted income/(loss) per share	$738	2,661	$0.28	$(7,995)	2,534	$(3.15)

NOTE 10 — INTANGIBLE ASSETS, NET
The changes in the carrying amount of net intangible assets for the nine months ended September 30, 2008, were as follows:

		Non-
	Customer	compete	Other	Trade-
	Related	Agreements	Agreements	marks	Total

Balance as of Dec. 31, 2007	$155	$46	$48	$269	$518

Amortization	(96)	(41)	(11)	—	(148)
Impairment loss	—	—	—	(106)	(106)

Balance as of Sept. 30, 2008	$59	$5	$37	$163	$264

The Company’s intangible assets are reviewed at least annually for impairment or if an event occurs or circumstances change that may reduce the fair value of the acquisition below its book value in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Charter Consulting, Inc. (“Charter”) trade name, with a carrying amount of $269, at the time of the acquisition was determined to have an indefinite life. As part of a valuation of the Company, it was determined that the trademark has been partially impaired and a charge for $106 was taken in the nine months ending September 30, 2008.
The Company recorded a $143 impairment charge during the quarter ended March 31, 2007 related to the intangible asset resulting from the March 15, 2006 acquisition of the consulting assets of Charter. This impairment arose as a result of the termination of certain Charter employees.
NOTE 11 — CUMULATIVE TRANSLATION ADJUSTMENT
During the second quarter of 2008, in connection with the completed liquidation of its foreign subsidiaries, the Company recognized $210 into income of cumulative translation adjustments previously recorded in stockholders’ equity. The amount was included as a reduction of management and administrative support in other income in the consolidated statement of operations.
NOTE 12 — SALE OF SAP PRACTICE
During the second quarter of 2008, the Company sold its SAP Practice (the “Practice”) in order to further its focus on the healthcare market. The sale closed on May 5, 2008, with an effective date of April 30, 2008. TSC agreed to sell substantially all of the assets and assume certain liabilities of the Practice together with certain other assets, liabilities, properties and rights of the Company relating to its SAP services business to EnteGreat Solutions LLC (“EnteGreat”). Under the terms of the purchase agreement, the Company received $4,150 of cash and a $750 promissory note, due in two installments (with the first installment of $375 received October 31, 2008 and the second installment to be received on April 29, 2009).
In conjunction with the sale, the Company, during the quarter ended June 30, 2008, recorded a gain, net of related transactions fee and expenses, of $1,526 in the consolidated statement of operations.
Below is a summary of the net assets sold with the amounts as of December 31, 2007 and as of April 30, 2008, the effective date of the sale:

	As of April 30,	As of December 31,
	2008	2007

Accounts receivable	$2,592	$2,352
Other current assets	69	31

Total assets	$2,661	$2,383

Accounts payable	323	344
Accrued compensation	559	343

Total liabilities	$882	$687

Value of net assets sold	$1,779	$1,696

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
The Company delivers industry leading solutions and rapid results by leveraging seasoned teams, deep industry expertise and best practice know-how, combined with unique intellectual property and technology implementation skills. TSC maintains high client satisfaction levels and long term relationships based on a collaborative approach and Quality Assurance program.
In December 2006, Milton G. Silva-Craig was appointed President and Chief Executive Officer and a Director of the Company. Through his leadership and after a strategic review, TSC is focusing on providing business solutions — software and services — to the targeted industries the Company serve. The Company is now focused on mid-size businesses, providing solutions that identify, measure, visualize and realize value for our customers. In addition, the Company is investing in the packaging of service offerings as well as the development of new product offerings to complement these services.
The results of the Company’s operations are affected by general economic conditions, as well as the level of economic activity and changes in the industries that TSC serves. The Company’s business is also driven by the pace of business and technological change, the ability to differentiate itself from competitors through specialty services that address targeted industry and business concerns, and the type and level of spending by the Company’s clients in the areas in which TSC provides services. Many factors can result in a deferral, reduction or cancellation of services requested by our prospective or current clients, including budget constraints, economic conditions and perceived project progress, success or value. Additionally, the Company is in the process of transitioning our business service offerings, and no assurance can be given that they will gain acceptance with our existing or prospective clients.
Project personnel costs constitute the majority of the Company’s operating costs. Since project personnel costs are primarily driven by the cost of billable personnel, mainly compensation and benefits, maintaining these costs at a reasonable and predictable percentage of revenue is critical to our financial performance. Project personnel costs as a percentage of revenues are driven by utilization and average hourly billing rates. Utilization represents the percentage of time our billable professionals, excluding non-billable hours for paid holidays and time off, spend on billable work. It is our strategy to try to match our project personnel supply with demand. At times, this requires us to reduce headcount and reassign employees to other active projects when they are no longer needed on a particular project. However, because of the mix of skills needed and project durations, implementation of this strategy may be delayed at times. Accordingly, any decline in revenues without a corresponding and timely reduction in staffing, or a staffing increase that is not accompanied by a corresponding increase in revenues, would have an adverse effect, which could be material, on our business, operating results and financial condition.

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
REVENUES
For presentation purposes, the Company shows two components of revenues: 1) revenues before reimbursements, which consist of revenue for performing services; and 2) reimbursements, consisting of reimbursements the Company receives from clients for out-of-pocket expenses incurred. TSC believes revenues before reimbursements is a more meaningful representation of our economic activity since it excludes pass-through, zero-margin expense reimbursements.
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
Intangible asset amortization
The Company’s acquired intangible assets with definite lives, which consist of amounts related to customer relationships, agreements not to compete and other business agreements are amortized over their estimated useful lives. In addition, TSC periodically evaluates these intangible assets to determine whether adjustment to these amounts or estimated useful lives are required based on current events and circumstances.

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
Accounting for Income Taxes
TSC accounts for income taxes expense under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As discussed below, TSC has a full valuation allowance against the entire net deferred tax asset and the Company continues to provide a full valuation allowance for all tax benefits generated. The implementation of FIN 48 did not result in a change to these net deferred tax assets or the corresponding valuation allowance.

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
TSC uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided using currently enacted tax rates when tax laws and financial accounting standards differ with respect to (i) the amount of annual income and (ii) the basis of assets and liabilities. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and valuation allowance recorded against our net deferred tax assets. The Company has generated certain deferred tax assets as a result of operating losses and temporary differences between book and tax accounting, as well as tax benefits resulting from the exercise of employee stock options that were recorded as additional paid-in capital in the period of exercise. SFAS 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. TSC maintains a full valuation allowance against deferred tax assets. If the realization of the deferred tax assets in future periods is considered more likely than not, an adjustment to the deferred tax asset would increase net income in the period such determination is made. The amount of deferred tax assets considered realizable is based on significant estimates. Changes in these estimates could materially affect our financial condition and results of operations in future periods.
Stock-Based Compensation
The Company accounts for stock-based compensation expense under the provisions of Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires companies to measure and recognize compensation expense for all employee share-based payments at fair value over the service period underlying the arrangement. Accordingly, TSC determines the grant-date fair value of our stock-based awards, including stock options and restricted stock units, and record an expense in our statement of operations for the amortization of the fair value of the awards. The fair value of the awards is amortized ratably over the vesting periods of the individual awards. For restricted stock units, certain portions of the awards require the achievement of certain performance measures for these awards to vest. If these performance measures are not achieved, grantees forfeit their awards.
Intangible Assets
TSC accounts for Intangible Assets in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, intangibles that are deemed to have indefinite lives are not amortized but, instead, are reviewed at least annually for impairment. Intangible assets with definite lives continue to be amortized over their estimated useful lives.
SFAS 142 requires that intangible assets not subject to amortization be evaluated for impairment annually or if an event occurs or circumstances change that may reduce the fair value of the acquisition below its book value. The impairment test is conducted utilizing a “fair value” methodology. The Company evaluates the fair value utilizing various valuation techniques including a discounted cash flow analysis. The implied fair value is compared to the carrying amount of the intangible asset. If the fair value is less, TSC would then recognize an impairment loss. In addition, the Company evaluates the intangible assets with definite lives to determine whether adjustment to these amounts or estimated useful lives are required based on current events and circumstances.

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
During the quarter ended March 31, 2008, the Company recorded a $106 impairment charge related to the trademarks acquired as part of the Charter Consulting, Inc. (“Charter”) acquisition. The impairment arose as a result of the valuation of the trademarks that were made during the quarter. During the quarter ended March 31, 2007, TSC recorded a $143 impairment charge related to the intangible asset resulting from the March 15, 2006 acquisition of the consulting assets of Charter. The impairment arose as a result of the termination of certain Charter employees.
In the future, TSC may undertake additional merger or acquisition activities and thereby acquire additional intangible assets. Any such intangible assets will be the subject of future impairment analyses and, should there be a change in key assumptions about the acquired businesses or general market conditions, additional impairment charges may be necessary. Any such charges could have a material adverse effect on our consolidated financial position and results of operations.
THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2007
Revenues
Consolidated revenues were $1.6 million from continuing operations for the three months ended September 30, 2008, a decrease of $1.1 million, or 40 percent, from the $2.7 million from continuing operations recorded for the same period in 2007. Revenues before reimbursements from continuing operations of $1.4 million decreased $1.1 million, or 43 percent, from the $2.5 million from continuing operations reported in the third quarter of 2007. The decline in revenue for the quarter was due in part to the deferral of certain projects for our clients into future quarters as well as a general reduction in the scope of projects and the number of clients serviced.
During the three months ended September 30, 2008, four clients accounted for more than 10 percent each of our revenues before reimbursements (Independent Health — 26 percent, McKesson — 13 percent, OSF Cardiology — 12 percent and Long Island Jewish — 10 percent). The cancellation or significant reduction in the use of services by these major clients could have a material adverse effect on our results of operations. During the three months ended September 30, 2007, two clients accounted for more than 10 percent of revenues before reimbursements (Tenet — 39 percent and Owens Corning — 15 percent). In terms of client concentration, during the three months ended September 30, 2008, our top three and top five clients accounted for 51 percent and 71 percent of revenues before reimbursements, respectively, compared to 63 percent and 75 percent for these same categories, respectively, for the three months ended September 30, 2007. Accordingly, as a result of this client concentration, changes in spending by our significant clients as well as our ability to replace these clients or projects when completed may result in fluctuations in revenue and profitability in the future.

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Costs and Expenses
Project personnel costs were $1.1 million for the three months ended September 30, 2008, a decrease of $0.9 million, or 45 percent, from the same period in the prior year. The decrease was due, primarily, to the reduction in headcount as the Company has continued to align its headcount to its revenue base. Utilization remained at 69 percent in the third quarter of 2008 compared to the third quarter of 2007. Our average billing rate increased by $7 to $178 for the third quarter of 2008 compared to the $171 average billing rate for the third quarter of 2007. Other project expenses were $0.4 million for the three months ended September 30, 2008, an increase of $0.1 million from the same period in the prior year.
Project personnel costs and other project expenses combined as a percentage of revenues before reimbursements increased to 102 percent in the third quarter of 2008 from 90 percent in the third quarter of 2007, due in part to the cost associated with subcontractors, which is recorded as part of other project expenses, used on a project during the third quarter of 2008.
Gross margin, defined as total revenue less cost of service divided by total revenues, was a negative 2 percent for the third quarter of 2008, compared to a positive 9 percent in the third quarter of 2007, as other project expenses in the third quarter of 2008 have increased as a percentage of revenue due to the increased use of subcontractors on a specific project due to their specialized skill set needed on the project.
Management and administrative support costs of $0.9 million for the third quarter of 2008 declined by $1.6 million or 64 percent from the $2.5 million incurred during the third quarter of 2007. The decline is due in part to headcount cuts made throughout 2007.
Intangible asset amortization was $0.1 million for the three months ended September 30, 2008 equal to the amount for the third quarter of 2007.
Operating Loss from Continuing Operations
Consolidated operating loss from continuing operations was $0.9 million for the three months ended September 30, 2008, an improvement of $1.2 million over the $2.1 million loss incurred in the third quarter of 2007, as the decline in revenues were more than offset by the declines in operating expenses.
Other Income
Other income for the three months ended September 30, 2008 was $0.1 million, equal to the amount for the same period in the prior year.
Income Tax Provision
The Company did not recognize an income tax benefit for the three months ended September 30, 2008 or 2007 since TSC has a full valuation allowance against deferred taxes and continues to provide a full valuation allowance for all tax benefits generated.
Discontinued Operations
The Company incurred less than $0.1 million of expenses for the quarter ended September 30, 2008, related to costs from the sale of its SAP Practice that occurred in the second quarter of 2008.

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Net Loss
Net loss for the quarter ended September 30, 2008 of $0.9 million improved by $1.4 million, or 61 percent, from the loss of $2.3 million realized during the third quarter ended September 30, 2007, primarily from the large declines realized in operating expenses offset somewhat by the decline in revenues for the quarter.
Shares Outstanding
Weighted average number of basic shares outstanding for the third quarter of 2008 increased by 18,149 shares to 2,565,866 shares from third quarter of 2007’s amount of 2,547,717 shares.
NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2007
Revenues
Consolidated revenues from continuing operations were $6.5 million for the nine months ended September 30, 2008, a decrease of $2.7 million, or 29 percent, from the $9.2 million from continuing operations amount for the same period in 2007. Revenues before reimbursements from continuing operations of $5.7 million decreased $2.5 million, or 31 percent, from the $8.2 million from continuing operations as reported for the nine months ended September 30, 2007, due in part to the decline in revenue realized from several larger clients as certain projects ended and were not replaced by new opportunities at the same client during the first nine months of 2008 compared to the same nine months period in 2007.
During the nine months ended September 30, 2008, four clients accounted for more than 10 percent of our revenues before reimbursements (Independent Health — 27 percent, McKesson — 15 percent, Tenet — 10 percent and OSF Cardiology — 10 percent). The cancellation or significant reduction in the use of services by the major clients could have a material adverse effect on our results of operations. During the nine months ended September 30, 2007, two clients accounted for more than 10 percent of revenues before reimbursements (Tenet — 29 percent and AEGON — 12 percent). In terms of client concentration, during the nine months ended September 30, 2008, our top three and top five clients accounted for 52 percent and 71 percent of revenues before reimbursements, respectively, compared to 49 percent and 63 percent for these same categories for the nine months ended September 30, 2007. Accordingly, as a result of this client concentration, changes in spending by our significant clients as well as our ability to replace these clients or projects when completed may result in fluctuations in revenue and profitability in future periods.
Costs and Expenses
Project personnel costs were $3.9 million for the nine months ended September 30, 2008, a decrease of $2.3 million, or 37 percent, from the $6.2 million realized for the same period in 2007. The decrease was due, primarily, to the reduction in headcount for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, as TSC has continued to align our headcount to our revenue base. Utilization increased to 69 percent for the nine months ended September 30, 2008 compared to 66 percent for the nine months ended September 30, 2007, primarily due to the headcount reductions made throughout 2007. In addition, our average billing rate rose to $167 for the first nine months of 2008, an increase of $13 per billable hour, or 8 percent, from the average billing rate of $154 for the first nine months of 2007. Other project expenses were $0.9 million for the nine months ended September 30, 2008, a decline of $0.5 million, or 32 percent, from the $1.4 million realized in the same period for 2007. The decline was due in part to the reduction in revenue realized in 2008 compared to 2007.

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Project personnel costs and other project expenses combined as a percentage of revenues before reimbursements decreased to 86 percent in the first nine months of 2008 from 92 percent in the first nine months of 2007, primarily due to the better management of the headcount numbers in 2008 over the same period in 2007.
Gross margin, defined as total revenue less cost of service divided by total revenues, was 13 percent for the first nine months of 2008, compared to 7 percent in the nine months quarter of 2007, due to declines in both project personnel costs and other project expenses realized in the first nine months of 2008.
Management and administrative support costs of $2.1 million for the first nine months of 2008 declined by $6.5 million or 76 percent from the $8.6 million incurred during the first nine months of 2007. The decline is due primarily to headcount cuts made throughout 2007.
Intangible asset amortization and impairment was $0.3 million for the nine months ended September 30, 2008, equal to the $0.3 million for the nine months ended September 30, 2007. A $0.1 million impairment charge was taken during the first quarter for each year, respectively.
Operating Loss from Continuing Operations
Consolidated operating loss from continuing operations was $1.5 million for the nine months ended September 30, 2008, an improvement of $6.7 million over the $8.2 million loss incurred in the first nine months of 2007, primarily due to the increases in gross margin realized and reductions in management and administrative support costs as previously discussed.
Other Income
Other income for the nine months ended September 30, 2008 was $0.3 million as compared to $0.4 million for the same period in the prior year.
Income Tax Provision
The Company did not recognize an income tax benefit for the nine months ended September 30, 2008 or 2007 since TSC has a full valuation allowance against deferred taxes and continues to provide a full valuation allowance for all tax benefits generated.
Discontinued Operations
Results from discontinued operations for the nine months ended September 30, 2008, of $2.0 million, increased by $2.2 million from the loss of $0.2 million from discontinued operations realized in the first nine months of 2007. The large gain is due mostly to the recognition of the $1.5 million gain from the sale of the SAP Practice during the second quarter of 2008.

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Net Income
Net income of $0.7 million for the nine months ended September 30, 2008, increased by $8.7 million from the net loss of $8.0 million realized for the first nine months of 2007. The large increase is due in part to the recognition of the $1.5 million gain from sale of the SAP Practice in the second quarter of 2008, as well as the overall improvement in the financial results, as noted previously for the Company for the first nine months of 2008 compared to the performance for the first nine months of 2007.
Shares Outstanding
Weighted average number of basic shares outstanding for the nine months ended September 30, 2008 of 2,564,103 shares, increased from the nine month ended amount of basic shares of 2,534,309 basic, while the weighted average number of diluted shares outstanding increased to 2,661,476 shares for the nine months ended September 30, 2008 from the nine months ended September 30, 2007’s amount of 2,658,538 shares.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities, absent any impact from the sale of the SAP Practice, was $4.0 million for the nine months ended September 30, 2008, compared to a use of cash of $2.4 million for the nine months ended September 30, 2007. The 2007 amount included the collection of a note receivable for $3.4 million in the first quarter of 2007. If that one time amount is excluded, cash use from operations for the nine months ended September 30, 2007 would have been $5.8 million and the cash used from operations would have improved by $1.8 million, reflecting the reduction in the net loss from operations that has been realized in 2008.
Cash provided by investing activities of $4.5 million, represents an increase of $3.9 million from the amount of $0.6 million realized in the first nine months of 2007. The large increase is due mainly to the receipt of the proceeds from the sale of the SAP Practice as well as an increase in the sale of short-term investments of $1.1 million that occurred during the first nine months of 2008 compared to the nine months ended September 30, 2007.
Cash used in financing activities of less than $0.1 million during the nine months ended September 30, 2008 and $0.1 million for nine months ended September 30, 2007, primarily represented payments of employee income tax related withholding obligations, in lieu of shares, for restricted stock units that were issued during the periods, respectively.
Cash flow amounts for discontinued operations for the nine months ended September 30, 2008 and 2007 are included in the statement of cash flows. Prior to its sale in April, the SAP Practice generated $0.4 million of positive cash flow through April 30, 2008. For the nine month period ended September 30, 2007, cash flow used by discontinued operations totaled $0.3 million. The sale of the SAP Practice will not, in management’s opinion, have a significant impact on cash flow for the Company.

TECHNOLOGY SOLUTIONS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
The balance of cash, cash equivalents and short-term investments, inclusive of the promissory note due from EnteGreat, for September 30, 2008 was $9.8 million, representing a decrease of $0.9 million from the combined balance of $10.7 million, at September 30, 2007. Our investment policy is to maintain most of our free cash into highly liquid, large money market- type funds. This policy exposes us to short-term interest rate fluctuations. This Quarterly Report on Form 10-Q reflects a correction to certain prior year amounts which were classified as cash equivalents. The prior year financial statements included an investment in an AAA rated mutual fund, with underlying investments in securities with an average maturity of approximately 3 years and an average duration of approximately 1.8 years as a cash equivalent. Pursuant to our accounting and reporting policies for cash and cash equivalents, these investments should have been classified as short-term investments in our consolidated balance sheet. Accordingly, TSC has revised the current and previous disclosures to reclassify the investment from cash equivalents to short-term, held-for-sale, investments. See Note 4 in the consolidated financial statements included herein.
A primary source of liquidity for the Company is existing cash, cash equivalents and short-term investment balances. If the Company is not successful in increasing services and product revenues and controlling operating costs, it could become necessary to raise additional capital to finance further investment and operations. There can be no assurance that the Company will be able to obtain any financing or that, if the Companywas to be successful in finding financing, it would be on favorable terms.
Operating results and liquidity, including the ability to raise additional capital if necessary, may be materially and adversely affected by lower demand for the Company’s services. In addition, a number of other factors, including general economic conditions, technological changes, competition and other factors affecting the information technology and consulting industry generally, and the suspension or cancellation of a large project could have an adverse effect on future results and liquidity. The aforementioned factors, as well as other factors, are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under Part I, Item 1A - Risk Factors and this Quarterly Report on Form 10-Q for the period ended September 30, 2008 under Part II, Item 1A — Risk Factors.
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
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date. FAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting FAS 141R on our consolidated results of operations and financial condition and plan to adopt it as required in the first quarter of fiscal 2009.
ASSUMPTIONS UNDERLYING CERTAIN FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This Quarterly Report on Form 10-Q contains certain forward-looking statements concerning our financial position, results of operations, cash flows, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions. These forward-looking statements involve significant risks and uncertainties. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form 10-Q include, among others, our ability to manage decreased revenue levels; our need to attract new business and increase revenues; our recent general trend of a declining cash position; our ability to manage costs and headcount relative to expected revenues; our ability to achieve proper utilization rates or charge acceptable rates for our services could adversely affect our ability to successfully introduce new service offerings; our dependence on a limited number of clients for a large portion of our revenue; the potential loss of significant clients; our ability to attract new clients and sell additional work to existing clients; our ability to attract and retain employees; the rapidly changing nature of information technology services, including our ability to keep pace with technological and market changes and our ability to refine and add to existing service offerings; the lack of shareholder approved stock options available for grants by the Company to retain existing employees; and changing business, economic or market conditions and changes in competitive and other factors, all as more fully described herein and in our Annual Report on Form 10-K for the year ended December 31, 2007 under Risk Factors and elsewhere from time to time in our filings with the SEC, press releases and other communications. Such forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Our actual results may vary materially.

TECHNOLOGY SOLUTIONS COMPANY
PART I. FINANCIAL INFORMATION
(Continued)
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
TSC is exposed to interest rate fluctuations. Changes in interest rates affect interest income and expense on short-term investments. The Company’s short-term investments are primarily invested in overnight money market type accounts. Average interest rates were approximately 1.5 percent during the nine months ended September 30, 2008 compared to 5.3 percent during the same period in the prior year. Based on the short-term investments balance as of September 30, 2008 and 2007, a hypothetical one percent increase in interest rates would have resulted in approximately $51 thousand and $37 thousand in additional net investment income during each of the periods ended September 30, 2008 and 2007, respectively.
Recent credit market instability, extraordinary stock market volatility and general instability in the financial services sector have increased the risk that access to funds in traditional temporary investment vehicles, such as money market accounts and commercial paper, may become temporarily unavailable for purchase, temporarily illiquid or subject to losses in net asset value. The Company is watching developments in these markets carefully, and to the extent practical, the Company will continue to seek temporary investments that the Company believes will preserve capital and meet our liquidity needs. However, given the financial conditions mentioned above, the Company can make no assurances our objectives will be met.
Further, such unprecedented market conditions increase the risk that our clients will have less access to capital which in turn may restrict their spending on the services and products we market and sell.
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
A lawsuit pending in the U.S. District Court for the Northern District of Illinois against Exogen Solutions LLC, a subsidiary of the Company, was dismissed with prejudice on October 23, 2008, pursuant to a settlement agreement by the parties. The lawsuit, brought by Smith & Nephew, Inc., alleged trademark infringement, unfair competition, dilution and similar claims under the U.S. Trademark Act of 1945, the Uniform Deceptive Trade Practices Act, the Consumer Fraud and Deceptive Business Practices Act and the Trademark Registration and Protection Act. The lawsuit alleged a likelihood of confusion with Smith & Nephew’s federal trademark registrations for marks consisting of or including the designation “EXOGEN” for a line of medical devices for accelerating muscular and skeletal tissue healing. In accordance with the settlement agreement, the Company has agreed to permanently cease all uses of the domain name, www.exogeninc.com, and of the “EXOGEN SOLUTIONS” designation no later then December 18, 2009.
ITEM 1A—RISK FACTORS.
There are no material changes to the Risk Factors described under the title “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) STOCK REPURCHASES

			(c) Total number	(d) Maximum number of
			of shares	shares (or approximate
	(a) Total		purchased as part	dollar value of shares) that
	number	(b) Average	of publicly	may yet be purchased
	of shares	price paid per	announced plans	under the plans or
Period	purchased	share	or programs	programs

July 1, 2008 – July 31, 2008	0	$—	0	234,360

August 1, 2008 – August 31, 2008	0	$—	0	234,360

September 1, 2008 – September 30, 2008	0	$—	0	234,360

Total	0	$—	0	234,360

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
ITEM 3—DEFAULT UPON SENIOR SECURITIES.
None.
ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Company’s 2008 Annual Meeting of Stockholders (the “Annual Meeting”) was held on August 12, 2008. Represented at the Annual Meeting, either in person or by proxy, were 2,410,768 voting shares. The following actions were taken by a vote of the Company’s stockholders at the Annual Meeting:
1. Ms. Elizabeth Alhand, Ms. Kathryn A. DCamp and Messrs. Carl F. Dill, Jr., Milton G. Silva-Craig and Timothy R. Zoph, were elected to serve as members of the Company’s Board of Directors until the 2009 Annual Meeting receiving: 1,832,835; 1,434,910; 1,942,845; 1,961,133; and 1,832,907 votes in favor of election, respectively; and 577,933; 975,858; 467,923; 449,635; and 577,861 votes withheld, respectively.
2. The appointment of Grant Thornton LLP as the Company’s independent auditors for the fiscal year ending December 31, 2008 was ratified; 2,043,987 votes were cast for the reappointment; 3,993 votes were cast against the reappointment; and there were 362,787 abstentions. There were no broker non-votes.
3. The proposal to amend the Company’s Restated Certificate of Incorporation to change the Company’s name to Exogen Healthcare, Inc was approved. 2,036,718 votes were cast in favor of the proposal; 11,184 votes were cast against the proposal; and there were 362,865 abstentions. There were no broker non-votes. The Company’s management is currently determining the timing of the name change for the organization pending market conditions.
4. The Technology Solutions Company 2008 Stock Incentive Plan was not approved. 889,248 votes were received approving the Plan; 723,401 votes were cast against the Plan; there were 411,316 abstentions; and there were 386,802 broker non-votes.

TECHNOLOGY SOLUTIONS COMPANY
PART II. OTHER INFORMATION — (Continued)
ITEM 5—OTHER INFORMATION.
None.
ITEM 6—EXHIBITS.

Exhibit #	Description of Document

31.1*	Rule 13a-14(a) Certification of Milton Silva-Craig pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a) Certification of Timothy G. Rogers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	18 USC §1350 Certification of Milton Silva-Craig pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	18 USC §1350 Certification of Timothy G. Rogers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY SOLUTIONS COMPANY
Date: November 13, 2008	By:	/s/ TIMOTHY G. ROGERS
Timothy G. Rogers
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit #	Description of Document

31.1*	Rule 13a-14(a) Certification of Milton Silva-Craig pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a) Certification of Timothy G. Rogers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	18 USC §1350 Certification of Milton Silva-Craig pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	18 USC §1350 Certification of Timothy G. Rogers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith