Form 10-K
period 2008-12-31
TECHNOLOGY SOLUTIONS COMPANY
filed 2009-03-10
CIK 877645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting stock held by nonaffiliates of the registrant (based upon the per share closing price of $4.66 on June 30, 2008, and, for the purpose of this calculation only, the assumption that all of registrant’s directors and executive officers are affiliates) was approximately $11,130,000.
The number of shares outstanding of the registrant’s Common Stock, $.01 par value per share, as of March 5, 2009 was 2,565,899.

TECHNOLOGY SOLUTIONS COMPANY
FORM 10-K

Page i

Technology Solutions Company
(Amounts in thousands, except share, per share data or as noted)
PART I.
ITEM 1. BUSINESS.
Introduction
Technology Solutions Company (“TSC”) is a software and services firm providing business solutions to the healthcare industry.
TSC delivers industry leading solutions and rapid results by leveraging seasoned teams, deep industry expertise and best practice know-how, combined with unique intellectual property and technology implementation skills. TSC maintains high client satisfaction levels and long term relationships based on its collaborative approach and Quality Assurance program. TSC’s clients are primarily located throughout the United States.
As used herein, the terms “TSC,” “Company,” “we” or “us” unless the context otherwise clearly requires, refer to Technology Solutions Company and its subsidiaries. TSC trades on The Nasdaq Global Market® under the symbol “TSCC.” TSC is incorporated under the laws of the state of Delaware and operates within one reportable business segment. This report discusses the twelve months ended December 31, 2008. TSC’s executive office is located in Chicago, Illinois.
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

PLAN OF COMPLETE LIQUIDATION AND DISSOLUTION
On February 10, 2009, TSC announced that its Board of Directors has determined, after extensive and careful consideration of the Company’s strategic alternatives and analysis of the prevailing economic and industry conditions, that it is in the best interests of the Company and its stockholders to liquidate the Company’s assets and to dissolve the Company. The Company’s Board of Directors has approved a Plan of Complete Liquidation and Dissolution of the Company (the “Plan”), subject to stockholder approval. The Company intends to hold a special meeting of stockholders to seek approval of the Plan and will file related proxy materials with the Securities and Exchange Commission (“SEC”) in the near future. Prior to the special meeting, the Company will reduce its headcount to a limited number of employees who will assist through the termination of operations.
The Plan contemplates an orderly wind down of the Company’s business and operations. If the Company’s stockholders approve the Plan, the Company intends to file a certificate of dissolution, sell or otherwise dispose of its non-cash assets, satisfy or resolve its remaining liabilities and obligations, including but not limited to contingent liabilities and claims, ongoing client agreements, lease obligations, severance for terminated employees, and costs associated with the liquidation and dissolution, and make one or more distributions to its stockholders of cash available for distribution, subject to applicable legal requirements. The Plan, upon approval of stockholders, provides for an initial cash distribution currently estimated to be in the amount of $2.00 per share. Following stockholder approval of the Plan and the filing of a certificate of dissolution, the Company will delist its common stock from NASDAQ.
If, prior to its dissolution, the Company receives an offer for a corporate transaction that will, in the view of the Board of Directors, provide superior value to stockholders than the value of the estimated distributions under the Plan, taking into account all factors that could affect valuation, including timing and certainty of closing, credit market risks, proposed terms and other factors, the Plan and dissolution could be abandoned in favor of such a transaction.
Business Solution Offerings and Services
TSC provides specialized business solutions to the healthcare market. Our assessment process evaluates and identifies opportunities to create value at all points across the enterprise, reducing inefficiencies and improving customer experience. Our digital imaging capabilities and expertise help healthcare providers optimize workflow, reduce the high recurring expense of film and ensure that disparate clinical information systems communicate across the enterprise.
TSC provides end-to-end solutions by utilizing experienced, collaborative teams, who focus on speed-to-value, helping clients deploy business, process and technology innovations.
Acquisitions
On March 15, 2006, TSC acquired the consulting assets of Charter Consulting, Inc. The former Charter Consulting practice morphed overtime into a TSC practice called Customer Value Creation. The practice was sold on December 31, 2008 to Valkre Solutions, Inc. which is further reflected below under Divestitures.

Divestitures
SAP Practice
During the second quarter of 2008, the Company sold its SAP Practice (the “Practice”) in order to further its focus on the healthcare market. The sale closed on May 5, 2008, with an effective date of April 30, 2008. TSC sold substantially all of the assets and assign certain liabilities of the Practice together with certain other assets, liabilities, properties and rights of the Company relating to its SAP services business to EnteGreat Solutions LLC (“EnteGreat”). Pursuant to the sale, the Company received $4,150 of cash and a $750 promissory note, due in two installments (with the first installment received on October 31, 2008 and the second installment due on April 29, 2009).
In conjunction with the sale, the Company recorded a gain, net of related transaction fee and expenses, of $1,526 in the consolidated statement of operations.
Below is a summary of the net assets sold with the amounts as of April 30, 2008, the effective date of the sale (000’s):

As of April 30,
2008

Accounts receivable	$2,592
Other current assets	69

Total assets	$2,661

Accounts payable	323
Accrued compensation	559

Total liabilities	$882

Value of net assets sold	$1,779

CVC Practice
On December 31, 2008, the Company sold its CVC Practice (“CVC”) in order to further its focus on the healthcare market. TSC sold substantially all of the assets and assume certain liabilities of the CVC together with certain other assets, liabilities, properties and rights of the Company relating to its CVC business to Valkre Solutions, Inc. (“Valkre”). Pursuant to the sale, the Company received $130 of cash and a $270 senior promissory note, due in two installments (with the first installment due on March 31, 2009 and the second installment due on June 30, 2009).
In conjunction with the sale, the Company recorded a gain, net of related transactions fee and expenses, of $24 in the consolidated statement of operations.

Clients
TSC’s business is focused on the healthcare market, serving clients based mainly in the United States. TSC’s typical clients are hospital systems with between $250 million to $2 billion in annual revenue.
Competition
The business solutions/services market is highly competitive from both a services and products standpoint. Market needs and buying trends are constantly changing due to globalization, rapid evolution of business process best practices, outsourcing technology advances and other influences. TSC’s revenue is derived from hospital systems that are leading healthcare providers. Both attract vigorous competition by solutions providers and consultants. TSC seeks to minimize such competition by providing unique business solutions in specialized markets where it can differentiate itself.
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
Competition remains intense as a result of both economic and market pressures highlighted by a recent global market slowdown. Clients also have delayed or stopped purchasing decisions to minimize or defer costs and have attempted to negotiate lower prices or perform IT services in-house.
Competitive Differentiation
TSC believes that it differentiates itself from its competitors in four key areas:
•
Intellectual capital, innovation and execution: TSC turns ideas into packaged, value-add business strategies and processes for its clients. TSC’s industry, process and technology experts drive the development of innovative services to enhance our clients’ business and IT operations. TSC’s consulting staff utilizes continuous peer knowledge exchange to share best practices from current projects and from strategic relationships with software and technology providers. Additionally, TSC built two software applications in 2007 — a real-time, operational intelligence visualization platform for hospitals, and a data management solution for migrating legacy medical image data into new, enterprise systems — which in addition to our consulting services, provide for a basis of intellectual property forming the foundation of TSC’s value-added services, tools and methodologies.

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
International
TSC had no international operations in 2008, and less than one percent of overall revenues for international operations, primarily in Canada, in 2007 and 2006, respectively.
Personnel
As of December 31, 2008, TSC had a total staff of 39, with 32 being billable professional resources. The average number of years, within both industry and consulting, for the professional staff ranged from 12 to 27 years of experience.
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
Available Information
TSC maintains an Internet web site at http://www.techsol.com that includes a hypertext link to the Securities and Exchange Commission’s (“SEC”) web site where TSC’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time that they are filed with or furnished to the SEC. The contents of our website are not incorporated by reference herein.

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
We are subject to numerous risks currently affecting our business.
We are currently subject to many risks, including, without limitation:
•	the potential for our shareholders not to approve our Plan of Liquidation (discussed in more detail below);

•	our ability to execute our Plan of Liquidation in the manner contemplated;

•	our ability to manage decreasing revenue levels;

•	our need to attract new business, new clients and to increase revenues;

•	our ability to manage declining cash position;

•	our ability to manage costs and headcount relative to expected revenues;

•	our ability to successfully introduce new product and service offerings;

•	our dependence on a limited number of clients for a large portion of our revenue;

•	the potential loss of significant clients;

•	our ability to sell additional work to existing clients;

•	our ability to attract and retain employees;

•
the rapidly changing nature of information technology services, including our ability to keep pace with technological and market changes and our ability to refine and add to existing service offerings;

•	the decreasing level of inducement options available under our 2006 Employee Inducement Award Plan for grants by us to attract new employees;

•	the impact that the expiration of our shareholder approved 1996 Stock Incentive Plan may have on our ability to retain existing employees; and

•	the rapidly changing business, economic or market conditions and changes in competitive and other factors.
Risks related to our Plan of Liquidation
On February 10, 2009, the Company announced that its Board of Directors has determined, after extensive and careful consideration of the Company’s strategic alternatives and analysis of the prevailing economic and industry conditions, that it is in the best interests of the Company and its stockholders to liquidate the Company’s assets and to dissolve the Company. The Company’s Board of Directors approved a Plan of Complete Liquidation and Dissolution of the Company (the “Plan of Liquidation”), subject to stockholder approval. The Plan of Liquidation, upon approval of stockholders, provides for an initial cash distribution to shareholders of record currently estimated to be in the amount of $2.00 per share. In addition, based upon the results of the orderly wind down process of the Company’s business and operations, the Plan of Liquidation provides for the opportunity for additional distributions.

We cannot assure our stockholders of the timing or amount of their cash distributions. If the Company’s stockholders believe that we will be unable to complete our Plan of Liquidation in a timely manner or if cash distributions do not meet current estimates, the market price of our common stock may decline. The actual values and costs associated with carrying out the Plan of Liquidation are expected to differ from the amounts publicly announced by the Company because of the inherent uncertainty of the Plan of Liquidation. These differences may be material. In particular, the estimates of our costs will vary with the length of time necessary to complete the Plan of Liquidation. Accordingly, it is not possible to predict with certainty the aggregate amount which will ultimately be distributed to stockholders and no assurance can be given that the distributions will equal or exceed the estimated amounts publicly announced by the Company. A number of other factors including (i) unknown liabilities or claims, (ii) greater or less than expected expenses, and (iii) greater or less than anticipated net proceeds from asset sales could result in the cash distributions to the stockholders being more or less than anticipated or delayed.
As a result of the adoption of a Plan of Liquidation, potential purchasers of our assets may try to take advantage of our liquidation process and offer less-than-optimal prices for our assets. We cannot predict how these factors and changes in the national economy or other factors may affect the prices that we can obtain from sales of our remaining assets or the timing of such sales.
Our Board of Directors may abandon the Plan of Liquidation without further action by our stockholders. Furthermore, our Board of Directors may modify the Plan of Liquidation as necessary, but any material amendment may require further approval of our stockholders. Thus, we may decide to conduct the liquidation differently than as described, to the extent we are permitted to do so by Delaware law.
Historically, extraordinary corporate actions, such as a plan of liquidation, often lead to securities lawsuits being filed against a company. We are currently not aware of any pending securities lawsuits relating to our Plan of Liquidation; however, in the event such litigation should occur, it is likely to be expensive and, even if we ultimately prevail, the process will be time consuming and will divert management’s attention from implementing the Plan of Liquidation and otherwise operating our business. If we do not prevail in any such lawsuit, we may be liable for damages, the validity of our approval of the Plan of Liquidation may be challenged, or we may be unable to complete some transactions that we contemplated as part of the Plan of Liquidation. We cannot predict the outcome or the amount of expenses and damages, but the amounts could have a material adverse effect on our business, net assets in liquidation, cash flows and the timing and amount of cash distributions to our stockholders.
We must increase revenues and return to profitability in order to continue as a going concern.
We have experienced ongoing decreased demand for our services resulting in declining revenues and recurring operating losses. For the years ended December 31, 2008, 2007 and 2006 we had operating losses from continuing operations of $1.9 million, $7.1 million and $10.3 million, respectively. We need to attract business from new clients through sales and marketing efforts and through specialty services that address targeted industry and business concerns in order to continue as a successful service provider.

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
We have introduced a number of new service and product offerings to address the need for increased revenues. No assurance can be given that these or any future offerings will gain acceptance with our existing clients or prospective clients. For example, we have developed a software application for the visualization of operational metrics data in hospitals. We have not yet secured our first revenue producing client for this product. The absence of successful new offerings or substantial expansion of existing service lines will have an adverse impact on our future revenues. In addition, the introduction of unsuccessful offerings may result in write-offs and other expenses that could adversely affect our operating performance and financial condition.
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
Our short-term investments consist of investments that are subject to credit, liquidity, market and interest rate risk. For example, historically, certain investments were made into vehicles that held amounts in certain asset backed securities and structured investment vehicles that are collateralized by sub-prime mortgage securities or related to mortgage securities, among other assets. Information and the markets relating to our short-term investments remain dynamic, and there may be further declines in the value of these investments, the value of the collateral held by these entities, and the liquidity of our investments. To the extent we determine that there is a further decline in fair value, we may recognize additional losses in future periods up to the aggregate amount of these investments.
If we continue to experience operating losses, our cash resources will be depleted and additional sources of cash will be required if we are to continue as a going concern.
Until such time as revenues rise to sufficiently cover operating costs, our operating losses and the associated cash requirements are expected to be funded from our existing on-hand cash resources. As of December 31, 2008, we had $8.6 million in cash, short-term investments and promissory notes. If we are not successful in addressing revenue growth and eliminating negative cash flows, it will be necessary to raise additional capital to offset losses from operations. There can be no assurance that we will be able to obtain any additional financing or that, if we were to be successful in finding financing, it would be on favorable terms. Failure to obtain necessary cash resources will threaten our ability to continue as a going concern.

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
In recent years, we have restructured our business, made strategic divestitures and reduced our workforce in order to more closely match our expenses with our revenues. We may have to institute additional restructurings in the future to achieve incremental cost savings or to strategically realign our resources and service offerings. We cannot predict whether we will realize synergies and improved operating performance as a result of any such restructuring. We also cannot predict whether any restructuring will adversely affect our ability to retain key employees, which, in turn, could adversely affect our operating results.

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
We face continuous pressure from several directions on the rates charged to clients. Many of our competitors, including larger consulting firms with greater financial and personnel resources, smaller, private consulting firms with lower cost structures and large consulting firms in offshore locations such as India and China that have access to pools of technical consultants at lower costs than consultants based in the United States, may be willing to provide the services at a lower cost than us.
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
We derive a significant portion of our revenue from a limited number of clients. During 2008, our top two clients accounted for 47% of our revenues before reimbursements and our top five clients accounted for 78%. During 2007, our top two clients accounted for 42% of our revenues before reimbursements and our top five clients accounted for 61% of our revenues before reimbursements. During 2006, our top two clients accounted for 18% of our revenues before reimbursements and our top five clients accounted for 39% of our revenues before reimbursements.
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
In addition, the contracts with many of our clients are short-term and some of our clients are able to reduce or cancel services without incurring any penalties. Unanticipated project cancellations could result in the loss of substantial anticipated revenues and could require us to maintain or terminate a significant number of underutilized employees, resulting in a higher number of unassigned people or higher severance expenses. Uncertainty in the global economic market may increase the probability that services may be reduced or canceled.

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
Our small amount of outstanding shares may cause our stock market price to fluctuate greatly on low volume of shares.
Our low number of outstanding shares (“float”) could cause wide swings in our market price on very small volume of shares. In addition, we are subject to the listing requirements of The NASDAQ Global Market® and coupled with market conditions, we may or may not be able to meet such requirements and would face the risk of being delisted.

We operate in a highly competitive industry.
The systems consulting and implementation market, which includes a large number of participants, is subject to rapid changes and is highly competitive. We compete with and face potential competition from many companies that have significantly greater financial, technical and marketing resources and greater name recognition than us. Often, these competitors offer a larger and more diversified suite of products and services than we offer. These competitors may win client engagements by significantly discounting their services in exchange for a client’s promise to purchase other goods and services from the competitor, either concurrently or in the future. We also compete with globally sourced, lower-cost service providers, as well as smaller service providers with specific, more narrowly focused service offerings. Our clients primarily consist of companies with between $250 million to $2 billion in annual revenue and there are an increasing number of professional services firms seeking consulting engagements from that client base. We believe that our ability to compete depends in part on a number of factors outside our control, including the ability of our competitors to hire, retain and motivate project managers and staff, the long-term relationships that our major competitors may have with potential clients, the ownership by our competitors of software used by potential clients, the development by others of software that is competitive with our products and services and the price at which others offer comparable services.
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
Rates for directors and officers insurance and errors and omissions insurance have fluctuated significantly in the past several years. Although these insurance rates have begun to stabilize, we may be subject to future significant rate increases for both types of insurance and, depending on insurance market conditions, may even have difficulty in obtaining such insurance.
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
As of December 31, 2008, we had approximately $84,000 of tax net operating loss carry-forwards. Realization of any benefit from our tax net operating losses is dependent on our ability to generate future taxable income and the absence of certain “ownership changes” of our common stock. An “ownership change,” as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating losses to offset any future taxable income. Furthermore, due to several ownership changes over the years — as defined by federal income tax rules — it is possible that our ability to use our net operating losses would be limited.
Provisions of the Company’s charter and by-laws may discourage certain extraordinary transactions.
Provisions of our Company’s charter and by-laws may provide the Company with the ability to delay or prevent a merger or acquisition. For example, our Board of Directors have the authority, without further action by our stockholders, to fix the rights and preferences and issue shares of preferred stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2. PROPERTIES.
TSC’s executive office is located at 55 East Monroe Street, Suite 2600, Chicago, Illinois 60603. TSC’s lease on this premise expires February 28, 2010. TSC believes that its current facility is adequate for its current business needs and that it will be able to obtain suitable space as needed.
ITEM 3. LEGAL PROCEEDINGS.
TSC is not presently party to any lawsuit. TSC may become a party to lawsuits arising in the normal course of its business. In the opinion of management, based upon presently available information relating to all such matters, the ultimate costs resulting from these matters will likely not have a material adverse effect on TSC’s consolidated financial position, results of operations or cash flows.
A lawsuit pending in the U.S. District Court for the Northern District of Illinois against Exogen Solutions LLC, a subsidiary of the Company, was dismissed with prejudice on October 23, 2008, pursuant to a settlement agreement by the parties. The lawsuit, brought by Smith & Nephew, Inc., alleged trademark infringement, unfair competition, dilution and similar claims under the U.S. Trademark Act of 1945, the Uniform Deceptive Trade Practices Act, the Consumer Fraud and Deceptive Business Practices Act and the Trademark Registration and Protection Act. The lawsuit alleged a likelihood of confusion with Smith & Nephew’s federal trademark registrations for marks consisting of or including the designation “EXOGEN” for a line of medical devices for accelerating muscular and skeletal tissue healing. In accordance with the settlement agreement, the Company has agreed to permanently cease all uses of the domain name, www.exogeninc.com, and of the “EXOGEN SOLUTIONS” designation no later than December 18, 2009.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

Technology Solutions Company
PART II.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
TSC’s Common Stock is traded on The Nasdaq Global Market® under the symbol “TSCC.” As of March 5, 2009, there were 318 holders of record of TSC’s Common Stock. That number does not include beneficial owners of Common Stock whose shares are held in the name of banks, brokers, nominees or other fiduciaries.
The following table sets forth the range of high and low trade prices on The Nasdaq Global Market® for TSC’s Common Stock for each calendar quarter in the years ended December 31, 2008 and 2007.

Quarter Ended	High	Low
March 31, 2007	$8.50	$6.90
June 30, 2007	$8.90	$6.50
September 30, 2007	$7.50	$4.36
December 31, 2007	$5.17	$2.56
March 31, 2008	$3.41	$2.34
June 30, 2008	$5.50	$2.96
September 30, 2008	$5.00	$3.52
December 31, 2008	$4.00	$0.78
On March 5, 2009, the last reported sale price on The Nasdaq Global Market® for TSC’s Common Stock was $2.10.
TSC has never paid cash dividends on its Common Stock in its history. However, on February 10, 2009, the Company announced the Board approved a Plan of Complete Liquidation and Dissolution of the Company (the “Plan of Liquidation”), subject to shareholder approval. The Plan of Liquidation, upon approval of stockholders, provides for an initial cash distribution to shareholders of record currently estimated to be in the amount of $2.00 per share. In addition, based upon the results of the orderly wind down process of the Company’s business and operations, the Plan of Liquidation provides for the opportunity for additional distributions.

The following graph compares TSC’s cumulative total stockholder return with the Nasdaq Composite Index and Russell 2000 Index for the period December 31, 2003 through December 31, 2008, representing TSC’s last five full years. The comparison is based on the assumption that $100 was invested on December 31, 2003 in each of TSC’s Common Stock, the Nasdaq Composite Index and the Russell 2000 Index.

ITEM 6. SELECTED FINANCIAL DATA.
The following table summarizes certain selected financial data that is derived from TSC’s audited financial statements. The selected financial data should be read in conjunction with TSC’s audited statements of operations for the years ended December 31, 2008, 2007, and 2006 and the audited balance sheets as of December 31, 2008 and 2007, including, in each case, the notes thereto, as well as, Management’s Discussion and Analysis of Financial Condition and Results of Operations, all of which are included elsewhere in this filing. All amounts are in thousands, except per share data.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
Consolidated Statement of Operations Data:
Revenues	$6,303	$10,336	$12,063	$28,978	$20,544
Goodwill and intangible asset impairments	—	—	125	—	—
Restructuring and other charges (credits)	—	—	—	2,719	(579)
Gain on litigation settlement	—	—	—	(2,722)	—
Operating loss	(2,215)	(7,600)	(11,108)	(20,168)	(10,715)
Net loss	$(406)	$(8,295)	$(8,834)	$(17,405)	$(8,547)

Basic and diluted net loss per common share	$(0.16)	$(3.26)	$(3.57)	$(7.41)	$(4.18)

	At December 31,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Cash, short-term investments and promissory notes	$8,638	$10,968	$13,510	$20,135	$30,032
Total assets	$10,609	$15,434	$26,042	$32,799	$53,084

Stockholders’ Equity(1)	$9,343	$10,172	$18,080	$24,648	$41,794

(1)	We have never declared or paid cash dividends.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
Technology Solutions Company (“TSC”) is a professional services firm that has provided a broad set of specialized solutions for targeted industries, including healthcare, manufacturing, and financial services over the years. Today, the company is focused on providing software and services the healthcare industry.
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
In April, 2008, we divested our SAP Practice in order to focus on the healthcare industry. In December, 2008, we divested our CVC Practice (which included the assets of Charter acquired in 2006) in furtherance of our healthcare focus.
In February, 2009, after extensive and careful consideration of potential strategic alternatives, analysis of the prevailing economic and industry conditions, and after consultation with financial and legal counsel, the Board of Directors determined that in its best business judgment it was in the best interests of the Company and its shareholders to liquidate, and approved a Plan of Complete Liquidation and Dissolution (the “Plan of Liquidation”) of the Company. The Plan of Liquidation contemplates an orderly wind down of the Company’s business and operations. If the Company’s stockholders approve the Plan of Liquidation, the Company intends to file a certificate of dissolution, sell or otherwise dispose of its non-cash assets, satisfy or resolve its remaining liabilities and obligations, including but not limited to contingent liabilities and claims, ongoing client agreements, lease obligations, severance for terminated employees, and costs associated with the liquidation and dissolution, and make one or more distributions to its stockholders of cash available for distribution, subject to applicable legal requirements. The Plan of Liquidation, upon approval of stockholders, provides for an initial cash distribution currently estimated to be in the amount of $2.00 per share.

If prior to its dissolution, the Company receives an offer for a corporate transaction that will, in the view of the Board of Directors, provide superior value to stockholders than the value of the estimated net distributions under the Plan of Liquidation, taking into account all factors that could affect valuation, including timing and certainty of closing, investment market risks, survival of representations and warranties, indemnification obligations and other facts, the Plan of Liquidation and the related dissolution of the Company could be abandoned by the Board of Directors in favor of such a transaction.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we periodically review our recorded goodwill and intangible assets for potential impairment. We perform this review annually or if an event occurs that we believe may reduce the fair value of an acquisition below its carrying value. In both the first quarters of 2008 and 2007, the Company recorded impairment charges of $0.1 million, respectively, related to the intangible assets purchased in the acquisition of the consulting assets of Charter. The impairment for 2008 arose as a result of the valuation of the assets acquired from Charter. The impairment for 2007 arose as a result of the termination of certain Charter employees in the first quarter of 2007. In addition, in the fourth quarter of 2006, TSC recorded an impairment charge of $2.9 million, representing the remaining carrying value of goodwill on TSC’s books as of that date. The goodwill had been recorded as part of the Charter acquisition but, due to full integration of Charter into the business of TSC, the goodwill was evaluated at the enterprise level. The analysis for potential impairment included a review of current and expected future operating results. A valuation was performed which included tests of (1) discounted cash flows, (2) market comparables and (3) market capitalization. Based on the impairment analysis, we recorded an impairment charge for the full amount of goodwill carrying value as of December 31, 2006. In addition, we reviewed our intangible assets for potential impairment and recorded an impairment charge of $0.3 million as a result of the termination of certain Charter employees and a decision to not pursue the Proceed business. In 2005, TSC recorded a total of $8.0 million in goodwill and intangible asset impairment charges.
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
Goodwill and Long-Lived Assets
TSC accounts for goodwill and long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Under SFAS 142, goodwill and intangibles that are deemed to have indefinite lives are not amortized but, instead, are reviewed at least annually for impairment. Intangible assets are amortized over their estimated useful lives.
SFAS 142 requires that goodwill be evaluated for impairment annually or if an event occurs or circumstances change that may reduce the fair value of the acquisition below its book value. The impairment test is conducted utilizing a “fair value” methodology. TSC evaluates the fair value of its acquisitions utilizing various valuation techniques including discounted cash flow analysis. This implied fair value is compared to the carrying amount of the goodwill for the individual acquisition. If the fair value is less, TSC recognizes an impairment loss. In addition, TSC evaluates its intangible and tangible assets with definite lives to determine whether adjustment to these amounts or estimated useful lives are required based on current events and circumstances.
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
For the year ended December 31, 2008 and 2007, we recorded $0.3 million and $0.5 million, respectively, of compensation expense related to stock options and restricted stock units. Had we expensed employee stock options for the years ended December 31, 2005 and 2004, we estimate that stock-based compensation expense would have increased by $1.8 million in each year. As of December 31, 2008, there was approximately $0.4 million in unrecognized compensation expense related to non-vested stock-based compensation arrangements. This expense is expected to be recognized over a weighted-average period of 1.2 years.

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
2008 COMPARED WITH 2007
Revenues
Consolidated revenues from continuing operations were $6.3 million for the year ended December 31, 2008, a decrease of $4.0 million, or 39% from the $10.3 million from the same period in 2007. Revenues before reimbursements declined $3.7 million, or 39.6%, from $9.3 million in 2007 to $5.6 million in 2008. A major factor in the decline was the completion of several large projects during 2007 that were not replaced at the same levels during 2008. As our larger projects are completed or reduced, it is necessary to replace these projects with new projects for the same client or projects with new clients. The replacement of these projects may not coincide directly with the completion or reduction of these projects. In addition, the size of the new projects may be smaller than the projects that have been replaced. Accordingly, our revenues may be subject to fluctuation and this could have a material adverse effect on our results of operations.
In 2008, four clients accounted for more than 10 percent each of revenues before reimbursements (Independent Health — 30 percent, McKesson — 17 percent, OSF Cardiology — 12 and Tenet Health System Medical, Inc. — 12 percent). During 2007, two clients accounted for more than 10 percent of revenues before reimbursements (Tenet — 30 percent and AEGON — 12 percent). The cancellation or significant reduction in the use of services by this or other major customers could have a material adverse effect on our results of operations. In terms of client concentration, during 2008, our top two and top five clients accounted for 47 percent and 78 percent of revenues before reimbursements, respectively. In terms of client concentration, during 2007, our top two and top five clients accounted for 42 percent and 61 percent of revenues before reimbursements, respectively. As our client concentration increases, changes in spending by our top clients as well as our ability to replace these clients or projects when completed may result in fluctuations in revenue and profitability.

Costs and Expenses
Project personnel costs were $3.9 million for the year ended December 31, 2008, a decrease of $2.7 million, or 41 percent, from the $6.6 million from the year ended December 31, 2007. The decrease was due to our efforts to align our headcount with our lower levels of revenues. Project personnel costs as a percentage of revenues before reimbursements remained flat at 70 percent for both 2008 and 2007.
Other project expenses were $1.1 million for 2008, a decline of $0.4 million, or 26 percent, from the $1.5 million realized in 2007, due in part to the decline in revenues realized during 2008 as compared to 2007.
Management and administrative support costs of $2.8 million for 2008, represents a decline of $6.1 million, or 68 percent, from the $8.9 million from 2007, due in part to declines in headcount for cuts made 2007 as well as the capitalization of developments costs for Blue Ocean beginning in the second quarter of 2008. Management and administrative support costs as a percentage of revenues were 45 percent in 2008 compared to 86 percent from 2007, due mainly to the headcount cuts made in 2007.
Operating Loss
Operating loss was $2.2 million for 2008 compared to $7.6 million for 2007, a decline of $5.4 million or 71 percent. The reduction in the operating loss was due primarily to the large decrease in management and administrative support costs, as discussed above.
Other Income
Other income for 2008 of $0.3 million, declined by $0.2 million, or 40 percent from the $0.5 million realized in 2007, due to lower balances available for investment in interest and dividend income producing accounts, as well as the general decline in the overall investment market which reduced the interest rates on our investments.
Income Tax Provision
We did not recognize an income tax benefit for 2008 or 2007 since we have a full valuation allowance against our deferred taxes and we continue to provide a full valuation allowance for all tax benefits generated.
Discontinued Operations
Discontinued operations results of a gain of $1.5 million increased by $2.7 million over the loss of $1.2 million realized in 2007, due to the recognition of the sales of the SAP Practice and CVC Practice in 2008.
Net Loss
Net loss of $0.4 million, declined by $7.9 million or 95%, from the $8.3 million loss realized in 2007, due in part to the sale of the SAP and CVC Practices as well as improved cost management over the prior period.

Shares Outstanding
Weighted average number of common shares outstanding and weighted average number of common and common equivalent shares outstanding increased to 2,565,866 for 2008 from 2,540,595 for 2007 due to shares issued in 2008 for the vesting of Restricted Stock Units previously issued to employees in 2006.
2007 COMPARED WITH 2006
Revenues
Consolidated revenues were $10.3 million for the year ended December 31, 2007, a decrease of $1.8 million, or 14% from the $12.1 million from the same period in 2006. Revenues before reimbursements declined $1.3 million, or 13%, from $10.6 million in 2006 to $9.3 million in 2007. One factor in the decline was the termination of the Peoplesoft practice in the third quarter of 2006, as well as the completion of several large projects during 2006 that were not replaced at the same levels during 2007. As our larger projects are completed or reduced, it is necessary to replace these projects with new projects for the same client or projects with new clients. The replacement of these projects may not coincide directly with the completion or reduction of these projects. In addition, the size of the new projects may be smaller than the projects that have been replaced. Accordingly, our revenues may be subject to fluctuation and this could have a material adverse effect on our results of operations.
In 2007, two clients accounted for more than 10 percent each of revenues before reimbursements (Tenet Health System Medical, Inc. — 31 percent and AEGON — 12 percent). During 2006, one client accounted for more than 10 percent each of revenues before reimbursements (OSF Healthcare System - 10 percent). In terms of client concentration, during 2007, our top two and top five clients accounted for 42 percent and 61 percent of revenues before reimbursements, respectively. In terms of client concentration, during 2006, our top two and top five clients accounted for 18 percent and 39 percent of revenues before reimbursements, respectively. As our client concentration increases, changes in spending by our top clients as well as our ability to replace these clients or projects when completed may result in fluctuations in revenue and profitability.
Costs and Expenses
Project personnel costs were $6.6 million for the year ended December 31, 2007, a decrease of $6.6 million, or 50 percent, from the $13.2 million from the year ended December 31, 2006. The decrease was due to both a decline in professional headcount as a result of our exiting from our PeopleSoft service line in 2006 as well as from our efforts to align our headcount with our lower levels of revenues. Project personnel costs as a percentage of revenues before reimbursements decreased to 71 percent from 124 percent for the year ended December 31, 2007.

Other project expenses were $1.5 million for 2007, a decline of $1.0 million, or 40 percent, from the $2.5 million realized in 2006, due in part to the decline in the costs incurred for subcontractors for certain specialized skills.
Management and administrative support costs of $8.9 million for 2007, increased $3.8 million, or 75 percent, from the $5.1 million from 2006, as due mainly to increases in severance costs, increases in costs incurred for product development and the costs associated with the installation of new infrastructure software systems. Management and administrative support costs as a percentage of revenues were 86 percent in 2007 compared to 43 percent from 2006, due mainly due to the increase in costs for severance costs due to the termination of several senior level management resources during 2007.
Intangible asset amortization for 2007 declined to zero from the $0.8 million recorded in 2006, due to certain intangible assets being fully amortized. Goodwill and intangible asset impairment was $0.1 million in 2006 due to a decision to not pursue the Proceed business.
Operating Loss
Operating loss was $7.6 million for 2007 compared to $11.1 million for 2006, an improvement of $3.5 million or 32 percent.
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

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities of $5.1 million for 2008 resulted primarily from the $1.9 million operating loss realized in 2008 as well as uses in cash for the payment of accrued compensation liabilities, investments in software development and reductions in other accrued liabilities. Net cash used in operating activities of $2.1 million for 2007, resulted primarily from the operating loss of $8.3 million, offset by $4.1 million of outstanding account receivables collections and the collection for $3.4 million of an outstanding loan receivable.
Days sales outstanding decreased by 7 days to 47 days at December 31, 2008 as compared to 54 days at December 31, 2007. The decrease in days sales outstanding was due primarily to the better collection of outstanding amounts due from our clients.
Estimated future cash commitments include the executive office facility, property and office equipment under operating leases and other costs that expire at various dates; committed computer system costs; and an annual commitment for telecommunications. TSC has no guarantees of third party debt or any other off-balance sheet commitments as of December 31, 2008. A summary of our contractual obligations at December 31, 2008 is as follows:

	Payments Due By Period (In thousands)
	2009	2010	2011	Total
Operating leases (net of restructuring and other charges)	$280	$107	$26	$413
Purchase obligations (net of restructuring and other charges)	53	—	—	53

Total	$333	$107	$26	$466

Net cash provided by investing activities of $5.9 million for 2008 was due mainly to the cash received upon the sale of the Company’s SAP and CVC Practices. Net cash used in investing activities in 2007 were due primarily to transfers of cash into the short-term investment accounts.
Cash flow used in financing activities in both 2008 and 2007, represented payment of employee payroll taxes in lieu of shares for vested restricted shares units issued during the year.
Cash and cash equivalents, short-term investments and notes receivable balance at December 31, 2008 were $8.6 million. Our investment policy is to maintain most of our free cash into highly liquid, large money market-type funds. This policy exposes us to short-term interest rate fluctuations.
Corrections for certain amounts that were classified as cash equivalents in 2007 and 2006 have been reflected in the financial statements. The prior year financial statements included an investment in an AAA rated mutual fund, with underlying investments in securities with an average maturity of approximately 3 years and an average duration of approximately 1.8 years as a cash equivalent. Pursuant to our accounting and reporting policies for cash and cash equivalents, these investments should have been classified as short term investments in our consolidated balance sheet. Accordingly, we have revised our current and previous disclosures to reclassify the investment from cash equivalents to short-term, held-for-sale, investments.

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
NEW ACCOUNTING STANDARDS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides a single definition of fair value, together with a framework for measuring fair value. Accordingly, for some entities, the application of SFAS 157 may change current practice. SFAS 157 for financial assets and financial liabilities was effective for the Company beginning January 1, 2008. On January 1, 2009, the beginning of the next fiscal year, the standard will also apply to non-financial assets and non-financial liabilities of the Company. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on the Company’s consolidated financial statements. FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Management is evaluating the impact that SFAS 157 will have on its non-financial assets and non-financial liabilities. The Company believes that the impact of these items upon adoption will not be material to its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). FAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently assessing the impact of FAS 159 on its consolidated financial position and results of operations. The adoption of SFAS 159 did not have a significant impact on the consolidated financial statements.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
TSC is exposed to interest rate fluctuations. Changes in interest rates and the credit markets affect interest income earned from our short-term investments. The average interest rates on our short-term investments were approximately 4.3 percent and 6 percent in 2008 and 2007, respectively. Based on the amount invested as of December 31, 2008 and 2007, a hypothetical 1.00 percent increase in interest rates would have resulted in approximately $0.1 million in additional net investment income during each of 2008 and 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The financial statements and supplementary data required with respect to this Item 8 are listed in Item 15(a)(1) in this filing.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company has established disclosure controls and procedures (as defined in Rules 13 a — 15(e) and 15 d- 15(e) under the Exchange Act), to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company’s disclosure controls and procedures have also been designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
During 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2008.
Report of Management on Internal Control Over Financial Reporting
The management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
Management of the Company, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2008, the Company maintained effective internal control over financial reporting.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
None.

Technology Solutions Company
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Board of Directors
Our Board of Directors currently consists of five directors. Set forth below are the names of each current member of our Board of Directors, their ages, the year in which each first became a director and their principal occupations and business experience during the past five years.
Liz Alhand, age 52, has been a Director of the Company since April 2008. Ms. Alhand serves on our Audit Committee as our Financial Expert. Ms. Alhand served as the Executive Vice-President and Chief Financial Officer for the Harris County Hospital District (HCHD), in Houston, Texas from 2006 to 2007 as Senior Vice-President-Finance and Treasurer at Presbyterian Healthcare Services (PHS), from 2003 to 2005. Prior to joining PHS, Ms. Alhand served as Executive Vice President and Treasurer at SSM Health Care in St Louis from 1995 to 2002. SSM Health was the first health care winner of the MBNQA in the nation. In addition, Ms. Alhand is a Registered Nurse, a Certified Public Accountant and has a MBA from the University of Texas.
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
Milton G. Silva-Craig, age 41, has been a Director of the Company, as well as the Company’s President and Chief Executive Officer, since December 2006. Prior to joining the Company, Mr. Silva-Craig served as President from June 2004 to March 2006 and Chief Operating Officer from March 2001 to March 2006 of Emageon, Inc., a leading provider of multi-specialty tools for physicians and healthcare professionals. Prior to joining Emageon, Mr. Silva-Craig served at General Electric from 1993 to 2001, running business units in e-Commerce, ASP hosting and digital imaging.

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
Milton G. Silva-Craig, age 41 has been a Director of the Company, as well as the Company’s President and Chief Executive Officer, since December 2006. Prior to joining the Company, Mr. Silva-Craig served as President from June 2004 to March 2006 and Chief Operating Officer from March 2001 to March 2006 of Emageon, Inc., a leading provider of multi-specialty tools for physicians and healthcare professionals. Prior to joining Emageon, Mr. Silva-Craig served at General Electric from 1993 to 2001, running business units in e-Commerce, ASP hosting and digital imaging.
Timothy G. Rogers, age 47, has been the Chief Financial Officer of the Company since September 25, 2007. Prior to joining the Company, Mr. Rogers co-founded RX Solutions, Inc., a healthcare service organization, where he served as Chief Financial Officer from 2004 until its sale in 2007. From 2001 to 2004, Mr. Rogers served as the Chief Financial Officer for Ortho-Rehab, Inc., a provider of medical products for the rehabilitation market. From 1998 to 2001, Mr. Rogers was the Vice President — Controller for Option Care, Inc., the nation’s largest intravenous healthcare franchisor. In addition, Mr. Rogers has served in various financial positions of increasing responsibility for service and product organizations. Mr. Rogers began his career as an auditor with Arthur Andersen, LLP. He is a Certified Public Accountant.

Agreements with Executive Officers
The Company has entered into an employment agreement with Mr. Milton G. Silva-Craig to serve as its President and Chief Executive Officer. The agreement does not have a fixed expiration date and may be terminated by either party on 30 days written notice. If Mr. Silva-Craig’s employment is terminated by the Company, he will be entitled to receive: (i) his salary and health insurance benefits for a one-year period following the termination; (ii) a one-time termination payment equal to 50 percent of his annual base salary and (iii) immediate vesting of all of his then outstanding stock options. If following a change in control of the Company, Mr. Silva-Craig’s employment is terminated for any reason or he resigns within 90 days, he will be entitled to receive: (i) his salary and health insurance benefits for a one-year period following the date of resignation or termination; (ii) a one-time termination payment equal to 50 percent of his annual base salary; and (iii) immediate vesting of all of his then unvested stock options. The employment agreement also provided that if Mr. Silva-Craig choose to relocate to Chicago, Illinois within 24 months of the date of his employment agreement, the Company would reimburse him, on a grossed-up basis, for his moving expenses. Additionally, if he sold his home in Birmingham, Alabama in connection with the move to Chicago, the Company would reimburse him, on a grossed-up basis, for certain associated sales commissions and closing costs. In connection with his relocation to Chicago in 2007, Mr. Silva-Craig received moving and related expenses totaling $194,253. In April, 2008, the Company amended Mr. Silva-Craig’s employment agreement, reducing his base salary. Mr. Silva-Craig’s annual salary at the end of 2008 was $275,000. In exchange for this agreement, Mr. Silva-Craig was paid a compensatory amount equal to two (2) times the annual salary reduction amount discounted by an appropriate market interest rate. The salary reduction shall remain in place for two (2) years unless amended by the Compensation Committee. In addition, for a period of eighteen (18) months, if Mr. Silva-Craig voluntarily leaves the Company, he agrees to reimburse the Company, on a straight-line basis, the relevant portion of the voluntary amount paid to him.
The Company has entered into an employment agreement with Mr. Timothy G. Rogers to serve as its Senior Vice President — Chief Financial Officer and Secretary. The agreement does not have a fixed expiration date and may be terminated by either party on 90 days written notice. If Mr. Rogers’s employment is terminated by the Company, he will be entitled to receive his salary and health insurance benefits for a six month period following the termination. Also upon such a termination, Mr. Rogers’s inducement stock options that are not then exercisable will become exercisable. In April, 2008, the Company amended Mr. Rogers’s employment agreement, reducing his base salary. Mr. Rogers’s annual salary at the end of 2008 was $175,000. In exchange for this agreement, Mr. Rogers was paid a compensatory amount equal to two (2) times the annual salary reduction amount discounted by an appropriate market interest rate. The salary reduction shall remain in place for two (2) years unless amended by the Compensation Committee. In addition, for a period of eighteen (18) months, if Mr. Rogers voluntarily leaves the Company, he agrees to reimburse the Company, on a straight-line basis, the relevant portion of the voluntary amount paid to him.
On December 5, 2005, the Company entered into an employment agreement with Mr. Carl F. Dill, Jr. to serve as its executive Chairman of the Board. Pursuant to that agreement, the Company agreed to pay Mr. Dill a salary of $258,000 per year. Effective January 1, 2006, the Company amended the agreement increasing the salary to $360,000. Effective July 1, 2007, the salary was reduced to $125,000. Effective August 10, 2007, Mr. Dill’s employment as executive Chairman of the Board of the Company was subsequently terminated. Mr. Dill’s only compensation at this point is board fees.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10 percent of a registered class of the Company’s equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting Persons are required by the Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of such reports and written representations from certain Reporting Persons, the Company has determined that all Reporting Persons complied with all filing requirements applicable to them in 2008.
Audit Committee
The Board of Directors has an Audit Committee, presently composed of Ms. Alhand, Ms. DCamp and Mr. Zoph, which monitors the Company’s financial reporting process and internal control systems. Each member of the Audit Committee is financially literate and an “independent director” under The Nasdaq Global Market® rules and meets the other independence requirements of Rule 10A-3 under the Exchange Act. The Audit Committee’s responsibilities are included in its written charter, which can be found on TSC’s website: http://www.techsol.com. Upon her appointment to the Audit Committee, the Board of Directors determined that Ms. Alhand was an audit committee financial expert, as that term is used in Item 407(d)(5) of Regulation S-K under the Exchange Act.
Code of Ethics
The Company has adopted a code of business ethics in compliance with Item 406 of Regulation S-K for TSC’s principal executive officer, principal financial officer, principal accounting officer and controller. A copy of TSC’s Code of Ethics has been filed with the SEC and can also be found on TSC’s website: http://www.techsol.com. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics by posting information on our website at the address specified above.
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
Throughout this Annual Report on Form 10-K, the individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during fiscal 2008, as well as the other individuals included in the “Summary Compensation Table” on page 46, are referred to as the “Named Executive Officers.”

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
2008 Executive Compensation Components
For the fiscal year ended December 31, 2008, the principal components of compensation for Named Executive Officers were:
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
For fiscal 2008, 50% to 75% of each Named Executive Officers’ potential annual cash incentive compensation award was based upon achievement of corporate financial objectives. The remaining 25% to 50% of an executive’s incentive compensation award was based upon individual performance as measured through the Company’s performance evaluation process. Cash incentive compensation recommendations for Named Executive Officers are supported by performance evaluations, which define the executive’s achievement against their specific annual objectives. The Company’s Chief Executive sets the individual performance goals for all Named Executive Officers other than the Chairman and himself. The Compensation Committee sets the individual performance goals for the Company’s Chief Executive Officer and Chairman. The Compensation Committee approves all cash incentive bonus payouts for Named Executive Officers.

Under the Company’s current Compensation Governance Guidelines, Named Executive Officers are not eligible for any annual cash incentive compensation unless the Company meets profitability goals approved by the Compensation Committee. However, the Company’s Chief Executive Officer may request approval of the Compensation Committee for discretionary individual cash incentive bonus awards for Named Executive Officers who exceed individual expectations in a year in which the Company does not meet profitability goals. For 2008, the Company’s Named Executive Officers were not granted any annual cash incentive bonuses.
Long-Term Equity Incentive Compensation — Inducement Stock Options
On November 9, 2006, the Board of Directors approved the Technology Solutions Company 2006 Employment Inducement Award Plan (the “Inducement Option Plan”). The Inducement Option Plan allows the Company to offer inducement stock options to prospective new employees to induce them to accept employment with the Company. In 2008, three new employees were awarded a total of 37,500 inducement stock options. The Compensation Committee approves all inducement stock option grants.
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
The Company has entered into Change of Control and Severance Agreements with certain key employees, including some of the Named Executive Officers. These Change of Control and Severance Agreements are designed to promote stability and continuity of senior management. Information regarding applicable payments under such agreements for the Named Executive Officers is provided under the heading “Agreements with Executive Officers” on page 38.
Tax and Accounting Implications
Deductibility of Executive Compensation
As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that the Company may not deduct compensation of more than $1,000,000 that is paid to certain individuals. The Company believes that compensation paid under incentive compensation plans is generally fully deductible for federal income tax purposes. However, in certain situations, the Compensation Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for its executive officers. In this regard, for fiscal 2008, none of the Named Executive Officers received total compensation in excess of $1,000,000.

COMPENSATION COMMITTEE REPORT
The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
Kathryn A. DCamp, Compensation Committee Chairperson
Liz Alhand
Tim Zoph

The following table sets forth summary information concerning the compensation during the periods indicated of those executive officers of the Company for which such disclosure is required (collectively, the “Named Executive Officers”).
SUMMARY COMPENSATION TABLE

							Change in
							Pension
							Value and
						Non-	Nonquali-
						Equity	fied
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation		Total
Position	Year	($)	($)	($)	($)(1)	($)	($)	($)		($)
Milton G. Silva-Craig	2008	$300,000	$—	$—	$152,969	$—	$—	$243,180	(3)	$696,149
President and CEO (2)	2007	376,442	—	—	152,969	—	—	194,253	(4)	723,664
	2006	30,048	175,000	—	11,316	—	—	—		216,364
Timothy G. Rogers	2008	$181,250	$—	$—	$33,484	$—	$—	$98,295	(6)	$313,029
Senior Vice President,	2007	54,615	—	—	8,899	—	—	—		63,514
Chief Financial Officer	2006	—	—	—	—	—	—	—		—
and Secretary (5)

(1)
The amounts in this column represent the compensation cost of options granted, which are calculated and expensed by the Company in accordance with Statement of Financial Accounting Standard No. 123(R) for the fiscal year ended December 31, 2008.

(2)	Mr. Silva-Craig’s employment with the Company began on December 6, 2006.

(3)	“All Other Compensation” in 2008 for Mr. Silva-Craig relates to amounts paid for a lump sum salary reduction payment and asset disposition success fee.

(4)	“All Other Compensation” in 2007 for Mr. Silva-Craig was pursuant to employment agreement and related to moving and closing costs incurred with his relocation to Chicago.

(5)	Mr. Rogers’s employment with the Company began on September 24, 2007.

(6)	“All Other Compensation” in 2008 for Rogers relates to amounts paid for a lump sum salary reduction payment and asset disposition success fee.

The following table sets forth summary information concerning grants of equity awards during the fiscal year for those Named Executive Officers of the Company for which such disclosure is required.
GRANTS OF PLAN-BASED AWARDS

All
								All	Other
								Other	Option
								Stock	Awards:		Grant
								Awards:	Number		Date Fair
		Estimated Future Payouts			Estimated Future Payouts			Number	of	Exercise	Value of
		Under Non-Equity			Under Equity			of	Securities	or Base	Stock
		Incentive Plan Awards			Incentive Plan Awards			Shares	Under-	Price of	and
		Thresh-		Maxi-	Thresh-		Maxi-	of Stock	lying	Option	Option
	Grant	old	Target	mum	old	Target	mum	of Units	Options	Awards	Awards
Name	Date	($)	($)	($)	($)	($)	($)	(#)	(#)	($/Sh)	($)
Milton G. Silva-Craig
Timothy G. Rogers

(1)	No grants were awarded in 2008.

The following table sets forth summary information concerning the outstanding equity awards as of fiscal year end for those Named Executive Officers of the Company for which such disclosure is required.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Equity
								Equity	Incentive
								Incentive	Plan
			Equity					Plan	Awards:
			Incentive					Awards:	Market or
			Plan					Number	Payout
			Awards:					of	Value
			Number					Unearned	of
			of			Number	Market	Shares,	Unearned
	Number	Number	Securities			of Shares	Value of	Units or	Shares,
	of	of	Under-			or Units	Shares of	Other	Units or
	Securities	Securities	lying			of Stock	Units of	Rights	Other
	Underlying	Underlying	Unexer-			That	Stock	That	Rights
	Unexercised	Unexercised	cised	Option		Have	That Have	Have	That Have
	Options	Options	Unearned	Exercise	Option	Not	Not	Not	Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested(1)	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Milton G. Silva-Craig	83,333	41,667		$6.67	Dec. 4, 2016	41,667	$43,750
Timothy G. Rogers	16,667	23,333		$4.92	Sep. 25, 2007	23,333	$24,500

(1)	Based on closing market price of Company common stock on December 31, 2008 of $1.05.
The following table sets forth summary information concerning the exercise of options and the vesting of stock as of fiscal year end for those Named Executive Officers of the Company for which such disclosure is required.
OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized	Acquired on	Value Realized
	Exercise	on Exercise	Vesting	on Vesting
Name	(#)	($)	(#)	($)
No options were exercised in 2008

Director Compensation
Annual compensation for those Directors who are not employees of the Company (“Outside Directors”) is $25,000, plus reimbursement of expenses incurred in attending meetings. The Chairman of the Board receives additional annual compensation of $25,000.
Further, in accordance with Mr. Dill’s re-designation to Chairman, on September 12, 2007, the Compensation Committee of the Board of Directors (the “Board”) of the Company approved the Chairman of the Board Bonus Compensation Plan (the “Chairman Plan”). Under the Chairman Plan, the Chairman of the Board could potentially receive 5,625 units (the “Units”) on March 14, 2008 and March 13, 2009 (the “Award Date”). Depending on the Chairman’s performance, as determined by the Governance Committee when applying the performance criteria set forth by the Compensation Committee, the Chairman will be entitled to bonus compensation in an amount between zero dollars ($0.00) and up to the value of one hundred fifty percent (150%) of the Units multiplied by the closing stock price of the Company’s common stock on the Award Date. For both 2008 and 2007, neither RSU’s nor any bonus compensation was issued to Mr. Dill.
In addition, each Outside Director appointed prior to 2007 holds stock options issued under the Technology Solutions Company 1993 Outside Directors Plan, as amended (the “1993 Plan”), and/or the Technology Solutions Company 1996 Stock Incentive Plan, as amended (the “1996 Plan”). In 2008, no such grants were made. Each stock option granted to an Outside Director under the 1996 Plan will become exercisable, depending on the time at which it was originally granted, either (i) in thirty-six equal monthly installments, commencing on the last day of the calendar month immediately following the month the option is granted or (ii) in one installment of one-third of the shares on the one-year anniversary of the option grant date followed by equal monthly installments of the remaining options over the following 24 months, commencing on the last day of the calendar month immediately following the one-year anniversary of the option grant date. Both the 1993 Plan and the 1996 Plan have now expired and no new options will be issued thereunder.

The following table sets forth summary information concerning the 2008 compensation of the Directors of the Company for which such disclosure is required.
DIRECTOR COMPENSATION

					Change in
					Pension
	Fees				Value and
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compen-	All Other
	Cash	Awards	Awards	Compensation	sation	Compensation	Total
Name	($)	($)	($)(1)	($)	Earnings	($)	($)
Elizabeth Alhand(2)	$18,750						$18,750
Raymond P. Caldiero(3)	16,000						16,000
Kathryn A. DCamp	29,000						29,000
Carl F. Dill, Jr.	51,500						51,500
Paula Kruger(4)	18,250						18,250
Timothy R. Zoph	29,000						29,000

(1)
The amounts in this column represent the compensation cost of options granted, which are calculated and expensed by the Company in accordance with Statement of Financial Accounting Standard No. 123(R) for the fiscal year ended December 31, 2007.

(2)	Ms. Alhand was appointed to the Board of Directors on April 21, 2008.

(3)	Mr. Caldiero declined to stand for re-election as a Director at the Company’s 2008 Annual Meeting.

(4)	Ms. Kruger declined to stand for re-election as a Director at the Company’s 2008 Annual Meeting.
Compensation Committee Interlocks and Insider Participation
Ms. DCamp, Ms. Alhand and Mr. Zoph and former Directors Caldiero and Kruger served as members of the Compensation Committee of the Board of Directors in 2008. No current member of the Compensation Committee is or was an officer or employee of the Company or any of its subsidiaries. Furthermore, no member of the Compensation Committee has any relationship requiring disclosure under Item 404 of Regulation S-K. Finally, no executive officer of the Company served during 2008 as a director or a member of a compensation committee of any entity that had an executive officer serving as a Director of the Company or a member of the Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT
The following table sets forth information as of March 5, 2009 concerning the beneficial ownership of Common Stock for each director, named executive officer and all directors and executive officers as a group. Unless otherwise noted, the listed persons have sole voting and investment power with respect to the shares held in their names, subject to community property laws if applicable.

	Number	% of Total
	of	Outstanding
	Shares(1)	Shares(2)
Director
Elizabeth Alhand	0	*
Kathryn A. DCamp	0	*
Carl F. Dill, Jr.	19,650	*
Timothy R. Zoph	0	*

Named Executive Officers
Milton G. Silva-Craig	114,859	*
Timothy G. Rogers	22,223	*
All directors and named executive officers as a group (6 persons)	156,732	*

*	less than one percent

(1)
Includes shares that may be acquired under options which are currently exercisable and which will be exercisable within 60 days in the following amounts: Mr. Dill, 7,025 shares; Mr. Silva-Craig 17,361; and Mr. Rogers 5,556 shares; and directors and Named Executive Officers as a group, 29,942 shares.

(2)
The percentage of outstanding shares beneficially owned by each person is calculated based on the 2,565,866 outstanding common shares as of March 5, 2009, plus the shares that such person has the right to acquire as of March 5, 2009 or within 60 days thereafter upon the exercise of conversion rights and options.

ADDITIONAL INFORMATION RELATING TO VOTING SECURITIES
The following table is based primarily on a review of reports on Schedule 13G and 13D filed with the SEC prior to March 5, 2009 and sets forth those holders of Common Stock known to the Company to beneficially own more than five percent of the Company’s Common Stock. As of March 5, 2009, there were 2,565,866 shares of the Company’s Common Stock outstanding.

Name and Address	Number of		Percent
of Beneficial Owner	Shares Owned		of Class
State of Wisconsin Investment Board	387,150	(1)	15.1%
P.O. Box 7842 Madison, WI 53707

Lloyd I. Miller, III	364,883	(2)	14.2%
4550 Gordon Drive Naples, FL 34102

Dimensional Fund Advisors LP	159,158	(3)	6.2%
Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746

CCI Consulting, Inc.	151,025	(4)	5.9%
6752 RFD Long Grove , Illinois 60047

Michael T. Tokarz	145,667	(5)	5.7%
287 Bowman Purchase, NY 10577

(1)
Based on the most recent report on Schedule 13G, filed on January 30, 2009, the State of Wisconsin Investment Board represented that it has sole voting power and sole dispositive power with respect to 387,150 shares.

(2)
Based on the most recent report on Schedule 13G, filed on February 12, 2009, Lloyd I. Miller, III represented that has he has sole voting power and dispositive power with respect to 313,467 shares as: (i) the manager of a limited liability company that is the general partner of a certain limited partnership, (ii) the trustee to a grantor retained annuity trust and (iii) an individual. Mr. Miller has shared voting and dispositive power with respect to 51,416 of the reported securities as an investment advisor to the trustee of a certain family trust.

(3)
Based on the most recent report on Schedule 13G, filed on February 9, 2009, the Dimensional Fund Advisors LP as investment manager to certain funds, which have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities held in their respective accounts. To the knowledge of Dimensional, the interest of any one such Fund does not exceed 5% of the class of securities. Dimensional disclaims beneficial ownership of all such securities.

(4)
Based on the most recent report on Schedule 13G, filed on November 26, 2007, CCI Consulting, Inc., formerly, Charter Consulting, Inc., represented that it has sole voting and dispositive power with respect to 151,025 shares.

(5)
Based on the most recent report on Schedule 13G, filed on February 9, 2006, Mr. Tokarz represented that he has sole voting power and dispositive power with respect to 143,942 shares and shared voting and dispositive power with respect to 1,725 shares.

SECURITIES AUTHORIZED FOR ISSUANCE
UNDER EQUITY COMPENSATION PLANS
The following table sets forth information as of December 31, 2008 concerning securities that are authorized under the Company’s equity compensation plans.

	Number of			Number of securities
	securities to be			remaining available for
	issued upon		Weighted-average	future issuance under
	exercise of		exercise price of	equity compensation
	outstanding		outstanding	plans (excluding
	options, warrants		options, warrants	securities reflected in
Plan Category	and rights		and rights	column (a))

Equity compensation plans approved by security holders	81,607		$13.50	None

Equity compensation plans not approved by security holders	251,500	(1)	$6.07	128,500

Total	333,107		$7.89	128,500

(1)
5,000 inducement options granted to a certain senior employee of Charter Consulting, Inc. as an inducement to accept employment with the Company, following the Company’s acquisition of the management consulting business of Charter Consulting, Inc.; and 246,500 inducement options granted under the Company’s 2006 Employment Inducement Award Plan to certain individuals as an inducement to accept employment with the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
In 2008, there were no transactions that required disclosure under Item 404(a) of Regulation S-K. The Company does not generally engage in transactions in which its senior executive officers or directors, any of their immediate family members or any of its 5% stockholders have a material interest. Any proposed transaction involving the above persons would be referred to the Company’s Board of Directors for consideration and approval by the disinterested Directors. Furthermore, the Company’s Code of Ethics, which sets forth standards applicable to all employees, officers and Directors of the Company, generally proscribes transactions that could result in a conflict of interest for the Company.
The Board of Directors has determined that, with the exception of the Company’s President and Chief Executive Officer, Mr. Silva-Craig, and the Company’s Chairman and former Acting Chief Executive Officer, Mr. Dill, each of its directors is an independent director under The Nasdaq Global Market® rules. Independent directors, therefore, represent a majority of the Board.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
During 2008 and 2007, TSC retained its principal auditors, Grant Thornton LLP, in several capacities:

	2008	2007
Audit fees	$140,389	$188,425
Audit related fees	—	13,125
Tax fees	—	—
All other fees	—	1,800

Total	$140,189	$203,350

Audit Fees
Audit Fees represent amounts billed in connection with the audit of TSC’s annual financial statements included in TSC’s Form 10-K and review of financial statements included in TSC’s Forms 10-Q.
Audit Related Fees
Audit Related Fees represent amounts billed for the audit of TSC’s 401(K) Plan in 2007.
Tax Fees
Tax Fees represent amounts billed for tax services. No tax fees were billed during 2008 or 2007. Tax preparation for TSC is handled using in-house personnel.
All Other Fees
Amounts shown for All Other Fees for 2007 represents fees paid for review of TSC’s compliance with Sarbanes Oxley.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
of Technology Solutions Company
We have audited the accompanying consolidated balance sheets of Technology Solutions Company (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technology Solutions Company and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
As stated in Note 1 to the financial statements, on February 10, 2009, the Company announced the Board of Directors’ approval of a Plan of Complete Liquidation and Dissolution of the Company, subject to stockholder approval.
Chicago, Illinois
March 10, 2009

Technology Solutions Company
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,520	$1,799
Short-term investments	5,473	9,169
Receivables, less allowance for doubtful receivables of $0 and $10 in 2008 and 2007, respectively	509	3,513
Notes receivable	645	—
Software development costs	768	—
Other current assets	413	242

Total current assets	10,328	14,723
COMPUTERS, FURNITURE AND EQUIPMENT, NET	221	193
INTANGIBLE ASSETS, NET	60	518

Total assets	$10,609	$15,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$959	$1,539
Accrued compensation and related costs	292	2,645
Other current liabilities	15	1,078

Total current liabilities	1,266	5,262

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; shares authorized — 10,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized — 20,000,000; shares issued — 2,677,452; shares outstanding — 2,565,866 and 2,559,247 in 2008 and 2007, respectively	27	27
Capital in excess of par value	129,211	129,100
Accumulated deficit	(116,222)	(115,816)
Treasury stock, at cost, 111,586 and 118,205 shares in 2008 and 2007, respectively	(3,161)	(3,349)
Accumulated other comprehensive income (loss)	(512)	210

Total stockholders’ equity	9,343	10,172

Total liabilities and stockholders’ equity	$10,609	$15,434

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

Technology Solutions Company
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2008	2007	2006
REVENUES:
Revenues before reimbursements	$5,619	$9,308	$10,638
Reimbursements	683	1,028	1,425

Total Revenues	6,302	10,336	12,063

COSTS AND EXPENSES:
Project personnel	3,934	6,561	13,204
Other project expenses	1,099	1,463	2,446
Reimbursable expenses	683	1,028	1,425

Cost of services	5,716	9,052	17,075
Management and administrative support	2,798	8,884	5,136
Intangible asset amortization	23	—	835
Goodwill and intangible asset impairments	—	—	125

Total Costs and Expenses	8,537	17,936	23,171

OPERATING LOSS	(2,235)	(7,600)	(11,108)

OTHER INCOME:
Net investment income	316	469	844

LOSS FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES AND DISCONTINUED OPERATIONS	(1,919)	(7,131)	(10,264)

INCOME TAX PROVISION	—	—	—

NET LOSS FROM CONTINUING OPERATIONS	(1,919)	(7,131)	(10,264)

DISCONTINUED OPERATIONS

Net income (loss) from discontinued operations,

Includes gain on sales of SAP and CVC Practices	1,513	(1,164)	1,430

NET LOSS	$(406)	$(8,295)	$(8,834)

BASIC INCOME (LOSS) PER SHARE:

Loss from Continuing Operations	$(0.75)	$(2.80)	$(4.15)
Income (loss) from Discontinued Operations	0.59	(0.46)	0.58
Net Loss	(0.16)	(3.26)	(3.57)

WEIGHTED AVERAGE SHARES — BASIC	2,566	2,541	2,477

DILUTED INCOME (LOSS) PER SHARE (1):

Loss from Continuing Operations	$(0.75)	$(2.80)	$(4.15)
Income (loss) from Discontinued Operations	0.59	(0.46)	0.54
Net Loss	(0.16)	(3.26)	(3.57)

WEIGHTED AVERAGE SHARES — DILUTED	2,570	2,541	2,625

(1) Dilutive securities are excluded from the diluted earning per share calculation in loss periods due to their anti-dilutive effect
The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

Technology Solutions Company
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the years ended December 31, 2008, 2007 and 2006 — (In thousands, except share data)

						Accumulated
			Capital in			Other
	Common Stock Issued		Excess of	Accumulated	Treasury	Comprehensive		Comprehensive
	Shares	Amount	Par Value	Deficit	Stock	Income (Loss)	Total	Loss
Balance as of January 1, 2006	2,526,427	$25	$127,889	$(98,687)	$(4,819)	$240	$24,648	$(17,370)

Stock issued in connection with the acquisition of the assets of Charter Consulting	151,025	2	1,398	—	—	—	1,400
Stock based compensation	—	—	896	—	—	—	896
Net loss	—	—	—	(8,834)	—	—	(8,834)	(8,834)
Translation adjustment	—	—	—	—	—	(30)	(30)	(30)

Balance as of December 31, 2006	2,677,452	$27	$130,183	$(107,521)	$(4,819)	$210	$18,080	$(8,864)

Stock based compensation	—	—	536	—	—	—	536
Issuance of stock from treasury for restricted stock unit grants	—	—	(1,619)	—	1,470	—	(149)
Net loss	—	—	—	(8,295)	—	—	(8,295)	(8,295)
Translation adjustment	—	—	—	—	—	—	—	—

Balance as of December 31, 2007	2,677,452	$27	$129,100	$(115,816)	$(3,349)	$210	$10,172	(8,295)

Stock based compensation	—	—	310	—	—	—	310
Issuance of stock from treasury for restricted stock unit grants	—	—	(199)	—	188	—	(11)
Net loss	—	—	—	(406)	—	—	(406)	(406)

Unrealized loss on short-term investments	—	—	—	—	—	(512)	(512)	(512)
Translation adjustment	—	—	—	—	—	(210)	(210)	(210)

Balance as of December 31, 2008	2,677,452	$27	$129,211	$(116,222)	$(3,161)	$(512)	$9,343	$(1,128)

The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

Technology Solutions Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(406)	$(8,295)	$(8,834)

Adjustments to reconcile net loss to net cash from operating activities:
Goodwill and intangible asset impairment	106	143	3,233
Depreciation and amortization	293	261	1,092
Cumulative translation adjustment	(210)	—	—
Loss on disposal of fixed assets	—	—	319
Impairment loss on short-term investments	97	47	—
Non-cash stock compensation	310	536	896
Net gain from the sales of SAP and CVC Practices	(1,513)	—	—

Changes in assets and liabilities:
Receivables	412	4,142	(498)
Loan receivable	—	3,400	—
Software development costs	(768)	—	—
Other current assets	(252)	333	7
Accounts payable	(256)	(103)	1,057
Accrued compensation and related costs	(1,794)	(1,082)	252
Restructuring accruals	—	(400)	(1,029)
Other current liabilities	(1,064)	(1,115)	(562)
Other assets	—	—	155

Net cash used in operating activities	(5,045)	(2,133)	(3,912)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of SAP Practice, net of transaction fees	3,305	—	—
Proceeds from sale of CVC Practice	165	—	—
Notes receivable from sale of SAP and CVC Practices	(645)	—	—
Transfers to short-term investments	—	(3,698)	—
Purchases of short-term investments	(111)	(266)	(375)
Sales of short-term investments	3,198	1,334	4,500
Capital expenditures	(133)	(213)	(42)
Net assets of acquired businesses, net of cash	—	—	(2,734)

Net cash provided from/(used in) investing activities	5,779	(2,843)	1,349

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of employee payroll taxes in lieu of shares for RSU’s	(13)	(149)	—
Cash in lieu of fractional shares	—	—	—

Net cash used in financing activities	(13)	(149)	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	63

DECREASE IN CASH AND CASH EQUIVALENTS	721	(5,125)	(2,500)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,799	6,924	9,424

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,520	$1,799	$6,924

SUPPLEMENTAL DISCLOSURES:
Non-cash investing activities:
Common stock issued for acquisition activity	—	—	$1,400
The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
NOTE 1 — THE COMPANY
Technology Solutions Company (“TSC”) is a software and services firm providing business solutions to the healthcare industry. TSC delivers industry leading solutions and rapid results by leveraging seasoned teams, deep industry expertise and best practice know-how, combined with unique intellectual property and technology implementation skills. TSC’s clients are primarily located throughout the United States.
PLAN OF COMPLETE LIQUIDATION AND DISSOLUTION — On February 10, 2009, the Company announced that its Board of Directors has determined, after extensive and careful consideration of the Company’s strategic alternatives and analysis of the prevailing economic and industry conditions, that it is in the best interests of the Company and its stockholders to liquidate the Company’s assets and to dissolve the Company. The Company’s Board of Directors approved a Plan of Complete Liquidation and Dissolution of the Company (the “Plan of Liquidation”), subject to stockholder approval. The Company intends to hold a special meeting of stockholders to seek approval of the Plan of Liquidation and will file related proxy materials with the Securities and Exchange Commission (the “SEC”) in the near future. Prior to the special meeting, the Company will reduce its headcount to a limited number of employees who will assist through the termination of operations.
The Plan of Liquidation contemplates an orderly wind down of the Company’s business and operations. If the Company’s stockholders approve the Plan of Liquidation, the Company intends to file a certificate of dissolution, sell or otherwise dispose of its non-cash assets, satisfy or resolve its remaining liabilities and obligations, including but not limited to contingent liabilities and claims, ongoing client agreements, lease obligations, severance for terminated employees, and costs associated with the liquidation and dissolution, and make one or more distributions to its stockholders of cash available for distribution, subject to applicable legal requirements. The Plan of Liquidation, upon approval of stockholders, provides for an initial cash distribution currently estimated to be in the amount of $2.00 per share. Following stockholder approval of the Plan of Liquidation and the filing of a certificate of dissolution, the Company will delist its common stock from The Nasdaq Global Market®.
If, prior to its dissolution, the Company receives an offer for a corporate transaction that will, in the view of the Board of Directors, provide superior value to stockholders than the value of the estimated distributions under the Plan of Liquidation, taking into account all factors that could affect valuation, including timing and certainty of closing, credit market risks, proposed terms and other factors, the Plan of Liquidation and the related dissolution of the Company could be abandoned by the Board of Directors in favor of such a transaction.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
CASH AND CASH EQUIVALENTS — TSC considers all highly liquid investments readily convertible into cash (with purchased maturities of three months or less) to be cash equivalents. These investments are carried at cost, which approximates market. The Company is exposed to concentrations of credit risk. The Company maintains cash at a financial institution where the total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 per depositor, per bank. From time to time, the Company has cash that exceeds the balance insured by the FDIC. The Company monitors such credit risk at the financial institution and has not experienced any loses related to such risks to date.
SHORT TERM INVESTMENTS — TSC determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. TSC considers all investments whose maturities exceed three months or more, or those that cannot be readily converted to cash, to be a short-term investment. The investments are classified as available for sale and are carried at fair market value, with unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders’ equity. Net proceeds from the sale of available for sale securities were $3,198 and $1,334 for the years ending December 31, 2008 and 2007, respectively. Gross realized losses from the sales of available for sale securities were $356 and $27 for the years ending December 31, 2008 and 2007, respectively. The cost of investments sold is based on the specific identification method. Interest and dividends on investments classified as available for sale are included in net investment income. The Company incurred impairments losses of $97 and $47 for 2008 and 2007, respectively.

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
GOODWILL AND LONG–LIVED ASSETS — TSC accounts for goodwill and long–lived Assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Under SFAS 142, goodwill and intangibles that are deemed to have indefinite lives are not amortized but, instead, are reviewed at least annually for impairment. Intangible assets are amortized over their estimated useful lives.
SFAS 142 requires that goodwill be evaluated for impairment annually or if an event occurs or circumstances change that may reduce the fair value of the acquisition below its book value. The impairment test is conducted utilizing a “fair value” methodology. TSC evaluates the fair value of its acquisitions utilizing various valuation techniques including discounted cash flow analysis. This implied fair value is compared to the carrying amount of the goodwill for the individual acquisition. If the fair value is less, TSC recognizes an impairment loss. In addition, TSC evaluates its intangible and tangible assets with definite lives to determine whether adjustment to these amounts or estimated useful lives are required based on current events and circumstances.
In 2008, prior to the sale of the CVC Practice (“CVC”), the Company recorded $106 in intangible asset impairment as a result of the valuation of assets acquired from Charter Consulting, Inc. The majority of the intangible assets were retired as part of the sale of the CVC Practice. In 2007, the Company recorded $143 in intangible asset impairment as a result of the termination of certain Charter employees in the first quarter of 2007. The impairment amounts are recorded as part of the discontinued operations. In 2006, we recorded a total of $3,233 in goodwill and intangible asset impairment charges. These charges were composed of $2,913 in goodwill impairment and $320 in intangible asset impairment. The goodwill and intangible assets relate to acquisitions in 2006 and 2004, as discussed in Note 3.
EARNINGS (LOSS) PER COMMON SHARE — TSC discloses basic and diluted earnings (loss) per share in the consolidated statements of operations under the provisions of SFAS No. 128, “Earnings Per Share.” Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period presented, plus the dilutive effect of common equivalent shares arising from the assumed exercise of stock options using the treasury stock method. Common equivalent shares of 3,958, 109,883, and 146,487 were not included in the diluted loss per share calculation as they were anti-dilutive for 2008, 2007 and 2006, respectively. Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period presented.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of Basic and Diluted Loss Per Share
	2008			2007			2006
		Shares	Per		Shares	Per		Shares	Per
		(In	Common		(In	Common		(In	Common
	Net Loss	thousands)	Share	Net Loss	thousands)	Share	Net Loss	thousands)	Share

Basic Loss Per Common Share	$(406)	2,566	$(0.16)	$(8,295)	2,541	$(3.26)	$(8,834)	2,477	$(3.57)

Effect of Stock Options	—	—		—	—		—	—

Diluted Loss Per Common Share	$(406)	2,566	$(0.16)	$(8,295)	2,541	$(3.26)	$(8,824)	2,477	$(3.57)

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
FAIR VALUE OF FINANCIAL INSTRUMENTS — The carrying values of current assets, long-term receivables and liabilities approximated their fair values at December 31, 2008 and 2007, respectively.
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
SFAS 123R requires companies to measure and recognize compensation expense for all employee share-based payments at fair value over the service period underlying the arrangement. Accordingly, TSC determines the grant-date fair value of its stock-based awards, including stock options and restricted stock units, and records an expense in its statement of operations for the amortization of the fair value of the awards. The fair value of the awards is amortized ratably over the vesting periods of the individual awards. For restricted stock units, certain portions of the awards require the achievement of certain performance measures for these awards to vest. If these performance measures are not achieved, the awards are forfeited. TSC adopted the provisions of SFAS 123R using the “modified prospective” method, whereby fair values of all previously-granted, unvested employee stock-based awards as of January 1, 2006 as well as all awards made on or after January 1, 2006 are considered in determining stock-based compensation expense for the years ending December 31, 2006 and thereafter. Under the provisions of SFAS 123R, TSC recorded $0.3 million and $0.5 million ($0.12 and $0.20 per basic and fully diluted share) for 2008 and 2007, respectively, of stock-based compensation expense in its consolidated statement of operations. No tax benefit was recognized related to stock-based compensation expense since TSC established and continues to maintain a full valuation allowance to offset all potential tax benefits associated with its net deferred tax assets.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NEW ACCOUNTING STANDARDS — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides a single definition of fair value, together with a framework for measuring fair value. Accordingly, for some entities, the application of SFAS 157 may change current practice. SFAS 157 for financial assets and financial liabilities was effective for the Company beginning January 1, 2008. On January 1, 2009, the beginning of the next fiscal year, the standard will also apply to non-financial assets and non-financial liabilities of the Company. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on the Company’s consolidated financial statements. FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Management is evaluating the impact of SFAS 157 will have on its non-financial assets and non-financial s liabilities. The Company believes that the impact of these items upon adoption will not be material to the consolidated financial statements.
SFAS 157 establishes a fair value hierarchy based on the quality of inputs used to measure fair value, with level 1 being the highest quality and level 3 being the lowest quality. Level 1 inputs are quoted prices in active markets on identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included in Level 1. Level 3 inputs are unobservable inputs which reflect assumptions about pricing by market participants.
The fair value measurements for the Company’s financial liabilities accounted for at fair value on a recurring basis at December 31, 2008 are presented in the following table:

Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	12/31/08	(Level 1)	(Level 2)	(Level 3)
Short term investments	$5,473	$5,473	$—	$—

Total	$5,473	$5,473	$—	$—

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). FAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The adoption of SFAS 159 did not have a significant impact on the consolidated financial statements.
SOFTWARE DEVELOPMENT COSTS — TSC accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Research and development costs related to software development are expensed as incurred. Upon the establishment of technological feasibility, related software developments are capitalized.
BLUE OCEAN©
Technological feasibility was reached during the second quarter of 2008 for Blue Ocean, which is the Company’s software solution that delivers real-time, actionable information to hospital staff at point-of-need. Beginning in the second quarter of 2008 and through the end of the year, the Company has capitalized $768 of such costs. As of December 31, 2008, general release has not occurred for Blue Ocean and as such, the $768 capitalized represents the unamortized costs, which has been determined not to be impaired. During 2007, TSC expensed $882 of research and development costs, which are included in the consolidated statement of operations in management and administration support.
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

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
EMPLOYEE BENEFIT PLAN — TSC has a 401(k) Savings Plan (the “401(k) Plan”). The 401(k) Plan allows employees to contribute up to 15 percent of their annual compensation, subject to Internal Revenue Service statutory limitations. Company contributions to the 401(k) Plan are discretionary. The Company has not yet determined if it will make a Company contribution for the year ended December 31, 2008 in light of its recently announced Plan of Complete Liquidation and Dissolution (the “Plan of Liquidation”). TSC contributed $257 and $169 to the 401(k) Plan in the years ended December 31, 2007 and 2006, respectively.
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
RECLASSIFICATIONS — Certain reclassifications have been made to prior periods to conform to the current period classification. These reclassifications had no impact on net loss or total stockholders’ equity.
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
As part of TSC’s regular review for potential impairments, $169 of intangible assets relating to employment contracts and the entire $2,913 of goodwill were deemed impaired as of December 31, 2006 and, accordingly, written-off and charged against earnings in 2006.
NOTE 4 — DIVESTITURES
SAP Practice
During the second quarter of 2008, the Company sold its SAP Practice (the “Practice”) in order to further its focus on the healthcare market. The sale closed on May 5, 2008, with an effective date of April 30, 2008. TSC agreed to sell substantially all of the assets and assume certain liabilities of the Practice together with certain other assets, liabilities, properties and rights of the Company relating to its SAP services business to EnteGreat Solutions LLC (“EnteGreat”). Under the terms of the purchase agreement, the Company received $4,150 of cash and a $750 promissory note, due in two installments (with the first installment of $375 received October 31, 2008 and the second installment due on April 29, 2009).
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

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CVC Practice
On December 31, 2008, the Company sold its CVC Practice (“CVC”) in order to further its focus on the healthcare market. TSC sold substantially all of the assets and assume certain liabilities of the CVC together with certain other assets, liabilities, properties and rights of the Company relating to its CVC business to Valkre Solutions, Inc. (“Valkre”). Pursuant to the sale, the Company received $130 of cash and a $270 senior promissory note, due in two installments (with the first installment due on March 31, 2009 and the second installment due on June 30, 2009).
In conjunction with the sale, the Company recorded a gain, net of related transactions fee and expenses, of $24 in the consolidated statement of operations.
NOTE 5 — RECEIVABLES
Receivables consisted of the following:

	December 31,	December 31,
	2008	2007

Amounts billed to clients	$484	$3,230
Unbilled revenues	25	293

	509	3,523

Allowance for doubtful receivables	—	(10)

	$509	$3,513

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

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Changes in TSC’s allowance for doubtful receivables were as follows:

	December 31,	December 31,
	2008	2007

Beginning balance	$10	$66
Bad debt expense/(reversal)	(10)	30
Accounts written off	—	(86)

Ending balance	$—	$10

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
NOTE 7 — COMPUTERS, FURNITURE AND EQUIPMENT
Computers, furniture and equipment consisted of the following:

	December 31,	December 31,
	2008	2007

Computers	$7,014	$6,882
Furniture and equipment	1,133	1,133

	8,147	8,015

Accumulated depreciation	(7,926)	(7,822)

	$221	$193

Depreciation expense was $104, $55, and $96 for the years ended December 31, 2008, 2007 and 2006, respectively.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 8 — INTANGIBLE ASSETS, NET
As of December 31, 2008 and 2007, TSC’s acquired intangible assets with definite lives were as follows:

		Non-
	Customer	compete	Other
	related	agreements	Agreements	Trademarks	Total
Balance as of December 31, 2006	$283	$100	$215	$269	$867

Amortization	(128)	(54)	(24)	—	(206)
Impairment loss	—	—	(143)	—	(143)

Balance as of December 31, 2007	155	46	48	269	518
Amortization	(128)	(46)	(15)	—	(189)
Business divestiture	—	—	—	(163)	(163)
Impairment loss	—	—	—	(106)	(106)

Balance as of December 31, 2008	$27	$—	$33	$—	$60

Weighted Average Amortization Period in Years	0.2	0.0	2.2	Not applicable
The impairment loss in 2008 of $106 was recorded as a result of a decline in the value of certain of the Company’s trademarks. The impairment loss in 2007 of $143 was recorded as a result of the termination of certain of the Charter employees.
The following table summarizes the estimated annual pretax amortization expense for these assets:

Calendar Year
2009	$42
2010	15
2011	3

$60

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 9 — INCOME TAXES
The provision for income taxes consisted of the following:

	For the Years Ended December 31,
	2008	2007	2006
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total current	—	—	—

Deferred:
Federal	(130)	(2,654)	(2,442)
State	(19)	(632)	(588)
Foreign	—	—	—
Valuation allowance	149	3,286	3,030

Total deferred	—	—	—

Provision for income taxes	$—	$—	$—

Total income tax provision differed from the amount computed by applying the federal statutory income tax rate to the loss due to the following:

	For the Years Ended December 31,
	2008	2007	2006
Federal tax benefit at statutory rate	$(142)	$(2,903)	$(3,092)
State tax benefit, net of Federal benefit	(19)	(411)	(379)
Effect of foreign tax rate differences	—	—	52
Nondeductible goodwill and intangibles	—	—	262
Other	12	28	127
Valuation allowance	149	3,286	3,030

Income tax provision	$—	$—	$—

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Deferred tax assets and liabilities were comprised of the following:

	At December 31,
	2008	2007
Deferred tax assets:
Net operating losses and credits	$33,592	$30,027
Net operating loss resulting from exercise of former subsidiary stock options	7,456	7,269
Deferred income taxes due to former subsidiary	(6,211)	(6,210)
Receivable valuation allowances and reserves for possible losses	—	4
Legal and other accruals	169	905
Depreciation	177	149
Goodwill and intangible assets	427	1,555
Restructuring and other charges	—	—
Accrued bonuses	—	220
Stock based compensation expense	732	500
Valuation allowance	(35,969)	(34,046)

Total deferred tax assets	373	373

Deferred tax liabilities:
Other	(373)	(373)

Total deferred tax liabilities	(373)	(373)

Net deferred tax asset	$—	$—

During 2003, TSC established a valuation allowance for its entire net deferred tax asset. The total federal net operating loss carry-forwards, subject to certain limitations, amount to approximately $84,000 and expire in 2021 through 2028.
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
Income (loss) before income taxes consisted of the following:

	For the Years Ended December 31,
	2008	2007	2006

United States	$(406)	$(8,295)	$(8,852)
Foreign	—	—	18

Total	$(406)	$(8,295)	$(8,834)

No income taxes were paid during the years ended December 31, 2008, 2007 or 2006.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2008, we had approximately $84,000 of tax net operating loss carry-forwards. Realization of any benefit from our tax net operating losses is dependent on our ability to generate future taxable income and the absence of certain “ownership changes” of our common stock. An “ownership change,” as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating losses to offset any future taxable income. Furthermore, due to several ownership changes over the years — as defined by federal income tax rules — it is possible that our ability to use our net operating losses would be limited.
On January 1, 2007, the Company adopted the provisions of the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes"(“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company previously recorded a full valuation allowance against its entire net deferred tax asset and continues to provide a full valuation allowance for all tax benefits generated. The implementation of FIN 48 did not result in a change to the net deferred tax assets recorded. The Company or one of its subsidiaries files income tax returns in the U.S. Federal and various state jurisdictions as well as certain foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before 2000 and its subsidiaries are no longer subject to non-U.S. income tax examinations for years before 2000. The Company has no accrued interest or penalties. If any interest expense or penalties were incurred, the Company would include them in operating expenses.
A reconciliation of the beginning and ending unrecognized tax benefits is as follows:

Balance at January 1, 2007	$1,293
Additions based on tax position related to the current year	68
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	1,361

Additions based on tax position related to the current year	19
Additions for tax positions of prior year	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2008	$1,380

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
All of the unrecognized tax benefits relate to net operating losses. Thus, because of the full valuation allowance associated with TSC’s deferred tax assets, none of these unrecognized tax benefits would impact the effective tax rate if reversed.
NOTE 10 — CAPITAL STOCK
TSC has a stock repurchase program, which allows for share repurchases of up to 576,266 shares of outstanding Company common stock (the “Repurchase Program”). During the years ended December 31, 2008 and 2007, TSC did not repurchase any shares under the Repurchase Program. Through December 31, 2008, TSC has repurchased an aggregate total of 341,906 shares and there were 234,360 shares available to be purchased under the Repurchase Program.
The timing and size of any future stock repurchases are subject to market conditions, stock prices, cash position and other cash requirements. Such repurchases are intended, among other things, to cover issuance of stock under TSC’s employee stock option plans.
NOTE 11 — STOCK-BASED COMPENSATION
In 2007, the TSC Board of Directors approved a Chairman of the Board Compensation Plan, whose purpose is to acknowledge and compensate the Chairman of the Board for the contribution he makes both to the Board and the overall performance of TSC. Awards under the program are to be made based upon the Compensation Committee’s recommendation of certain performance criteria. No awards under the program were made in the years ended December 31, 2008 and 2007, respectively.
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

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During 2006, TSC issued 170,000 inducement option grants under the Charter Inducement Option Grants as an inducement for certain senior employees of Charter to accept employment with TSC following TSC’s acquisition of Charter (see Note 3).
In addition, TSC implemented the 2006 Employment Inducement Award Plan that has a total of 375,000 options for the purpose of granting stock options or restricted stock units to certain individuals to accept employment with TSC. Total inducement options issued under the plan in 2008, 2007 and 2006, were 37,500, 91,500 and 159,000, respectively. Unvested options of 41,500 from individuals that forfeited upon their termination are available to be re-awarded to new employees. As of December 31, 2008, 128,500 awards still remain available for grant under the plan.
As discussed in Note 2, TSC adopted the provisions of SFAS 123R on January 1, 2006 and, accordingly, records compensation expense for all employee share-based payments at fair values over the service period underlying the arrangement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2008	2007	2006
Expected volatility	67.9%	58.4%	63.9%
Risk-free interest rates	2.9%	4.4%	4.4%
Expected lives	4.5 years	4.5 years	4.5 years
Weighted-average grant date fair value of options granted	$2.87	$3.24	$4.71
The expected volatility is based on historical volatility of TSC’s stock. The risk-free interest rate is based on the US Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected lives of the options are based on evaluations of historical exercise behavior. TSC has not paid and does not anticipate paying dividends, excluding any distributions upon stockholder approval of the Board approved Plan of Complete Liquidation and Dissolution; therefore, the expected dividend yield is assumed to be zero.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the status of TSC’s option plans is presented below:

	For the Years Ended December 31,
		2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	2008	Prices	2007	Prices	2006	Prices
Outstanding at beginning of year	481,166	$14.03	613,302	$15.12	387,380	$25.68
Granted — under 1996 Plan	—		—		50,000	$10.87
Granted — Inducement Options	37,500	$2.87	91,500	$6.20	329,000	$8.03
Exercised	—		—		—
Forfeited	(185,559)	$22.80	(223,636)	$9.09	(153,078)	$25.20

Outstanding at end of year	333,107	$13.32	481,166	$14.03	613,302	$15.12

Exercisable at end of year	212,760	$9.31	291,277	$18.86	293,571	$22.57

For Options Outstanding at End of Year:

Weighted-Average Remaining Contractual Term		2 years		2 years		8 years

Aggregate Intrinsic Value ($000)	$2		$4		$4

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the year ended December 31, 2006, TSC granted 220,000 restricted stock units. The following is a summary of the status of TSC’s non-vested shares as of December 31, 2008:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at December 31, 2006	179,000	$9.42

Granted	—	—
Vested	(73,208)	$9.39
Forfeited	(49,209)	$9.35

Non-vested at December 31, 2007	56,583	$9.52

Granted	—	—
Exercised	(10,667)	$9.29
Vested	(1,667)	$10.22
Forfeited	(44,249)	$9.54

Non-vested at December 31, 2008	—

As of December 31, 2008 and 2007, there was approximately $350 and $667, respectively, of total unrecognized compensation expense related to non-vested stock-based compensation arrangements (options and restricted stock units). This expense is expected to be recognized over a weighted-average period of 2.1 and 2.0 years for 2008 and 2007, respectively.
For 2008, 10,667 shares were issued related to an RSU exercise. There were no RSU options exercised during the 2007. The cash receipt was included in financing activities in the accompanying consolidated statements of cash flows.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 12 — BUSINESS SEGMENTS
TSC currently operates within one reportable business segment. The following is revenue from continuing operations and long-lived asset information by geographic area:

For and as of the year	United	Foreign
ended December 31, 2008	States	Subsidiaries	Total
Revenues	$5,619	$—	$5,619
Identifiable assets	$10,609	$—	$10,584

For and as of the year	United	Foreign
ended December 31, 2007	States	Subsidiaries	Total
Revenues	$9,308	$—	$9,308
Identifiable assets	$15,431	$3	$15,434

For and as of the year	United	Foreign
ended December 31, 2006	States	Subsidiaries	Total
Revenues	$10,638	$(220)	$10,418
Identifiable assets	$26,039	$3	$26,042
Foreign revenues and identifiable assets are based on the country in which the legal subsidiary is domiciled. No single foreign country’s revenues or identifiable assets were material to the consolidated revenues or identifiable assets of TSC.
NOTE 13 — MAJOR CLIENTS
TSC’s two largest clients in 2008, 2007 and 2006 accounted for 47 percent, 42 percent and 18 percent, respectively, of revenues before reimbursements.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 14 — COMMITMENTS AND CONTINGENCIES
TSC leases an office facility under an operating lease expiring in February, 2010. Additionally, TSC leases various office equipment under operating leases and has other commitments expiring at various dates. Rental expense for all operating leases and other commitments approximated $338, $201 and $708 for the years ended December 31, 2008, 2007 and 2006, respectively. Future minimum rental commitments under non-cancelable operating leases and other commitments with terms in excess of one year are as follows:

Calendar Year	Amount
2009	$333
2010	107
2011	26

Total	$466

TSC had no capital leases as of December 31, 2008 and 2007.
TSC is not presently party to any lawsuit. TSC may become a party to lawsuits arising in the normal course of its business. In the opinion of management, based upon presently available information relating to all such matters, the ultimate costs resulting from these matters will likely not have a material adverse effect on TSC’s consolidated financial position, results of operations or cash flows.
In addition, under certain executive contracts TSC is committed to pay salary continuance and provide health benefits.
NOTE 15 — STOCKHOLDER RIGHTS PLAN
On October 29, 1998, the Board of Directors adopted a Stockholder Rights Plan (the “Rights Plan”). The Rights Plan was intended to assure fair and equal treatment for all of TSC’s stockholders in the event of a hostile takeover attempt. The Rights Plan expired on October 29, 2008 and was not renewed. Additionally, a Unanimous Consent Resolution was executed by the Board confirming the 1998 Rights Agreement expired and that no shares of Series A Junior Participating Preferred Stock of the Company were outstanding.
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
Under the terms of the Rights Plan, each share of TSC’s Common Stock had associated with it one Right. Each Right entitled the registered holder to purchase from TSC one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, at an exercise price of $100 (subject to adjustment). The Rights became exercisable under certain circumstances following the announcement that any person had acquired 15 percent or more (20 percent in the case of SWIB) of TSC’s Common Stock or the announcement that any person had commenced a tender offer for 15 percent or more (20 percent in the case of SWIB) of TSC’s Common Stock.

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In general, TSC may have redeemed the Rights in whole, but not in part, at a price of $.01 per Right at any time until ten days after any person had acquired 15 percent or more (20 percent in the case of SWIB) of TSC’s Common Stock.
Under specified conditions, each Right entitled the holder to purchase TSC’s Common Stock (or if TSC was acquired in a merger or other business combination, common stock of the acquirer) at the exercise price having a current market value of two times the exercise price.
NOTE 16 — COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is defined as the change in equity of a business enterprise from transactions and other events from non-shareholder sources. Comprehensive income (loss) includes net income and other changes in equity that bypass the statement of operations and includable as a separate component of shareholder’s equity. For the years ended December 31, 2008 and 2007, other comprehensive income (loss), as detailed in the following table, included two components: change in unrealized (loss) on short term investments and cumulative translation adjustment.

	2008	2007

Unrealized (loss) on short-term investments	$(512)	$—
Less reclassification adjustment for net losses realized in net income on short-term investments
Cumulative translation adjustment	(210)	210

	(722)	210

Income tax effect	—	—

Other comprehensive loss	$(722)	$210

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 17 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
Revenues	$1,973	$1,808	$1,439	$1,083
Cost of services	$1,422	$1,784	$1,441	$1,049
Goodwill and intangible asset impairments	$—	$—	$—	$—
Operating (loss)	(30)	(278)	(771)	(840)
Discontinued operations	161	1,785	(130)	(303)
Net earnings (loss)	131	1,507	(901)	(1,143)

Basic operating loss per share	$(0.02)	$(0.11)	$(0.30)	$(0.32)
Basic discontinued operations income (loss) per share	0.06	0.70	(0.05)	(0.12)
Basic net income (loss) per share	0.04	0.59	(0.35)	(0.44)

Diluted operating loss per share	$(0.02)	$(0.11)	$(0.30)	$(0.32)
Diluted discontinued operations income (loss) per share	0.06	0.70	(0.05)	(0.12)
Diluted net income (loss) per share	0.04	0.59	(0.35)	(0.44)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
Revenues	$3,170	$2,907	$2,320	$1,939
Cost of services	$3,031	$2,322	$2,110	$1,589
Goodwill and intangible asset impairments	$—	$—	$—	$—
Operating loss	(2,358)	(2,481)	(2,003)	(289)
Discontinued operations	(681)	(209)	(263)	(11)
Net loss	(3,039)	(2,690)	(2,266)	(300)

Basic operating loss per share	$(0.94)	$(0.98)	$(0.79)	$(0.09)
Basic discontinued operations income (loss) per share	(0.27)	(0.08)	(0.11)	0.00
Basic net loss per share	(1.21)	(1.06)	(0.90)	(0.09)

Diluted operating loss per share	$(0.94)	$(0.98)	$(0.79)	$(0.09)
Diluted discontinued operations income (loss) per share	(0.27)	(0.08)	(0.11)	0.00
Diluted net loss per share	(1.21)	(1.06)	(0.90)	(0.09)

Technology Solutions Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 18 — OTHER EVENTS
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

Restructuring and Other Charges -		Cash(1)	Non-cash	Balance as of
Q4 2005 (in thousands)	Charge	Payments	Usage	Dec. 31, 2007
Former CEO severance costs	$438	$438	$—	$—
Severance costs (9 employees)	340	340	—	—
Office reduction	273	273	—	—
Other costs	107	107	—	—

Total	$1,158	$1,158	$—	$—

(1)	Net cash payments totaling $293 were made during 2007.
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

Restructuring and Other Charges -		Cash(2)	Non-cash	Balance as of
Q2 2005 (in thousands)	Charge	Payments	Usage	Dec. 31, 2006
Severance costs (23 employees)	$1,173	$1,111	$62	$—
Office closures	511	333	178	—
Other costs	3	2	1	—

Total original charge	1,687	1,446	241	—
Q4 2005 adjustment	(113)	—	(113)	—

Total	$1,574	$1,446	$128	$—

(2)	Net cash payments totaling $20 were made during 2007.

Technology Solutions Company
PART IV. (CONTINUED)
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)
Item 15(a)(3) Exhibits
The following documents are filed herewith or incorporated by reference and made a part of this Report.

Exhibit #	Description of Document

2.1
Plan of of Complete Liquidation and Dissolution of Technology Solutions Company as approved by the Company’s Board of Directors, filed as Exhibit 99.2 to TSC’s Current Report on Form 8-K dated February 9, 2009, is hereby incorporated by reference.

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

Technology Solutions Company
PART IV. (CONTINUED)
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)
Item 15(a)(3) Exhibits (Continued)

Exhibit #	Description of Document

10.17	Separation Agreement with Michael R. Gorsage, filed as Exhibit 99.1 to TSC’s Current Report on Form 8-K dated December 5, 2005, is hereby incorporated by reference.

10.18	Employment Agreement with Carl F. Dill. Jr., filed as Exhibit 99.2 to TSC’s Current Report on Form 8-K dated December 5, 2005, is hereby incorporated by reference.

10.19	Employment Agreement with David B. Benjamin, filed as Exhibit 10.3 to TSC’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, is hereby incorporated by reference.

10.20	Employment Agreement with Milton G. Silva-Craig, filed as Exhibit 10.20 to TSC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, is hereby incorporated by reference.

10.21
Chairman of the Board Bonus Compensation Plan with Carl F. Dill, Jr., filed as Exhibit 10.1 to TSC’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, is hereby incorporated by reference.

10.22	Employment Agreement with Timothy G. Rogers, filed as Exhibit 10.2 to TSC’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, is hereby incorporated by reference.

10.23
Asset Purchase Agreement between EnteGreat Solutions, LLC and Technology Solutions Company, filed as Exhibit 10.1 to TSC’s Current Report on Form 8-K dated May 5, 2008, is hereby incorporated by reference.

10.24	Promissory Note between EnteGreat Solutions, LLC and Technology Solutions Company, filed as Exhibit 10.2 to TSC’s Current Report on Form 8-K dated May 5, 2008, is hereby incorporated by reference.

10.25
Transition Service Agreement between Technology Solutions Company and EnteGreat Solutions, LLC, filed as Exhibit 10.3 to TSC’s Current Report on Form 8-K dated May 5, 2008, is hereby incorporated by reference.

Technology Solutions Company
PART IV. (CONTINUED)
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)
Item 15(a)(3) Exhibits (Continued)

Exhibit #		Description of Document

10.26
Asset Purchase Agreement between Valkre Solutions, Inc. and Technology Solutions Company, filed as Exhibit 10.1 to TSC’s Current Report on Form 8-K dated December 31, 2008, is hereby incorporated by reference.

10.27
Senior Promissory Note between Valkre Solutions, Inc. and Technology Solutions Company, filed as Exhibit 10.2 to TSC’s Current Report on Form 8-K dated December 31, 2008, is hereby incorporated by reference.

14		Code of Ethics, filed as Exhibit 14 to TSC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, is hereby incorporated by reference.

21	*	Subsidiaries of TSC.

23.1	*	Consent of Grant Thornton LLP.

31.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
Exhibits 10.01 through 10.27 listed above are the management contracts and compensatory plans or arrangements required to be filed as exhibits hereto pursuant to the requirements of Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 10, 2009

TECHNOLOGY SOLUTIONS COMPANY
By:	/s/ TIMOTHY G. ROGERS
Timothy G. Rogers
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacity and on the date indicated.

Signature	Title	Date

/s/ CARL F. DILL, JR. Carl F. Dill, Jr.	Chairman and Director	March 10, 2009

/s/ MILTON G. SILVA-CRAIG Milton G. Silva-Craig	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2009

/s/ TIMOTHY G. ROGERS Timothy G. Rogers	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2009

/s/ LIZ A. ALHAND Liz A. Alhand	Director	March 10, 2009

/s/ KATHRYN A. DCAMP Kathryn A. DCamp	Director	March 10, 2009

/s/ TIMOTHY R. ZOPH Timothy R. Zoph	Director	March 10, 2009

EXHIBIT INDEX

Exhibit
Number		Description

21	*	Subsidiaries of TSC.

23.1	*	Consent of Grant Thornton LLP.

31.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith